Form 10QSB
period 2002-06-30
ZOWCOM INC
filed 2002-08-14
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
               For the transition period from                 to
                                             -----------------  ---------------

Commission File Number: 000-49862


                                  Zowcom, Inc.
                                  -----------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0974674
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                17218 Beach Boulevard, Huntington Beach, California 92647
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  714.785.2095
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2002, there were 7,610,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------




                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----
Financial Statements

   Condensed Balance Sheet as of June 30, 2002                                3

   Condensed Statements of Operations for the three months and six months ended June 30, 2002 and the period July 11, 2001 (inception)
   through June 30, 2002                                                      4

   Condensed Statements of Cash Flows for the six months ended June       5 - 6
   30, 2002 and the period July 11, 2001 (inception) through
   June 30, 2002

   Notes to Condensed Financial Statements                                7 - 8

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          ----------------------------

                             CONDENSED BALANCE SHEET
                             -----------------------

                                  JUNE 30, 2002
                                  -------------

                                   (unaudited)
                                    ---------

                                     ASSETS
                                     ------

ASSETS
   Cash                                                       $          3,780
                                                              ----------------

     Total current assets                                                3,780
                                                              ----------------

PROPERTY AND EQUIPMENT
   Computer equipment, net of accumulated depreciation                   6,960
   of $1,267                                                  ----------------

     Total property and equipment                                        6,960
                                                              ----------------

       Total assets                                           $         10,740
                                                              ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                           $            945
   Due to related parties                                                  486
                                                              ----------------

       Total current liabilities                                         1,431
                                                              ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding                                       ---
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     7,610,000 shares issued and outstanding                             7,610
   Additional paid-in capital                                           47,089
   Deficit accumulated during the development stage                    (45,390)
                                                              ----------------

       Total stockholders' equity                                        9,309
                                                              ----------------

         Total liabilities and stockholders' equity           $         10,740
                                                              ================



  See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                                          July 11, 2001
                                                                  Three Months         Six Months          (Inception)
                                                                      Ended               Ended              Through
                                                                  June 30, 2002       June 30, 2002       June 30, 2002
                                                                 ---------------     ---------------     --------------
REVENUES                                                         $           880     $           880     $           880

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                                          19,411              33,865              46,270
                                                                 ---------------     ---------------     ---------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES
                                                                         (18,531)            (32,985)            (45,390)

PROVISION FOR INCOME TAXES                                                   ---                 ---                 ---
                                                                 ---------------     ---------------     ---------------

NET LOSS                                                         $       (18,531)    $       (32,985)    $       (45,390)
                                                                 ===============     ===============     ===============

BASIC LOSS PER SHARE                                             $         (0.00)    $         (0.00)    $         (0.01)
                                                                 ===============     ===============     ===============

DILUTIVE LOSS PER SHARE                                          $         (0.00)    $         (0.00)    $         (0.01)
                                                                 ===============     ===============     ===============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                       7,610,000           7,610,000           6,930,068
                                                                 ===============     ===============     ===============



See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  -----------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                                        July 11, 2001
                                                                                 Six Months Ended        (inception)
                                                                                   June 30, 2002           Through
                                                                                                        June 30, 2002
                                                                                  ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $       (32,985)     $       (45,390)
   Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities
    Goods and services provided in exchange for shares of common stock
                                                                                              ---                6,000
    Goods and services provided in exchange for additional paid in capital
                                                                                              ---                1,750
    Depreciation                                                                            1,184                1,267
     Changes in operating assets and liabilities
       Decrease in prepaid expenses                                                        10,010                  ---
       Increase in accounts payable                                                           945                  945
                                                                                  ---------------      ---------------

         Net cash used in operating activities                                            (20,846)             (35,428)
                                                                                  ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                                          (3,061)              (8,227)
                                                                                  ---------------      ---------------

         Net cash used in investing activities                                             (3,061)              (8,227)
                                                                                  ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                 1,000               80,500
   Increase (decrease) in due to related parties                                             (307)                 486
   Costs of fundraising                                                                   (27,823)             (33,551)
                                                                                  ---------------      ---------------

         Net cash provided by (used in) financing activities                              (27,130)              47,435
                                                                                  ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                          (51,037)               3,780
                                                                                  ---------------      ---------------

CASH AND CASH EQUIVALENTS, beginning of period                                             54,817                  ---
                                                                                  ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                                          $         3,780      $         3,780
                                                                                  ===============      ===============




  See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------

                                   (unaudited)

                                                                                      July 11, 2001
                                                                                       (inception)
                                                               Six Months Ended          Through
                                                                 June 30, 2002        June 30, 2002
                                                                ---------------      ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest                       $           ---      $           ---
                                                                ===============      ===============
 Cash paid during the period for income taxes                   $           ---      $           ---
                                                                ===============      ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
During the period July 11, 2001 (inception) through June 30, 2002 the Company issued 6,000,000 shares of common stock for incorporation expenses and related services.
During the period July 11, 2001 (inception) through June 30, 2002, the Company recorded additional paid-in capital of $1,750 for rent provided by a stockholder.
During the period July 11, 2001 (inception) through June 30, 2002, the Company recorded costs of $33,551 in equity relating to services for raising capital.
During the period July 11, 2001 (inception) through June 30, 2002, the Company accrued a liability of $486 for expenses paid on behalf of the Company by one of its officers and directors.
During the six months ended June 30, 2002, the Company recorded costs of $27,823 in equity relating to services for raising capital.








  See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                  JUNE 30, 2002
                                  -------------

                                   (unaudited)




NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Zowcom, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Zowcom, Inc. Amended Registration Statement for Small Business Issuers on Form SB-2/A for the period July 11, 2001 through December 2001 filed with the Securities and Exchange Commission (SEC) on May 27, 2002.

         Zowcom, Inc. (the "Company") is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on July 11, 2001. Zowcom, Inc. is developing a library of e-commerce solutions for customers to easily launch web applications such as online catalogs, inventory management, sales forecasting and resource scheduling.

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $45,000 at June 30, 2002. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

         On September 21, 2001, the Company extended a Private Placement Offering Memorandum to raise up to $125,000 in exchange for 2,500,000 shares of common stock on a "best efforts" basis. There can be no assurances that the total amount of the funds can be raised. No adjustments have been made to the accompanying financial statements to provide for any additional uncertainty.

NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the six months ended June 30, 2002 consist of:

         Federal taxes (deferred) capitalized start-up costs for tax purposes       $          (5,000)
         Change in valuation account                                                            5,000
                                                                                    -----------------

                                                                                    $             ---
                                                                                    =================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2002 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes                            $           7,000
             Valuation allowance                                                               (7,000)
                                                                                    -----------------

                                                                                    $             ---
                                                                                    =================

         The Company has federal and state net operating loss carryforwards of approximately $12,000 that will expire through 2021. The Company's tax reporting year end is December 31st.
 If the Company has a net operating loss carryforward from operations for the year ended December 31, 2002, it will expire in 2022.


NOTE 3 - RELATED PARTY TRANSACTIONS

         During the period July 11, 2001 (inception) through June 30, 2002, the Company has recorded incorporation expenses and related services provided of $6,000 in exchange for 6,000,000 shares of common stock. These services were provided by a Company officer and director. The fair value of those services received was not readily determinable. Management believes that the par value of the Company's common stock is a reasonable estimate for the services received.

         The Company had been utilizing office space provided by a stockholder. During the period July 11, 2001 (inception) through June 30, 2002, the Company has recorded rent fees of $1,750 which represents the Company's pro rata share of the office space being provided by a stockholder. The president has waived reimbursement of the rent fees paid for and has considered them as additional paid-in capital.

         During the period July 11, 2001 (inception) through June 30, 2002, an officer and a director of the Company advanced funds in the amount of $486 for certain expenses.

         During the period July 11, 2001 (inception) through June 30, 2002, an officer was paid $9,680 for consulting services.

         During the six months ended June 30, 2002, an officer was paid $8,680 for consulting services.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We intend to be a leading provider of customized websites and web-based business planning applications and Internet advertising space that allow our customers to conduct business more efficiently using the utility of Internet. We believe that by offering a library of e-commerce business solutions, our business customers can easily access web-based tools, such as online catalogs, and applications that manage inventory, forecast sales and schedule resources, thereby increasing their profitability. We have not generated any revenues to date.

We plan to design customized websites, offering the following features:

     o    up to 150 MB of disk space;
     o    10 GB of data transfer per month;
     o    unlimited pop e-mail accounts with a web mail site administrator; and
     o    encryption methods for security of user files.

We also intend to provide users with domain listings, yearly domain name renewal services, an infinite number of pages for their website, search engine submission, banner creation, and statistical software. We anticipate that our primary source of revenue will come from the sale of Internet storage space, web hosting and advertisement space.

For the six months ended  June 30, 2002.
----------------------------------------

Liquidity and Capital Resources. Our total assets were approximately $10,740 as of June 30, 2002. Of those assets, cash was $3,780 as of June 30, 2002, and comprised our total current assets. We also had $6,960 which represented computer equipment, net of accumulated depreciation of $1,267 as of June 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $1,431 as of June 30, 2002, of which $945 was represented by accounts payable, and $486 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of June 30, 2002.

Results of Operations.

Revenue. For the six months ended June 30, 2002, we realized net revenues of $880, which equal to the total revenues we generated from our inception on July 11, 2001 through June 30, 2002. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the six months ended June 30, 2002, our total operating expenses were approximately $33,865. Our net loss from operations for the six month period ending June 30, 2002 was $32,985. This is in comparison to our operating expenses of $46,270 for the period from our inception on July 11, 2001 through June 30, 2002, making our net loss $45,390 for that period. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

Our Plan of Operation for the Next Twelve Months. We only generated minimal revenues from our operations. To effectuate our business plan during the next twelve months, we must continue to develop our internet presence, market our products and services and develop our brand image. We believe that we will be able to generate revenues after the development of our website is complete. Any revenues generated will be used to expand our product and service offerings.

We have cash of $3,780 as of June 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through October 2002. Our monthly cash requirements are approximately $1,500 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 6,000,000 shares of our common stock, which equals approximately 78.84% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Zowcom, Inc.,
                                                  a Nevada corporation



August 14, 2002                          By:      /s/ Dan Spaulding
                                                  -----------------------------
                                                  Dan Spaulding
                                         Its:     president

                                 CERTIFICATIONS

I, Dan Spaulding, certify that:

1.       I have read this quarterly report on Form 10-QSB of Zowcom, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002;and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 14, 2002
                                       By:    /s/ Dan Spaulding
                                              ------------------------
                                              Dan Spaulding
                                       Its:   Chief Executive Officer

                                 CERTIFICATIONS

I, Marc Seely, certify that:

4.       I have read this quarterly report on Form 10-QSB of Zowcom, Inc.;

5. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

6. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(c) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(d) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 14, 2002
                                      By:      /s/ Marc Seely
                                               -----------------------
                                               Marc Seely
                                      Its:     Chief Financial Officer