Form 10QSB
period 2002-09-30
ZOWCOM INC
filed 2002-11-19
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                          --------------    --------------------

Commission File Number: 000-49862


                                  Zowcom, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0974674
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                17218 Beach Boulevard, Huntington Beach, California 92647
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  714.785.2095
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 19, 2002, there were 7,610,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----




       Financial Statements

             Condensed Balance Sheet as of September 30, 2002

             Condensed Statements of Operations for the three months and nine months ended September 30, 2002, the period July 11, 2001 (inception) through September 30, 2001 and the period July 11, 2001 (inception) through September 30, 2002

             Condensed Statements of Cash Flows for the nine months ended September 30, 2002, the period July 11, 2001 (inception) through September 30, 2001 and the period July 11, 2001 (inception) through September 30, 2002

             Notes to Condensed Financial Statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                             CONDENSED BALANCE SHEET
                             -----------------------

                               SEPTEMBER 30, 2002
                               ------------------

                                   (unaudited)
                                   -----------


                                     ASSETS
                                     ------

ASSETS
   Cash and cash equivalents                                     $          669
   Accounts receivable                                                       90
                                                                 --------------

     Total current assets                                                   759
                                                                 --------------

PROPERTY AND EQUIPMENT
   Computer equipment, net of accumulated depreciation of $1,892          6,335
                                                                 --------------

     Total property and equipment                                         6,335
                                                                 --------------

       Total assets                                              $        7,094
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                              $       10,921
   Due to related parties                                                   486
                                                                 --------------

       Total current liabilities                                         11,407
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     7,610,000 shares issued and outstanding                              7,610
   Additional paid-in capital                                            39,861
   Deficit accumulated during the development stage                     (51,784)
                                                                 --------------

       Total stockholders' deficit                                       (4,313)
                                                                 --------------

         Total liabilities and stockholders' deficit             $        7,094
                                                                 ==============




See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                       Period                                    Period
                                                                    July 11, 2001                             July 11, 2001
                                                 Three Months        (Inception)          Nine Months          (Inception)
                                                    Ended               Through               Ended               Through
                                             September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2002
                                             ------------------   ------------------   ------------------   ------------------

REVENUES                                     $             315    $             ---    $           1,195    $           1,195

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE              6,709                  700               40,574               52,979
                                             -------------------  ------------------   ------------------   ------------------
LOSS FROM OPERATIONS BEFORE PROVISION FOR
   INCOME TAXES                                         (6,394)                (700)             (39,379)             (51,784)

PROVISION FOR INCOME TAXES                                 ---                  ---                  ---                  ---
                                             -------------------  ------------------   ------------------   ------------------

NET LOSS                                     $          (6,394)   $            (700)   $         (39,379)   $         (51,784)
                                             ==================    =================   ==================   ==================

BASIC LOSS PER SHARE                         $            (.00)   $            (.00)   $            (.00)   $            (.01)
                                             ==================    =================   ==================   ==================

DILUTIVE LOSS PER SHARE                      $            (.00)   $            (.00)   $            (.00)   $            (.01)
                                             ==================     ================   ==================   ==================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                7,610,000            6,000,000            7,610,000            7,070,323
                                             ==================   ==================   ==================   ==================



See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                             July 11, 2001         July 11, 2001
                                                                                              (inception)           (inception)
                                                                       Nine Months Ended        Through               Through
                                                                      September 30, 2002   September 30, 2001   September 30, 2002
                                                                      ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $         (39,379)   $            (700)   $         (51,784)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Goods and services provided in exchange for shares of common
    stock                                                                           ---                  ---                6,000
    Goods and services provided in exchange for additional-paid
    in capital                                                                      ---                  700                1,750
    Depreciation                                                                  1,809                  ---                1,892
     Changes in operating assets and liabilities
       Increase in accounts receivable                                              (90)                 ---                  (90)
       Decrease in prepaid expenses                                              10,010                  ---                  ---
       Increase in accounts payable                                              10,921                  787               10,921
                                                                      ------------------   ------------------   ------------------

         Net cash provided by (used in) operating  activities                   (16,729)                 787              (31,311)
                                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                                (3,061)                 ---               (8,227)
                                                                      ------------------   ------------------   ------------------

         Net cash used in investing activities                                   (3,061)                 ---               (8,227)
                                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                       1,000                  ---               80,500
   Increase (decrease) in due to related parties                                   (307)                 135                  486
   Costs of fundraising                                                         (35,051)                (822)             (40,779)
                                                                      ------------------   ------------------   ------------------

         Net cash provided by (used in) financing  activities                   (34,358)                (687)              40,207
                                                                      ------------------   ------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                (54,148)                 100                  669
                                                                      ------------------   ------------------   ------------------

CASH AND CASH EQUIVALENTS, beginning of period                                   54,817                  ---                  ---
                                                                      ------------------   ------------------   ------------------

CASH AND CASH EQUIVALENTS, end of period                              $             669    $             100    $             669
                                                                      ==================   ==================   ==================



See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------

                                   (unaudited)
                                   -----------

                                                                            July 11, 2001         July 11, 2001
                                                                            (inception)            (inception)
                                                    Nine Months Ended         Through                Through
                                                    September 30, 2002    September 30, 2001    September 30, 2002
                                                    ------------------    ------------------    ------------------

 Cash paid during the period for interest           $             ---     $             ---     $             ---
                                                    ==================    ==================    =================
 Cash paid during the period for income taxes       $             ---     $             ---     $             ---
                                                    ==================    ==================    ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
During the period July 11, 2001 (inception) through September 30, 2002 the
     Company issued 6,000,000 shares of common stock for incorporation expenses and related services.
During the period July 11, 2001 (inception) through September 30, 2002, the
     Company recorded additional paid-in capital of $1,750 for rent provided by a stockholder.
During the period July 11, 2001 (inception) through September 30, 2002, the
     Company recorded costs of $40,779 in equity relating to services for raising capital.
During the period July 11, 2001 (inception) through September 30, 2002, the
     Company accrued a liability of $486 for expenses paid on behalf of the Company by one of its officers and directors.
During the nine months ended September 30, 2002, the Company recorded costs of $35,051 in equity relating to services for raising capital.



See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                               SEPTEMBER 30, 2002
                               ------------------

                                   (unaudited)




NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Zowcom, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Zowcom, Inc. Amended Registration Statement for Small Business Issuers on Form SB-2/A for the period July 11, 2001 through December 2001 filed with the Securities and Exchange Commission (SEC) on May 27, 2002.

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

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $51,800 at September 30, 2002. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

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

         The components of the Company's income tax provision for the periods ended September 30, 2002 and the period July 11, 2001 (inception) through September 30, 2001 consist of:

                                                                                         Period               Period
                                                                                     July 11, 2001        July 11, 2001
                                            Three months         Nine months          (inception)          (inception)
                                               Ended                Ended               Through              Through
                                         September 30, 2002   September 30, 2002   September 30, 2001   September 30, 2002
                                         ------------------   ------------------   ------------------   ------------------
Federal taxes (deferred) capitalized
   start-up costs for tax purposes       $          (1,918)   $         (11,814)   $            (210)   $          (15,535)
Change in valuation account                          1,918               11,814                  210                15,535
                                         ------------------   ------------------   ------------------   ------------------

                                         $             ---    $             ---    $              ---   $              ---
                                         ==================   ==================   ==================   ==================


         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2002 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes      $         (15,535)
             Valuation allowance                                         15,535
                                                              -----------------

                                                              $             ---
                                                              =================

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of September 30, 2002.


NOTE 3 - RELATED PARTY TRANSACTIONS

         During the period July 11, 2001 (inception) through September 30, 2001, the Company has recorded incorporation expenses and related services provided of $6,000 in exchange for 6,000,000 shares of common stock. These services were provided by a Company officer and director. The fair value of those services received was not readily determinable. Management believes that the par value of the Company's common stock is a reasonable estimate for the services received.

         The Company had been utilizing office space provided by a stockholder. During the period July 11, 2001 (inception) through September 30, 2001, the Company has recorded rent fees of $1,750 which represents the Company's pro rata share of the office space being provided by a stockholder. The stockholder has waived reimbursement of the rent fees paid for and has considered them as additional paid-in capital.

         During the period July 11, 2001 (inception) through September 30, 2001, an officer and a director of the Company advanced funds in the amount of $486 for certain expenses.

         During the period July 11, 2001 (inception) through September 30, 2002, an officer was paid $9,680 for consulting services.

         During the nine months ended September 30, 2002, an officer was paid $8,680 for consulting services.

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

For the nine months ended  September 30, 2002.
----------------------------------------------

Liquidity and Capital Resources. Our total assets were approximately $7,094 as of September 30, 2002. Of those assets, cash was $669 and accounts receivable was $90 as of September 30, 2002, comprising our total current assets of $759. We also had $6,335 which represented computer equipment, net of accumulated depreciation of $1,892 as of September 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $11,407 as of September 30, 2002, of which $10,921 was represented by accounts payable, and $486 was due to a related party. We had no other liabilities and no long term commitments or contingencies as of September 30, 2002.

Results of Operations.

Revenue. For the nine months ended September 30, 2002, we realized net revenues of $1,195, which equal to the total revenues we generated from our inception on July 11, 2001 through September 30, 2002. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the nine months ended September 30, 2002, our total operating expenses were approximately $40,574. Our net loss from operations for the nine month period ending September 30, 2002 was $39,379. This is in comparison to our operating expenses of $52,979 for the period from our inception on July 11, 2001 through September 30, 2002, making our net loss $51,784 for that period. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

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

We have cash of $669 as of September 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through December 2002. Our monthly cash requirements are approximately $1,500 per month. We believe that our officers and directors will pay our expenses if we are not able to. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
-------------------------

None.

Item 2. Changes in Securities.
-----------------------------
None.

Item 3.  Defaults Upon Senior Securities
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

None.

Item 5.  Other Information
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Zowcom, Inc.,
                                        a Nevada corporation



November 19, 2002               By:      /s/ Dan Spaulding
                                         -----------------------------------
                                         Dan Spaulding
                               Its:      president

CERTIFICATIONS I, Dan Spaulding, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zowcom, Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002


/s/ Dan Spaulding
----------------------
Dan Spaulding
Chief Executive Officer

CERTIFICATIONS I, Marc Seely, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zowcom, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002


/s/ Marc Seely
----------------------
Marc Seely
Chief Financial Officer