Form 10KSB
period 2002-12-31
ZOWCOM INC
filed 2003-03-31
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934   For the transition period from          to
                                                           --------  ----------

Commission File Number: 000-49862

                                  Zowcom, Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)
Nevada                                                               33-0974674
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17218 Beach Boulevard, Huntington Beach, California                       92647
-------------------------------------------------------------- -----------------
(Address of principal executive offices)                             (Zip Code)

                                 (714) 785.2095
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered:
-------------------------------       ------------------------------------------

            None                                        None
            ----                                        ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $2,045.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 31, 2003, approximately $80,500.

As of March 31, 2003, there were 7,610,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes  ( )         No   (X)

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on July 11, 2001 as zSolution Inc. On September 21, 2001, we changed our name to Zowcom, Inc.

Our Business. We intend to be a provider of customized websites and web-based business planning applications and Internet advertising space that allow our customers to conduct business more efficiently using the utility of Internet. To date, we have only generated $2,045 in revenues and we do not have any employees, other than our current officers and directors. We believe that by offering a library of e-commerce business solutions, our business customers can easily access web-based tools, such as online catalogs, and applications that manage inventory, forecast sales and schedule resources, thereby increasing their profitability. We also plan to design customized websites targeting each customer's unique users, offering the following features:

     o    150 MB of disk space;
     o    10 GB of data transfer per month;
     o    unlimited pop e-mail accounts with a web mail site administrator;
     o    encryption methods for security of user files;
     o    domain name listings and annual name renewal service;
     o    flexibility in number of website pages;
     o    submission to search engines to optimize placement in search results;
     o    customized banners; and
     o    statistical software, tracking number of visits to the site.

We anticipate that our primary source of revenue will come from the sale of web-based business planning solutions, web-hosting, and advertisement space. We intend to partner with Zow Graphics, a sole proprietorship owned by Marc Seely, one of our officers and directors. Zow Graphics provides interactive web hosting and design services, which has a large client base which will complement our operations. Zow Graphics was started in 1995 and generates revenues of approximately $100,000 per year. We do not anticipate that we will enter into a formal agreement with Zow Graphics, but we do intend to share expenses, such costs for server space and bandwidth. Marc Seely owns 800,000 shares of our common stock.

We believe our products and services will offer business customers a unique combination of online business planning solutions and targeted advertising, tailored to the needs of entrepreneurial and multi-national companies, hospitality services and small- to medium-size businesses. As businesses become increasingly multi-national and more "virtual" in nature, we expect that e-commerce capabilities will require more than e-mail and traditional networks. We anticipate, for example, that our products will allow personal digital assistant, or PDA, users to check and manage inventory, schedules, or sales forecasts from any location. We anticipate that our library of web-based e-commerce tools will help any business that sells products, manages inventory, schedules allocation of resources, or makes sales forecasts.

We believe these functions are important to business users of the Internet who seek new forms of communications to facilitate both the types of content and the ability to remotely access that content. We believe our market has characteristics and benefits similar to the growth and adoption of the Internet-based email market. We believe that the current potential market for e-commerce business planning solutions, website design and hosting and Internet advertising services applications is extremely large. We intend to target business users who can utilize the Internet and e-commerce applications to streamline their operations and increase profitability. We will attempt to attract a diverse customer base to drive multiple streams of revenue for our proposed strategic partners and us.

Our Industry. We believe that the e-commerce industry will grow in the coming years, and that companies already have significant data to process and manipulate, whether it be online orders, or managing operational data, such as forecasts, inventories, resource allocation. We anticipate that many businesses faced with the shortcomings of traditional solutions to technology infrastructure challenges will outsource technology functions to application service providers. Application service providers enable businesses to gain access to the latest technologies without increasing expenditures for technical personnel and equipment. We believe a significant market opportunity exists for application service providers offering Internet-based data storage and management services that allow small and medium-sized businesses in particular as well as hospitality services and multi-national business users to protect, store, access and share their critical computerized information at any time and from any location. Additionally, web-based advertising is becoming crucial to companies relying on their Internet presence for success. An Internet presence is nearly mandatory for any new or emerging business, as well as any business that hopes to participate in e-commerce today. Web site advertising has proven successful through many other Internet ventures.

Proposed Website. We anticipate that our proposed website, located at www.zowcom.com and www.zowcom.net, will initially be developed as our Internet corporate presence. We plan to use our website for marketing our proposed library of business application software, as well as our banner advertising services, data storage, and website design and hosting services.

Our Services. We also propose to offer website design, web hosting and advertisement services. Our proposed web storage service will allow users to easily store and share files and information. Our services are accessible only to registered users, who are initially allotted 40 megabytes of memory upon registration. Users may increase their designated storage capacity by purchasing additional units of storage space. Unlike other providers of Internet storage space, we propose to offer our own web design and hosting services.

We have designed our services to be secure by encrypting data prior to transmission, maintaining the data in encrypted form at our data centers and returning it to the user in encrypted form. Our systems are reliable because we have designed them with multiple redundancies. Our services are easy to use because they have a simple Windows-based interface and run automatically each day with minimal user effort. Our services are cost-effective because users can implement them without any hardware, additional software or technical personnel. In addition, we have designed our systems to scale to accommodate millions of simultaneous users.

We also propose to sell advertising space in the form of banner advertising. Under our model of banner advertising sales, the amount of banner advertisement space available will be directly correlated with the number of page views our site receives.

Our Business Strategy. Our objective is to become a market leader in providing website solutions for business customers, by not only designing and hosting tailored websites, but also featuring a veritable library of e-commerce business solutions, such as inventory management, sales forecasting and resource scheduling to three primary target groups: entrepreneurial and multi-national companies; hospitality services; and small businesses.

To achieve this objective, we intend to:

     o strengthen our co-marketing programs with existing marketing partners and develop new relationships with other industry-leading companies;
     o increase awareness of the Zowcom brand to position ourselves as a leading provider of web design, hosting and advertising services;
     o introduce web-based business planning applications on our proprietary technology to address the evolving needs of small and medium-sized businesses;
     o    continue to invest in developing new technologies and services;
     o establish new, state-of-the-art data centers that will enhance the security and reliability of our solutions; and
     o pursue strategic acquisitions to broaden our offerings, expand our technology platform and capitalize on consolidation opportunities in our market.

Additional Revenue Sources.

Banner Advertising: We anticipate that banner advertising will be a major source of our revenues. The amount of banner advertisement space available is, in this instance, directly correlated with the number of page views a site receives. If the site receives one million page requests on a given day, then one million banner advertisement spaces would be available to sell. Advertisers purchase banner advertisements in blocks of one thousand. The cost of each block of one thousand is referred to as the cost-per-thousand impressions, or CPMs. Advertising space will cost between $25.00-$60.00 per CPM, depending on size, traffic volume, and location on the site. That calculates to between $0.025 and $0.06 per advertisement banner. It should be noted that standard advertising rates for banners are currently $30 and up, thus we have the strong potential undercutting ability in our initial advertising sales.

Sponsorships: We also plan to sell sponsorships on websites we design or host. Branded content sponsorship is analogous to the "brought to you by" model used on television or radio. Companies will often want to sponsor a specific section of a site. For example, a computer manufacturer could potentially be a "site sponsor" of ours. Thus, the phrase "Presented by ABC Computers" would be written above or below the title, ZOWCOM, INC. appearing on a website. The computer manufacturer would benefit by associating their brand with a high-quality Internet service. Usually, branded content sponsorship arrangements are based on long-term, renewable contracts.

Affiliate Programs Transaction Fees: We also anticipate collection transaction fees as a source of revenue. At this time, search engines structure deals earning between 10-20% of every sale precipitated through their site. For example, many search engines feature the Amazon.com logo and a link that reads, "Related Books," in a different section of their site. If a user were to click on that link and purchase a book, the search engine would earn 15% of the price of the book. We believe that 15% is standard fee for Amazon.com. Although these partnership arrangements have failed to yield significant revenue thus far, we hope that e-commerce will flourish over the next few years, making them an important additional source of revenue.

Up-front Fees: We will also offer advertising partners the option of paying an up-front fee to be featured on our site for an agreed upon duration. Under this arrangement, we will feature the company's logo and a direct link to their web site in a specific area of the site. Often, up-front payments for an arrangement of this sort are very large. Recently, a large pharmaceutical company paid America On-Line $20 million to be the exclusive partner in its Health Care section for three years.

Growth Strategy. We intend to be a leading provider of website design and hosting, as well as the provider of a unique library of web-based business planning applications, and the source of advertising with the largest base of active users. We plan to achieve this growth, build our Zowcom brand and grow our revenues through the following:

     o    develop our customer base to drive multiple revenue streams;
     o target and expand strategic partnerships with highly trafficked websites with attractive user demographics;
     o enable our strategic partners to create and manage new and enhanced applications that utilize our Zowcom library of business solution products and web-based advertising services;
     o work in conjunction with strategic partners to enable multiple mobile devices to utilize our Zowcom products and services;
     o private label our Zowcom library of business solution products and Internet banner advertising services to business-to-business websites; and
     o pursue international expansion through localized Zowcom business solution products and web-based advertising services.

Advertising and marketing. We intend to implement an advertising and co-marketing campaign to increase awareness of the Zowcom brand and to acquire new users and expand and strengthen our strategic relationships. Our target market primarily consists of entrepreneurial and multinational companies, hospitality services, as well as small- to medium-size companies. Our marketing and advertising efforts will be targeted at these groups.

We will seek to maximize the value of our e-commerce business solution products by creating vertically integrated services by including secondary services such as web-hosting and web-banner advertising services. We will conduct sponsorships and other promotional activities geared towards our primary target market by soliciting "site sponsors," engaging in co-marketing activities and contemporaneous service and product launches. These sponsorship and promotional activities will build our brand image and increase our presence in the market while offering a return benefit to the sponsor.

Competition. We are a start up company and therefore we primarily compete with small firms that offer similar products to our products. The web-based design and hosting, advertising industries and e-commerce business planning tool industries are very competitive and extremely fragmented. We compete directly with other companies and businesses that have developed and are in the process of developing platforms for Internet based business planning applications, as well as those that offer Internet advertising. We intend to compete by providing personal service with free technical support for needs other than our services that we provide. We also intend to compete by providing extended services beyond basic web hosting, including secure server, database applications, conferencing services and intranet development and maintenance.

Many of these competitors have greater financial and other resources, and more experience in research and development, than us. We cannot guaranty that other products, which are functionally equivalent or similar to our products, are not marketed or will not be marketed. For example, semicustomwebsites and other companies do provide some elements of our product offering, though none provide the user the encryption security or combination of online business solutions such as inventory management, sales forecasting or scheduling the way we do.

Government Regulation. Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website and could otherwise harm our business. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States and abroad.

Taxing authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes. The adoption of any of these laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our products and services and increase costs. To date, we have not spent significant resources on lobbying or related government affairs issues, but we may need to do so in the future.

Intellectual Property. We may rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot guaranty that our intellectual property will be successfully protected, or if protected, that it will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued on substantially the same basis as the claims we seek, if at all. We cannot guaranty that others will not develop technologies that are similar or superior to our technology or design around the intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

We currently own the web domain name www.zowcom.com and www.zowcom.net. Currently, governmental agencies such as the U.S. Department of Commerce and their designees such as ICANN regulate the acquisition and maintenance of domain names. Others may obtain domain names which are similar to ours, which could cause confusion among web users trying to locate our site. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to ours. The acquisition of similar domain names by third parties could cause confusion among web users attempting to locate our site and could decrease the value of our name and the use of our site.

Our Research and Development. We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 31, 2003, we have no employees other than our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Facilities. Our administrative offices are located at 17218 Beach Boulevard, Huntington Beach, California, 92647. We have a month to month lease and the rent is $250 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

============================= ==================== ==========================
        Property                December 31, 2002          December 31, 2001
----------------------------- -------------------- --------------------------
Cash                                         $254                    $54,817
----------------------------- -------------------- --------------------------
Property and Equipment, net                $5,518                     $5,083
============================= ==================== ==========================

Our Facilities. Our headquarters are located at 17218 Beach Boulevard, Huntington Beach, California, 92647. We have a month to month lease and the rent is $250 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3.  Legal Proceedings.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "ZWCM". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 31, 2003, our stock has not been traded on this market.

We are authorized to issue 50,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2002, 7,610,000 shares of our common stock were issued and outstanding. We are also authorized to issue 5,000,000 shares of $.001 par value preferred stock, none of which is issued and outstanding.

In June 2002, our registration statement on Form SB-2 to register 1,610,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty-five. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 6,000 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

For the year ended December 31, 2002, compared to the period from July 11, 2001, our date of formation, through December 31, 2001.

Liquidity and Capital Resources. We have cash of $254 as of December 31, 2002 and other receivables of $303 resulting in our total current assets of $557 as of December 31, 2002. We also had $5,518 in property and equipment, resulting in our total assets of $6,075. This is in comparison to the period from July 11, 2001, our date of formation, through December 31, 2001, where we had total current assets of $65,827, which was comprised of $54,817 in cash, $10,010 in prepaid expenses and $1,000 in a subscription receivable. We also had property and equipment of $5,083, resulting in our total assets of $70,910 for the period from July 11, 2001, our date of formation, through December 31, 2001. In December 2001, we completed the sale of our common stock for $0.05 per share. The proceeds to us were $80,500 and were used for working capital.

Our total liabilities were approximately $17,150 as of December 31, 2002, of which $16,361 is for accounts payable and $789 is due to one of our officers who had previously advanced funds to us. As of December 31, 2002, we had no long term commitments or contingencies. This is in comparison to the period from July 11, 2001, our date of formation, through December 31, 2001, where our only liabilities were $793 due to an officer.

Results of Operations.

Revenues. For the year ended December 31, 2002, we generated $2,045 in revenues. We hope to increase our revenues when we are able to offer our products and services by means of our website. For the period from July 11, 2001, our date of formation, through December 31, 2001, we did not generate any revenues.

Operating Expenses. For the year ended December 31, 2002, our total expenses were $83,237, which were represented by $16,059 in general and administrative expenses, $11,420 in accounting expenses, $18,615 in consulting expenses and $37,143 in legal expenses. Therefore, our net loss for the year ended December 31, 2002 was $81,192. This is in comparison to the period from July 11, 2001, our date of formation, through December 31, 2001, where we had $12,405 in general administrative expenses, and a net loss of $12,405.

Our Plan of Operation for the Next Twelve Months. We have only generated $2,045 in revenues from our operations as of December 31, 2002. To effectuate our business plan during the next twelve months, we must continue to develop our internet presence, market our products and services and develop our brand image. We believe that we will be able to increase the revenues we generate after the development of our website is complete. Any revenues generated will be used to expand our service offerings.

We have cash of $254 as of December 31, 2002. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months. Our monthly cash requirements are approximately $2,000 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. We believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 7.  Financial Statements

The financial statements required by Item 7 are presented in the following order:

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                                      INDEX






  Independent Auditors' Report

  Balance Sheets as of December 31, 2002 and 2001

  Statements of Operations for the year ended December 31, 2002, and the periods July 11, 2001 (inception) through December 31, 2001 and July 11, 2001 (inception) through December 31, 2002

  Statement of Changes in Stockholders' Equity (Deficit)for the period July 11, 2001 (inception) through December 31, 2002

  Statements of Cash Flows for the for the year ended December 31, 2002, and the periods July 11, 2001 (inception) through December 31, 2001 and July 11, 2001 (inception) through December 31, 2002

  Notes to Financial Statements

                                                                 March 26, 2003


                          Independent Auditors' Report


To the Board of Directors and Stockholders of Zowcom, Inc.


         We have audited the accompanying balance sheets of Zowcom, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2002 and the periods July 11, 2001 (inception) through December 31, 2001 and July 11, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zowcom, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and the periods July 11, 2001 (inception) through December 31, 2001 and July 11, 2001 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $81,192 during the year ended December 31, 2002, and as of that date, had a working capital deficiency of $16,593 and stockholders' deficit of $11,075. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                    Lesley, Thomas, Schwarz & Postma, Inc.
                                    A Professional Accountancy Corporation
                                    Newport Beach, California

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                           December 31,
                                                                ----------------------------------
                                                                      2002               2001
                                                                ---------------    ---------------
ASSETS
   Cash                                                         $           254    $        54,817
   Prepaid expenses (Note 4)                                                ---             10,010
   Subscription receivable                                                  ---              1,000
   Other receivable                                                         303                ---
                                                                ---------------    ---------------

     Total current assets                                                   557             65,827
                                                                ---------------    ---------------

PROPERTY AND EQUIPMENT, net (Note 3)                                      5,518              5,083
                                                                ---------------    ---------------

       Total assets                                             $         6,075    $        70,910
                                                                ===============    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                             $       16,361      $          ---
   Due to related parties (Note 6)                                         789                 793
                                                                --------------      --------------

       Total current liabilities                                        17,150                 793
                                                                --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.001 par value;
     5,000,000 shares authorized,
     no shares issued and outstanding
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     7,610,000 and 7,590,000 shares issued and outstanding
     respectively, at December 31, 2002 and 2001                         7,610               7,590
   Common stock subscribed, $0.001 par value;
     20,000 shares                                                         ---                  20
   Additional paid-in capital                                           74,912              74,912
   Deficit accumulated during development stage                        (93,597)            (12,405)
                                                                ---------------     --------------

       Total stockholders' equity (deficit)                            (11,075)             70,117
                                                                ---------------     --------------

         Total liabilities and stockholders' equity (deficit)   $        6,075      $       70,910
                                                                ==============      ==============




            See the accompanying notes to these financial statements

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                    Period July 11,   Period July 11,
                                                                                         2001              2001
                                                                                      (inception)       (inception)
                                                                    Year Ended          through           through
                                                                   December 31,       December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------    --------------    --------------

REVENUE                                                           $        2,045    $          ---    $        2,045
                                                                  --------------    --------------    --------------

EXPENSES
   Accounting                                                             11,420               ---            11,420
   Consulting                                                             18,615               ---            18,615
   Legal                                                                  37,143               ---            37,143
   Other general and administrative expenses                              16,059            12,405            28,464
                                                                  --------------    --------------    --------------

     Total expenses                                                       83,237            12,405            95,642
                                                                  --------------    --------------    --------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES                   (81,192)          (12,405)          (93,597)

PROVISION FOR INCOME TAXES                                                   ---               ---               ---
                                                                  --------------    --------------    --------------

NET LOSS                                                          $     (81,192)    $      (12,405)   $      (93,597)
                                                                  ==============    ==============    ==============

BASIC LOSS PER SHARE                                              $       (0.01)    $        (0.00)   $        (0.01)
                                                                  ==============    ==============    ==============

DILUTIVE LOSS PER SHARE                                           $       (0.01)    $        (0.00)   $        (0.01)
                                                                  ==============    ==============    ==============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                         7,610,000         6,218,694         7,162,610
                                                                  ==============    ==============     =============



            See the accompanying notes to these financial statements

                                  ZOWCOM, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           PERIOD JULY 11, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                                                           Deficit
                                                                                                         Accumulated
                                           Common Stock           Common Stock Subscribed    Additional    During
                                      -------------------------  -------------------------    Paid-In    Development
                                        Shares         Amount       Shares        Amount      Capital       Stage       Total
                                      -----------   -----------  -----------   -----------  -----------  -----------  ---------

BALANCE, July 11, 2001 (inception)            ---   $       ---          ---   $       ---  $       ---  $       ---  $     ---

SHARES ISSUED, July 2001,
   (in exchange for incorporation
   expense and related services)
   (Note 6)                             6,000,000         6,000          ---           ---          ---          ---      6,000

SHARES ISSUED for cash, October
   2001                                   100,000           100          ---           ---        4,540          ---      4,640

SHARES ISSUED for cash, November 2001
                                        1,474,000         1,474          ---           ---       66,916          ---     68,390

SHARES ISSUED for cash, December
   2001                                    16,000            16          ---           ---          726          ---        742

SHARES SUBSCRIBED                             ---           ---       20,000            20          980          ---      1,000

ADDITIONAL PAID-IN CAPITAL (in
   exchange for rent expense)
   (Note 6)                                   ---           ---          ---           ---        1,750          ---      1,750

NET LOSS                                      ---           ---          ---           ---          ---      (12,405)   (12,405)
                                      -----------   -----------  -----------   -----------  -----------  -----------  ---------

BALANCE, December 31, 2001              7,590,000         7,590       20,000            20       74,912      (12,405)    70,117

SUBSCRIBED SHARES issued,
   January 2002                            20,000            20      (20,000)          (20)         ---          ---        ---

NET LOSS                                      ---           ---          ---           ---          ---      (81,192)   (81,192)
                                      -----------   -----------  -----------   -----------  -----------  -----------  ---------

BALANCE, December 31, 2002              7,610,000   $     7,610          ---   $       ---  $    74,912  $   (93,597) $ (11,075)
                                      ===========   ===========  ===========   ===========  ===========  ===========  =========



            See the accompanying notes to these financial statements

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                             STATEMENTS OF CASH FLOWS

                                                                                    Period July 11,   Period July 11,
                                                                                         2001              2001
                                                                                     (inception)       (inception)
                                                                    Year Ended         through           through
                                                                   December 31,      December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $      (81,192)   $      (12,405)   $      (93,597)
   Adjustments to reconcile net loss to net cash used in
   operating activities
   Goods and services provided in exchange for shares of
   common stock                                                              ---             6,000             6,000
   Goods and services provided in exchange for additional
   paid-in capital                                                           ---             1,750             1,750
   Depreciation                                                            2,626                83             2,709
   Changes in operating assets and liabilities
     Increase in other receivable                                           (303)              ---              (303)
     (Increase) decrease in prepaid expenses                              10,010           (10,010)              ---
     Increase in accounts payable                                         16,361               ---            16,361
                                                                  --------------    --------------    --------------

         Net cash used in operating activities                           (52,498)          (14,582)          (67,080)
                                                                  --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                         (3,061)           (5,166)           (8,227)
                                                                  ---------------   --------------    --------------

         Net cash used in investing activities                            (3,061)           (5,166)           (8,227)
                                                                  --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                  ---            73,772            73,772
   Increase (decrease) in due to related parties                              (4)              793               789
   Cash received on subscription receivable                                1,000               ---             1,000
                                                                  --------------    --------------    --------------

         Net cash provided by financing activities                           996            74,565            75,561
                                                                  --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (54,563)           54,817               254

CASH AND CASH EQUIVALENTS, beginning of period                            54,817               ---               ---
                                                                  --------------    --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                          $          254    $       54,817    $          254
                                                                  ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                       $          ---    $          ---    $          ---
   Cash paid during the period for income taxes                   $          ---    $          ---    $          ---



            See the accompanying notes to these financial statements

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS (Continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the period ended December 31, 2001 the Company issued 6,000,000 shares of common stock for incorporation expenses and related services.

During the period ended December 31, 2001, the Company recorded additional paid-in capital of $1,750 for rent provided by a stockholder.




            See the accompanying notes to these financial statements

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 1 - COMPANY OPERATIONS

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

         Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced net losses since its inception and had an accumulated deficit of $93,597 at December 31, 2002. Additionally, the Company has a working capital deficiency of $16,593. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. In addition, the Company has not been able to raise sufficient funds to sustain its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         On September 21, 2001, the Company extended a Private Placement Offering Memorandum to raise up to $125,000 in exchange for 2,500,000 shares of common stock on a "best efforts" basis. Management is attempting to raise additional equity and debt financing to sustain operations until it can market its services, expand its customer base, and achieve profitability. The successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies are summarized as follows:

         Cash and Cash Equivalents - For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three (3) months or less to be cash equivalents.

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Accounts Receivable - The Company extends credit to its customers as part of its normal business operations.

         The Company monitors all receivables, especially those balances over sixty (60) days past due. Balances are written off only when all reasonable collection efforts have been exhausted. Management must approve all write-offs of customer balances. There were no bad debt write-offs for the periods ended December 31, 2002 and 2001.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is three years for computer equipment. Repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

         Revenue Recognition - The Company is retained to provide web applications services. Revenue is recognized upon completion of services.

         Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2002 and 2001, the carrying value of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term nature of such instruments.

         Start-up Activities - The Company has adopted the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities including organization costs be expensed as incurred.

         Common Stock Issued for Services Rendered - The Company issued common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider recent stock offering prices and other factors in determining fair market value for purposed of valuing the common stock.

         Loss Per Share of Common Stock - Basic and diluted loss per share is computed using shares of common stock issued to date. Consideration is also given in the dilutive loss per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for the period presented, there were no common stock equivalents.

         Accounting Pronouncements - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company has not been affected by SFAS 141.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company has not been affected by SFAS 142.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 established standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets of which to be disposed. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections . SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires that capital leases which are modified such that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement will not impact net income, however, it will result in a reclassification of the extraordinary loss for reporting purposes in 2003. Such amounts will be reported as a separate component of income from continuing operations, and the earnings per share effects will not be disclosed on the face of the income statement.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                             December 31,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------  --------------
         Computer equipment                         $      8,227  $      5,166

         Less: accumulated depreciation                   (2,709)          (83)
                                                    ------------  --------------

                                                    $      5,518  $      5,083
                                                    ============  ==============
NOTE 4 - PREPAID EXPENSES

         Prepaid expenses consisted of the following:

                                                             December 31,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------  --------------

         Prepaid legal fees                         $        ---  $       10,010
                                                    ============  ==============

NOTE 5 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                    Period July
                                                                                      11, 2001      Period July 11,
                                                                                     (inception)    2001 (inception)
                                                                    Year Ended         through           through
                                                                   December 31,     December 31,      December 31,
                                                                       2002             2001              2002
                                                                  --------------   -------------    --------------
         Federal taxes  (deferred)  capitalized  start-up costs
         for tax purposes                                         $      (14,100)  $      (2,000)   $      (16,100)
         Change in valuation account                                      14,100   $       2,000    $       16,100
                                                                  --------------   -------------    --------------

                                                                  $          ---   $         ---    $          ---
                                                                  ==============   =============    ==============

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                                                              December 31,
                                                                                   -------------------------------
                                                                                        2002              2001
                                                                                   -------------    --------------
         Deferred income taxes
             Capitalized start-up costs for tax purposes                           $      14,100    $        2,000
             Valuation allowance                                                         (14,100)           (2,000)
                                                                                   -------------    --------------

                                                                                   $         ---    $          ---
                                                                                   =============    ==============


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company has recorded incorporation expenses and related services provided of $6,000 in exchange for 6,000,000 shares of common stock during the period ended December 31, 2001. These services were provided by the Company's officers and director. The fair value of those services received was not readily determinable. Management believes that the par value of the Company's common stock is a reasonable estimate for the services received.

         The Company was utilizing office space provided by a stockholder. During the period ended December 31, 2001, the Company has recorded rent fees of $1,750 which represents the Company's pro rata share of the office space being provided by a stockholder.

         During year ended December 31, 2002 and the period ended December 31, 2001, an officer and a director of the Company advanced funds in the amount of $789 and $793 for certain expenses, respectively.

         During year ended December 31, 2002 and the period ended December 31, 2001, an officer was paid $10,030 and $1,000 for consulting services, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

         The Company is authorized to issue up to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought. The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors of this corporation or as otherwise provided by the Nevada General Corporation Law, as amended from to time.

         In July 2001, the Company issued 6,000,000 shares of its common stock to its founder in exchange for reimbursement of organizational costs and related expenses.

         During the period ended December 31, 2001, the Company conducted a Regulation D, Rule 506 Offering ("Rule 506 Offering") of the common stock. As part of the Rule 506 Offering, the Company issued 1,610,000 shares of common stock for net cash consideration of $74,772.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
-----------------------------------------------------------------------

Executive Officers and Directors.

Our directors and principal executive officers are as specified on the following table:

================== =============== ===========================================
Name                    Age        Position
------------------ --------------- -------------------------------------------
Dan Spaulding            39        president
------------------ --------------- -------------------------------------------
Marc Seely               32        secretary, treasurer and a director
------------------ --------------- -------------------------------------------
Frank Drechsler          34        director
================== =============== ===========================================

Dan Spaulding. Mr. Spaulding has been our president since our inception. Mr. Spaulding has over 20 years' experience in graphic design, as well as expert-level knowledge of cutting-edge Internet technologies and programs, an extensive history of web project management, and expertise in numerous software, hardware and network technologies. Mr. Spaulding currently devotes approximately 10 hours per week to our operations. Mr. Spaulding is currently a senior Web Analyst for SBC Communications, which he has been since May 2001. Prior to that, he was the Director of Web Strategies for BKM Total Office from 1995 to 2001. From 1994 to 1995, Mr. Spaulding was Director of Technology and a co-founder of Integrated Furniture Management. Prior to that, Mr. Spaulding was an Automated Design consultant for Spaulding and Associates from 1989 to 1994, and a Technology Trainer and consultant for Computer Aided Planning from 1987 to 1989. From 1981 to 1982, Mr. Spaulding attended Kent State University where he majored in Fine Art and Graphic Design. He also attended the Art Institute of Pittsburgh in 1982 and the Columbus College of Art and Design in 1983. Mr. Spaulding is not an officer or director of any reporting company.

Marc Seely. Mr. Seely has been our secretary, treasurer and one of our directors since our inception. Mr. Seely currently devotes approximately 35 hours per week to our operations. For the past six years, Mr. Seely has been self-employed as a computer consultant. Since July 2001, Mr. Seely has also been the treasurer and a director of Finger Tip Drive, Inc., a Nevada corporation that provides online computer data storage services. Additionally, Mr. Seely has participated in the development of business-to-business solutions for multinational companies such as Hewlett Packard, Sony and Mass Mutual. Mr. Seely has ten years of database programming combined with six years focused on Internet applications. Mr. Seely has spoken at the University of Southern California, the University of California, Los Angeles and Orange Coast College on the topic of multimedia technologies. Mr. Seely also possesses six years experience of network topology for multimedia and web server installations. Mr. Seely has acted as an alpha tester of Cold Fusion, a software application, since its initial version. Mr. Seely has also acted as a beta tester of Microsoft's Windows NT and other Microsoft applications for the last six years. Mr. Seely is not an officer or director of any reporting company.

Frank Drechsler. Mr. Drechsler has been one of our directors since our inception. Since July 2001, Mr. Drechsler has also been the president, secretary and a director of Finger Tip Drive, Inc., a Nevada corporation which provides online computer data storage services. From October 1998 to May 2001, Mr. Drechsler was the president and a director of Pacific Trading Post, Inc., a Nevada corporation, which marketed and sold products on the Internet within the outdoor sports industries, specifically in the areas of skate, surf and snow. In January 1998, Mr. Drechsler co-founded and developed the business model for skatesurfsnow.com, where he was responsible for the day-to-day operations. During 1997, Mr. Drechsler was self-employed as a consultant and helped start up companies develop sales and marketing programs. From 1995 to December 1996, Mr. Drechsler was the international sales manager for Select Distribution. Mr. Drechsler graduated from California State University, Fullerton with a Bachelor of Science degree in International Business in 1992. Mr. Drechsler was previously an officer and director of JPAL, Inc., a Nevada corporation, and Expressions Graphics, Inc., a Nevada corporation, both of which are reporting companies. Mr. Drechsler is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our president and our other executive officers during the year ending December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

================================== ======== ============== ============= ======================= =======================
Name and Principal Position          Year      Annual        Bonus ($)        Other Annual       All Other Compensation
                                              Salary ($)                    Compensation ($)
---------------------------------- -------- -------------- ------------- ----------------------- -----------------------
Dan Spaulding - president           2002        None           None               None                    None
---------------------------------- -------- -------------- ------------- ----------------------- -----------------------
Marc Seely - secretary, treasurer   2002        None           None               None                  $10,030
================================== ======== ============== ============= ======================= =======================

Compensation of Directors. Directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Employment Contracts. We anticipate that we will enter into employment contracts with Dan Spaulding and Marc Seely, although we do not currently know the terms of those employment agreements. Additionally, we have not negotiated, either in writing or verbally, any specific terms or conditions of such employment agreements. We anticipate that we will negotiate employment agreements with Mr. Spaulding and Mr. Seely when, and if, we begin earning sufficient revenue to justify making such commitments.

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ====================================== ====================================== =======================
Title of Class          Name and Address of Beneficial Owner   Amount and Nature of Beneficial Owner     Percent of Class
----------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            Dan Spaulding                                     200,000 shares                      2.63%
                        17218 Beach Boulevard, Huntington               president, director
                        Beach, CA 92647
----------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            Marc Seely                                        800,000 shares                      10.51%
                        17218 Beach Boulevard, Huntington         secretary, treasurer, director
                        Beach, CA 92647
----------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            Frank Drechsler                                  5,000,000 shares                     65.70%
                        17218 Beach Boulevard, Huntington                    director
                        Beach, CA 92647
----------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            All officers and directors                       6,000,000 shares                     78.84%
                        as a group
======================= ====================================== ====================================== =======================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Frank Drechsler was issued 5,000,000 shares of our common stock in exchange for his services as our promoter. The value of the services performed by Mr. Drechsler was approximately $5,000. Marc Seely was issued 800,000 shares of our common stock in exchange for his services as our promoter. The value of the services performed by Mr. Seely was approximately $800. Dan Spaulding was issued 200,000 shares of our common stock in exchange for his services as our promoter. The value of the services performed by Mr. Spaulding was approximately $200.

During the period ending December 31, 2001, one of our officers and directors advanced funds to us in the amount of $793 for certain expenses.

During the period ending December 31, 2001, Marc Seely, one of our officers, was paid compensation of $1,000 for services, which included developing the server network and maintaining it. Mr. Seely had also previously provided office space to us at no charge.

We are currently sharing the costs for server space and bandwidth with Zow Graphics, a sole proprietorship owned by Marc Seely, one of our officers and directors. We pay to third parties approximately $500 per month for server space and $179 per month for bandwidth. Zow Graphics was started in 1995 and generates revenues of approximately $100,000 per year.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectus where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors' consent; and
     o    obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
-------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on February 22, 2002.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cypress, California, on March 31, 2003.

                                  Zowcom, Inc.
                                  a Nevada corporation


                                  By:      /s/  Dan Spaulding
                                           ------------------------------------
                                           Dan Spaulding
                                  Its:     principal executive officer
                                           president and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Dan Spaulding                                   March 31, 2003
         --------------------------------------------
         Dan Spaulding
Its:     principal executive officer
         president and a director


By:      /s/ Marc Seely                                       March 31, 2003
         --------------------------------------------
         Marc Seely
Its:     principal accounting officer
         secretary, treasurer and a director


By:      /s/ Frank Drechsler                                  March 31, 2003
         --------------------------------------------
         Frank Drechsler
Its:     director

CERTIFICATIONS
--------------

I, Dan Spaulding, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zowcom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ Dan Spaulding
-----------------------
Dan Spaulding
Chief Executive Officer

CERTIFICATIONS
--------------

I, Marc Seely, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zowcom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003



/s/ Marc Seely
-----------------------
Marc Seely
Chief Financial Officer