Form 10KSB/A
period 2002-12-31
ZOWCOM INC
filed 2003-04-30
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT No. 1 TO
                                   FORM 10-KSB






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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 29, 2003, approximately $80,500.

As of April 31, 2003, there were 7,610,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Employees. As of April 29, 2003, we have no employees other than our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

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

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "ZWCM". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of April 29, 2003, our stock has not been traded on this market.

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



CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

Item 13.  Exhibits and Reports on Form 8-K
-------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*


99.1                       Section 906 Certification by Chief Executive Officer

99.2                       Section 906 Certification by Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on February 22, 2002.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.



ITEM 14. CONTROLS AND PROCEDURES.
         ------------------------

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cypress, California, on April 29, 2003.

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



By:      /s/  Dan Spaulding                                   April 29, 2003
         --------------------------------------------
         Dan Spaulding
Its:     principal executive officer
         president and a director


By:      /s/ Marc Seely                                       April 29, 2003
         --------------------------------------------
         Marc Seely
Its:     principal accounting officer
         secretary, treasurer and a director


By:      /s/ Frank Drechsler                                  April 29, 2003
         --------------------------------------------
         Frank Drechsler
Its:     director

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

Date: April 29, 2003


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


Date: April 29, 2003



/s/ Marc Seely
-----------------------
Marc Seely
Chief Financial Officer