Form 10QSB
period 2003-03-31
ZOWCOM INC
filed 2003-05-27
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  ----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 23, 2003, there were 7,610,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----



              Financial Statements

                    Condensed Balance Sheet as of March 31, 2003

                    Condensed Statements of Operations for the three months ended March 31, 2003 and 2002, and the period July 11, 2001 (inception) through March 31, 2003

                    Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and the period July 11, 2001 (inception) through March 31, 2003

                    Notes to Condensed Financial Statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------
                             CONDENSED BALANCE SHEET
                             -----------------------
                                 MARCH 31, 2003
                                 --------------
                                   (unaudited)
                                   ----------

                                     ASSETS
                                     ------

ASSETS
   Cash                                                         $           224
   Other receivable                                                         303
                                                                ---------------

     Total current assets                                                   527
                                                                ---------------

PROPERTY AND EQUIPMENT
   Computer equipment, net of accumulated depreciation of $3,327          4,900
                                                                ---------------

     Total property and equipment                                         4,900
                                                                ---------------

       Total assets                                             $         5,427
                                                                ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                             $        18,537
   Due to related parties                                                 5,289
                                                                ---------------

       Total current liabilities                                         23,826
                                                                ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     7,610,000 shares issued and outstanding                              7,610
   Additional paid-in capital                                            74,912
   Deficit accumulated during the development stage                    (100,921)
                                                                ---------------

       Total stockholders' deficit                                      (18,399)
                                                                ---------------

         Total liabilities and stockholders' deficit            $         5,427
                                                                ===============



  See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                                       Period
                                                                                                    July 11, 2001
                                                                                                     (inception)
                                                          Three Months Ended March 31,                 Through
                                                           2003                   2002             March 31, 2003
                                                   -------------------    -------------------    ------------------

REVENUES                                           $              ---     $              ---     $           2,045

GENERAL AND ADMINISTRATIVE EXPENSE                              7,324                 14,454               102,966
                                                   -------------------    -------------------    ------------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR
   INCOME TAXES                                                (7,324)               (14,454)             (100,921)

PROVISION FOR INCOME TAXES                                        ---                    ---                   ---
                                                   -------------------    -------------------    ------------------

NET LOSS                                           $           (7,324)    $          (14,454)    $        (100,921)
                                                   ===================    ===================    ==================

BASIC LOSS PER SHARE                               $            (0.00)    $            (0.00)    $           (0.01)
                                                   ===================    ===================    ==================

DILUTIVE LOSS PER SHARE                            $            (0.00)    $            (0.00)    $           (0.01)
                                                   ===================    ===================    ==================

BASIC AND DILUTED SHARES OUTSTANDING                        7,610,000              7,610,000             7,226,726
                                                   ===================    ===================    ==================

  See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                                                     Period
                                                                                                                  July 11, 2001
                                                                        Three Months Ended March 31,               (inception)
                                                                  -----------------------------------------          Through
                                                                         2003                   2002              March 31, 2003
                                                                  ------------------   --------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  (7,324)   $           (14,454)    $        (100,921)
   Adjustments to reconcile net loss to net cash used in
    operating activities
    Goods and services provided in exchange for shares of common
    stock                                                                       ---                    ---                 6,000
    Goods and services provided in exchange for additional paid
    in capital                                                                  ---                    ---                 1,750
    Depreciation                                                                618                    526                 3,327
     Changes in operating assets and liabilities
       Other receivable                                                         ---                    ---                  (303)
       Prepaid expenses                                                         ---                  9,000                   ---
       Accounts payable                                                       2,176                  3,765                18,537
                                                                  ------------------   --------------------    -----------------

         Net cash used in operating activities                               (4,530)                (1,163)              (71,610)
                                                                  ------------------   --------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                               ---                 (2,520)               (8,227)
                                                                  ------------------   --------------------    ------------------

         Net cash used in investing activities                                  ---                 (2,520)               (8,227)
                                                                  ------------------   --------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                     ---                  1,000                74,772
   Increase in due to related parties                                         4,500                    ---                 5,289
   Costs of fundraising                                                         ---                (13,797)                  ---
                                                                  ------------------   --------------------    ------------------

         Net cash provided by (used in) financing activities                  4,500                (12,797)               80,061
                                                                  ------------------   --------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                (30)               (16,480)                  224
                                                                  ------------------   --------------------    ------------------

CASH AND CASH EQUIVALENTS, beginning of period                                  254                 54,817                   ---
                                                                  ------------------   --------------------    ------------------

CASH AND CASH EQUIVALENTS, end of period                          $             224    $            38,337     $             224
                                                                  ==================   ==--================    ==================


 See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------

                                   (unaudited)
                                   -----------

                                                                                           Period
                                                                                       July 11, 2001
                                                                                        (inception)
                                                       Three Months Ended March 31,       Through
                                                        2003                   2002    March 31, 2003
                                                ---------------    ---------------    ---------------

 Cash paid during the period for interest       $           ---    $           ---    $           ---
                                                ===============    ===============    ===============
 Cash paid during the period for income taxes   $           ---    $           ---    $           ---
                                                ===============    ===============    ===============


 See the accompanying notes to these unaudited condensed financial statements

                                  ZOWCOM, INC.
                                  ------------
                          (A Development Stage Company)
                          -----------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                 MARCH 31, 2003
                                 --------------

                                   (unaudited)
                                    ---------



NOTE 1 - COMPANY OPERATIONS

     The accompanying unaudited condensed financial statements reflect the results of operations for Zowcom, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Zowcom, Inc.'s Form 10-KSB for the year ended December 2002.

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

     The Company has experienced net losses since its inception and had an accumulated deficit of approximately $101,000 at March 31, 2003. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

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

     The components of the Company's income tax provision for the three months ended March 31, 2003 and 2002, and the period July 16, 2001 (inception) through March 31, 2002 consist of:



                                                                                                         Period
                                                                                                     July 11, 2001
                                                          Three Months Ended March 31,                (inception)
                                                          ----------------------------                  Through
                                                           2003                    2002               March 31, 2003
                                                  --------------------    --------------------    --------------------
Federal taxes (deferred) capitalized
   start-up costs for tax purposes                $             (1,200)   $             (2,000)   $            (17,300)
Change in valuation account                                      1,200                   2,000                  17,300
                                                  --------------------    --------------------    --------------------

                                                  $                ---    $                ---    $                ---
                                                  ====================    ====================    ===================


     Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2003 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes                                          $         (17,300)
             Valuation allowance                                                                             17,300
                                                                                                  -----------------

                                                                                                  $             ---
                                                                                                  =================

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of March 31, 2003.


NOTE 3 - RELATED PARTY TRANSACTIONS

     During the period July 11, 2001 (inception) through March 31, 2003, the Company has recorded incorporation expenses and related services provided of $6,000 in exchange for 6,000,000 shares of common stock. These services were provided by a Company officer and director. The fair value of those services received was not readily determinable. Management believes that the par value of the Company's common stock is a reasonable estimate for the services received.

     The Company had been utilizing office space provided by a stockholder. During the period July 11, 2001 (inception) through March 31, 2003, the Company has recorded rent fees of $1,750 which represents the Company's pro rata share of the office space being provided by a stockholder. The president has waived reimbursement of the rent fees paid for and has considered them as additional paid-in capital.

     During the three months ended March 31, 2003, a director of the Company advanced funds in the amount of $4,500 for certain expenses which is included in amounts due to related parties.

     During the period July 11, 2001 (inception) through March 31, 2003, an officer was paid $10,030 for consulting services.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

FOR THE THREE MONTHS ENDED  MARCH 31, 2003.
-------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were approximately $5,427 as of March 31, 2003. Of those assets, cash was $224 and accounts receivable was $303 as of March 31, 2003, comprising our total current assets of $527. We also had $4,900 which represented computer equipment, net of accumulated depreciation of $3,327 as of March 31, 2003. We believe that our management will continue to cover our day-to-day expenditures.

Our current liabilities were $23,826 as of March 31, 2003, of which $18,537 was represented by accounts payable, and $5,289 was due to related parties. We had no other liabilities and no long term commitments or contingencies as of March 31, 2003.

RESULTS OF OPERATIONS.

REVENUE. For the three months ended March 31, 2003, we realized no revenues. For the period from our inception on July 11, 2001 through March 31, 2003 our total revenues generated were $2,045. We hope to generate more revenues as we expand our customer base.

OPERATING EXPENSES. For the three months ended March 31, 2003, our total operating expenses were approximately $7,324. Our net loss from operations for the three month period ending March 31, 2003 was $7,324. This is in comparison to our operating expenses of $14,454 for the three month period ending March 31, 2002, making our net loss $14,454 for that period. We experienced a greater net loss during the three month period ending March 31, 2002 as compared to the same period ending March 31, 2003 because our general and administrative expenses were higher during the three month period ending March 31, 2002 than during the same period ending March 31, 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

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

We have cash of $224 as of March 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months. Our monthly cash requirements are approximately $1,500 per month. We believe that our officers and directors will pay our expenses if we are not able to. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

                                                    Zowcom, Inc.,
                                                    a Nevada corporation



May 23, 2003                               By:      /s/  Dan Spaulding
                                                    ---------------------------
                                                    Dan Spaulding
                                           Its:     president

                                 CERTIFICATIONS
                                 --------------

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

Date: May 23, 2003

/s/  Dan Spaulding
----------------------
Dan Spaulding
Chief Executive Officer

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

Date: May 23, 2003

/s/ Marc Seely
----------------------
Marc Seely
Chief Financial Officer