Form 10QSB
period 2003-06-30
ZOWCOM INC
filed 2003-08-19
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  -----------

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

                17218 Beach Boulevard, Huntington Beach, California 92647
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  714.785.2095


                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 19, 2003, there were 7,610,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                  ZOWCOM, INC.
                          (A Development Stage Company)

                                      INDEX




           Financial Statements

                 Condensed Balance Sheet as of June 30, 2003

                 Condensed Statements of Operations for the three months and six months ended June 30, 2003 and 2002, and the period July 11, 2001 (inception) through June 30, 2003

                 Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and the period July 11, 2001 (inception) through June 30, 2003

                 Notes to Condensed Financial Statements

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2003

                                   (unaudited)

                                     ASSETS
                                     ------

ASSETS
   Cash                                                       $            194
                                                              ----------------

     Total current assets                                                  194
                                                              ----------------

PROPERTY AND EQUIPMENT
   Computer equipment, net of accumulated depreciation                   4,144
                                                              ----------------

     Total property and equipment                                        4,144
                                                              ----------------

       Total assets                                           $          4,338
                                                              ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                           $         31,866
   Due to related parties                                                5,587
                                                              ----------------

       Total current liabilities                                        37,453
                                                              ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value;
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     7,610,000shares issued and outstanding                              7,610
   Additional paid-in capital                                           83,212
   Deficit accumulated during the development stage                   (123,937)
                                                              ----------------

       Total stockholders' deficit                                     (33,115)
                                                              ----------------

         Total liabilities and stockholders' deficit          $          4,338
                                                              ================


 See the accompanying notes to these unaudited condensed financial statement

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                                                                       Period
                                                                                                                   July 11, 2001
                                                                                                                    (Inception)
                                                                                                                      Through
                                             Three months ended June 30,          Six months ended June 30,           June 30,
                                            -------------------------------     -------------------------------     -------------
                                                 2003              2002              2003              2002              2003
                                            -------------     -------------     -------------     -------------     -------------
REVENUES                                    $         ---     $         880     $         ---     $         880     $       2,045

GENERAL AND ADMINISTRATIVE EXPENSE                 23,016            19,411            30,340            33,865           125,982
                                            -------------     -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR
   INCOME TAXES                                   (23,016)          (18,531)          (30,340)          (32,985)         (123,937)

PROVISION FOR INCOME TAXES                            ---               ---               ---               ---               ---
                                            -------------     -------------     -------------     -------------     -------------

NET LOSS                                    $     (23,016)    $     (18,531)    $     (30,340)    $     (32,985)    $    (123,937)
                                            =============      ============     =============     =============     =============

BASIC LOSS PER SHARE                        $        (.00)    $        (.00)    $        (.00)    $        (.00)    $        (.02)
                                            =============     =============     =============     =============     =============

DILUTIVE LOSS PER SHARE                     $        (.00)    $        (.00)    $        (.00)    $        (.00)    $        (.02)
                                            =============     =============     =============     =============     =============

BASIC AND DILUTED SHARES OUTSTANDING            7,610,000         7,610,000         7,610,000         7,610,000         7,275,235
                                            =============     =============     =============     =============     =============


 See the accompanying notes to these unaudited condensed financial statement

<


                                  ZOWCOM, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                                      Period
                                                                                                                   July 11, 2001
                                                                             Six Months Ended June 30,             (inception)
                                                                      -------------------------------------          Through
                                                                            2003                 2002              June 30, 2003
                                                                      -----------------   -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $        (30,340)   $        (32,985)      $       (123,937)
   Adjustments to reconcile net loss to net cash used in operating activities
    Goods and services provided in exchange for shares of common stock             ---                  ---                 6,000
    Goods and services provided in exchange for additional paid in
    capital                                                                      8,300                  ---                10,050
    Depreciation                                                                 1,374                1,184                 4,083
     Changes in operating assets and liabilities
       Other receivable                                                            303                  ---                   ---
       Prepaid expenses                                                            ---               10,010                   ---
       Accounts payable                                                         15,505                  945                31,866
                                                                      ----------------    -----------------      ----------------

         Net cash used in operating activities                                  (4,858)             (20,846)              (71,938)
                                                                      ----------------    -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                                  ---               (3,061)               (8,227)
                                                                      ----------------    -----------------      ----------------

         Net cash used in investing activities                                     ---               (3,061)               (8,227)
                                                                      ----------------    -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                        ---                1,000                74,772
   Increase in due to related parties                                            4,798                 (307)                5,587
   Costs of fundraising                                                            ---              (27,823)                  ---
                                                                      ----------------    -----------------      ----------------

         Net cash provided by (used in) financing activities                     4,798              (27,130)               80,359
                                                                      ----------------    -----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (60)             (51,037)                  194
                                                                      ----------------    -----------------      ----------------

CASH AND CASH EQUIVALENTS, beginning of period                                     254               54,817                   ---
                                                                      ----------------    -----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                              $            194                3,780                   194
                                                                      ================    =================      ================


See the accompanying notes to these unaudited condensed financial statement

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (unaudited)

                                                                                                    Period
                                                                                                  July 11, 2001
                                                          Six Months Ended June 30,                (inception)
                                                 --------------------------------------              Through
                                                       2003                   2002                June 30, 2003
                                                 ---------------        ---------------         ---------------
 Cash paid during the period for interest        $           ---        $           ---         $           ---
                                                 ===============        ===============         ===============
 Cash paid during the period for income taxes    $           ---        $           ---         $           ---
                                                 ===============        ===============         ===============



See the accompanying notes to these unaudited condensed financial statement

                                  ZOWCOM, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (unaudited)




NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Zowcom, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Zowcom, Inc.'s Form 10-KSB for the year ended December 2002.

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

         The Company has experienced net losses since its inception and had an accumulated deficit of $123,937 at June 30, 2003. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

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

         The components of the Company's income tax provision for the three months and six months ended June 30, 2003 and 2002, and the period July 11, 2001 (inception) through June 30, 2003 consist of:


                                                                                                                     Period
                                                                                                                 July 10, 2001
                                                                                                                  (Inception)
                                            Three months ended June 30,           Six months ended June 30,         Through
                                          -------------------------------     -------------------------------       June 30,
                                               2003              2002              2003              2002             2003
                                          -------------     -------------     -------------     -------------     -------------
Federal taxes (deferred) capitalized
   start-up costs for tax purposes        $      (9,000)    $      (7,200)    $     (11,800)    $     (12,700)    $     (48,300)
Change in valuation account                       9,000             7,200            11,800            12,700            48,300
                                          -------------     -------------     -------------     -------------     -------------

                                          $         ---     $         ---     $         ---     $         ---     $         ---
                                          =============     =============     =============     =============     =============

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2003 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes                                        $      48,300
             Valuation allowance                                                                      (48,300)
                                                                                                -------------

                                                                                                $         ---
                                                                                                =============

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of June 30, 2003.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company had been utilizing office space provided by a stockholder. During the six months ended June 30, 2003, the Company has recorded rent fees of $2,103 which represents the Company's pro rata share of the office space being provided by a stockholder. The president has waived reimbursement of the rent fees paid for and has considered them as additional paid-in capital.

         During the six months ended June 30, 2003, a director of the Company advanced funds in the amount of $4,798 for certain expenses which is included in amounts due to related parties.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

OUR BUSINESS. We were formed to be a provider of customized websites and web-based business planning applications and Internet advertising space, but have only generated minimal revenues to date. On June 24, 2003, we entered into a merger agreement with Procera Networks, Inc., a Delaware corporation, ("Procera"), pursuant to which we will issue 17,740,769 shares of our common stock to the shareholders of Procera in exchange for 100% of the issued and outstanding shares of Procera and merge with and into Procera. After the merger, the separate corporate existence of Procera shall cease, and we shall continue as the surviving corporation, but will take the name "Procera Networks, Inc."

Our management, which holds 6,000,000 shares of restricted common stock, shall tender all of their shares for redemption in exchange for $88,000 or $0.0147 per share. We anticipate that one of our shareholders will contribute sufficient capital to allow us to redeem those shares and to settle our liabilities at the closing of the merger. Our remaining stockholders will own approximately 8.3% of the issued and outstanding shares of our common stock, based on an estimated 19,350,769 shares outstanding after the merger.

Procera was incorporated in Delaware on May 14, 2002, and started as a product family of Milan Technology, an operating division of Digi International, Inc. ($105 million revenues - NASDAQ: DGII). In March 2002, Digi completed divestiture of its Milan Technology division, opting to separate and provide seed financing for its Procera product line, thereby creating Procera Networks, Inc. as an autonomous business entity. During an eighteen-month product development process, Digi invested approximately $6 million in the creation of the Procera Networks product line. In May 2002, led by Douglas Glader, a core team of 23 individuals left Milan to develop affordable, high-performance Layer-7 Advanced Switching technology. At the 2002 COMNET show in Washington D.C., Mr. Glader and his team received both the "Best New Product Achievement" and "Editor's Choice" awards for their work. Digi has agreed to furnish Procera with all right and title to the assets of the Procera product line, including: pre-paid technology licenses; pre-paid facilities and personnel expenses through June, 2002; paid inventory of 300 saleable units; all Procera related capital assets; and an exclusive non-revocable license of all intellectual properties (subject to financing contingencies). To date, the Procera team has focused its efforts on developing an installed user base to validate the product in key markets, and continued development and testing of products.

We cannot guarantee that in the event we consummate this transaction with Procera, that the merger will increase the value of our common stock.

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were approximately $4,338 as of June 30, 2003. Of those assets, cash was $194 as of June 30, 2003, which comprised our total current assets. We also had $4,144 which represented computer equipment, net of accumulated depreciation as of June 30, 2003. We believe that our management will continue to cover our day-to-day expenditures as we prepare to consummate the transaction to merge with Procera.

Our current liabilities were $37,453 as of June 30, 2003, of which $31,866 was represented by accounts payable, and $5,587 was due to related parties. We had no other liabilities and no long term commitments or contingencies as of June 30, 2003.

FOR THE THREE MONTHS ENDED JUNE 30, 2003.
-----------------------------------------

RESULTS OF OPERATIONS.

REVENUE. For the three months ended June 30, 2003, we realized no revenues. This is in comparison to the three months ended June 30, 2002, where we generated revenues of $880. For the period from our inception on July 11, 2001 through June 30, 2003 our total revenues generated were $2,045. We hope that after the merger with Procera, as described above, we will generate greater revenues from the operation of Procera's business.

OPERATING EXPENSES. For the three months ended June 30, 2003, our total operating expenses were $23,016. Our net loss from operations for the three month period ending June 30, 2003 was $23,016. This is in comparison to our operating expenses of $19,411 for the three month period ending June 30, 2002, making our net loss $18,531 for that period. We experienced a greater net loss during the three month period ending June 30, 2003 as compared to the same period ending June 30, 2002 because our general and administrative expenses were higher during the three month period ending June 30, 2003. We anticipate that we will continue to incur significant general and administrative expenses as we complete the merger transaction described herein, but hope to generate income after we undertake Procera's operations.

FOR THE SIX MONTHS ENDED JUNE 30, 2003.
---------------------------------------

Results of Operations.

REVENUE. For the six months ended June 30, 2003, we realized no revenues. This is in comparison to the three months ended June 30, 2002, where we generated revenues of $880.

OPERATING EXPENSES. For the six months ended June 30, 2003, our total operating expenses were $30,340. Our net loss from operations for the six month period ending June 30, 2003 was $30,340. This is in comparison to our operating expenses of $33,865 for the six month period ending June 30, 2002, making our net loss $32,985 for that period. We experienced a greater net loss during the six month period ending June 30, 2002 as compared to the same period ending June 30, 2003 because our general and administrative expenses were higher during the six month period ending June 30, 2002.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We only generated minimal revenues from our operations. We hope to complete the merger transaction as described herein and anticipate operating the business of Procera. If we are not able to consummate this transaction, then we will attempt to effectuate our business plan during the next twelve months or consider other business combinations. To pursue our own business, we must continue to develop our internet presence, market our products and services and develop our brand image.

We have cash of $194 as of June 30, 2003. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months. Our monthly cash requirements are approximately $1,500 per month. We believe that our officers and directors will pay our expenses if we are not able to. However, we anticipate completing the merger with Procera in the coming weeks.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors. If we are unable to complete the merger with Procera, we will need to raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

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

We are not currently conducting any research and development activities, and are focusing our efforts on completing the merger with Procera. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

ITEM 2. CHANGES IN SECURITIES.
------------------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Reference is made to our report on Form 8-K which was filed on June 26, 2003, regarding the press release announcing the merger agreement between us and Procera Networks, Inc. ("Procera") wherein we will merge with Procera in a stock for stock transaction. The closing is subject to shareholder approval, and the satisfaction of other customary conditions, and will reported on Form 8-K as appropriate.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Zowcom, Inc.,
                                                    a Nevada corporation



August 19, 2003                            By:      /s/  Dan Spaulding
                                                    ---------------------------
                                                    Dan Spaulding
                                           Its:     president

CERTIFICATIONS
--------------

I, Dan Spaulding, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Zowcom, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
              15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 19, 2003

/s/ Dan Spaulding
----------------------
Dan Spaulding
Chief Executive Officer

CERTIFICATIONS
--------------

 I, Marc Seely, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Zowcom, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 19, 2003

/s/ Marc Seely
----------------------
Marc Seely
Chief Financial Officer