Form 10QSB
period 2003-09-30
ZOWCOM INC
filed 2003-11-19
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 000-49862


                             PROCERA NETWORKS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                     33-0974674
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


           3175 South Winchester Boulevard, Campbell, California 95008
           -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (408) 874-4600
                                 ---------------
                           (Issuer's Telephone Number)


     Zowcom, Inc., 17218 Beach Boulevard, Huntington Beach, California 92647
     -----------------------------------------------------------------------
      (Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 18, 2003, there were 21,227,947 shares of the issuer's $0.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PROCERA NETWORKS, INC.

                                      INDEX


         Financial Statements (unaudited)

                  Condensed Balance Sheet as of September 30, 2003

                  Condensed Statements of Operations for the three months and nine months ended September 30, 2003 and 2002, and for the period from July 11, 2001 (inception) through September 30, 2003

                  Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and for the period from July 11, 2001 (inception) through September 20, 2003

                  Notes to Condensed Financial Statements

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (unaudited)

                                     ASSETS


ASSETS
         Cash and cash equivalents                                       $     296
                                                                         ---------
                  Total current assets                                         296

PROPERTY AND EQUIPMENT
         Computer equipment, net of accumulated depreciation of $4,694       3,533
                                                                         ---------
                           Total assets                                  $   3,829
                                                                         =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Accounts payable                                                $  10,854
         Due to related parties                                             12,897
                                                                         ---------
                  Total current liabilities                                 23,751
                                                                         ---------

STOCKHOLDERS' DEFICIT
         Preferred stock, $0.001 par value;
           5,000,000 shares authorized
           No shares issued or outstanding
         Common stock, $0.001 par value;
           50,000,000 shares authorized;
           1,610,000 shares issued and outstanding                           7,610
         Additional paid-in capital                                        108,040
         Deficit accumulated during the development stage                $(135,572)
                                                                         ---------
                  Total stockholders' deficit                              (19,922)
                                                                         ---------
Total liabilities and stockholders' deficit                              $   3,829
                                                                         =========

See the accompanying notes to these unaudited condensed financial statements

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended                 Nine Months Ended             Period from
                                          ----------------------------      ----------------------------      July 11, 2001
                                         September 30,     September 30,   September 30,    September 30,      (inception) to
                                             2003             2002             2003              2002        September 30, 2003
                                          -----------      -----------      -----------      -----------     ------------------
Revenues                                  $        --      $       315      $        --      $     1,195        $     2,045

Selling, general and
 administrative expense                        11,635            6,709           41,975           40,574            137,617
                                          -----------      -----------      -----------      -----------        -----------
Loss from operations before
 provision for income taxes                   (11,635)          (6,394)         (41,975)         (39,379)          (135,572)
Provision for income taxes                         --               --               --               --                 --
                                          -----------      -----------      -----------      -----------        -----------
Net loss                                  $   (11,635)     $    (6,394)     $   (41,975)     $   (39,379)       $  (135,572)
                                          ===========      ===========      ===========      ===========        ===========
Basic and dilutive net loss per share     $     (0.01)     $     (0.00)     $     (0.03)     $     (0.02)
                                          ===========      ===========      ===========      ===========
Basic and dilutive weighted
 average common shares and
 equivalent outstanding                     1,610,000        1,610,000        1,610,000        1,610,000
                                          ===========      ===========      ===========      ===========



See the accompanying notes to these unaudited condensed financial statements

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Nine Months              Period from
                                                                   Ended September 30          July 11, 2001
                                                                ------------------------       (inception) to
                                                                   2003           2002       September 30, 2003
                                                                ---------      ---------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $ (41,975)     $ (39,379)        $(135,572)
    Adjustments to reconcile net loss to net cash used in
   operating activities
   Goods and services provided in exchange for
     shares of common stock                                        33,128             --            40,878
      Depreciation                                                  1,985          1,809             4,694
      Changes in operating assets and liabilities
           Accounts receivable                                        303            (90)               --
           Prepaid expenses                                            --         10,010                --
           Accounts payable                                         5,507         10,921            10,854
                                                                ---------      ---------         ---------
        Net cash used in operating activities                     (12,066)       (16,729)          (79,146)
                                                                ---------      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                      --         (3,061)           (8,227)
                                                                ---------      ---------         ---------

        Net cash provided by (used in) investing activities            --         (3,061)           (8,227)
                                                                ---------      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                            --          1,000            74,772
   Advance to related parties                                     (88,000)            --           (88,000)
   Increase (decrease) in due to related parties                   12,108           (307)           12,897
   Costs of fundraising                                                --        (35,051)               --
   Contributed capital                                             88,000             --            88,000
                                                                ---------      ---------         ---------
        Net cash provided by (used in) investing activities        12,108        (34,358)           87,669
                                                                ---------      ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   42        (54,148)              296
                                                                ---------      ---------         ---------

CASH AND CASH EQUIVALENTS, beginning of period                        254         54,817                --
                                                                ---------      ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                        $     296      $     669         $     296
                                                                =========      =========         =========

See the accompanying notes to these unaudited condensed financial statements

                             PROCERA NETWORKS, INC.

                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (unaudited)


NOTE 1 - COMPANY OPERATIONS

The accompanying unaudited condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Zowcom, Inc.'s Form 10-KSB for the year ended December 2002.

The Company is in the development stage as of September 30, 2003. Successful completion of the Company's development program and, ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

The Company has experienced net losses since its inception and had an accumulated deficit of $135,572 at September 30, 2003. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 2 - NET LOSS PER SHARE

Basic net loss per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and dilutive common equivalent shares. At September 30, 2003 and 2002, there were no common stock equivalents outstanding.

NOTE 3 - RELATED PARTY AND EQUITY TRANSACTIONS

The Company had been utilizing office space provided by a stockholder. During the nine months ended September 30, 2003, the Company has recorded rent fees of $2,103 which represents the Company's pro rata share of the office space being provided by a stockholder.

During the nine months ended September 30, 2003, a director of the Company advanced funds in the amount of $4,798 for certain expenses which is included in amounts due to related parties.

In August 2003, a stockholder contributed $88,000 to the Company. In September 2003, the Company advanced $88,000 to three founders and will cancel their 6,000,000 shares of restricted common stock at the closing of the merger with Procera Networks Inc. (Note 5).

During the nine months ended September 30, 2003, the Company received legal services in the amount of $33,128 from a stockholder. The stockholder has waived reimbursement of fees and the Company has recorded them as additional paid-in capital.

NOTE 4 - RECENT ACCOUNTING PRONOUNCMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the condensed financial statements related to SFAS 150 for the nine months ended September 30, 2003.


NOTE 5 - SUBSEQUENT EVENTS

On October 16, 2003, the Company merged with Procera Networks, Inc., a Delaware corporation, ("Procera"), pursuant to which 19,617,947 shares of the Company's common stock was issued to the stockholders of Procera in exchange for 100% of the issued and outstanding shares of Procera and all outstanding warrants and options of Procera were assumed by the Company. After the merger, the separate corporate existence of Procera ceased, and the Company continued as the surviving corporation under the name Procera Networks, Inc.

In October 2003, the Company issued an unsecured convertible promissory note in the amount of $500,000 to an investor. The principal amount of the convertible note payable, together with interest at 8% per annum is due and payable on April 22, 2004. The outstanding principal and accrued interest of the note is convertible, at the option of the holder, into common stock at a conversion rate of $2.00 per share. Additionally, the Company issued warrants to purchase 31,250 shares of common stock with an exercise price of $2.00 per share. The warrant is exercisable immediately and expires in October 2006.

In October 2003, the Company entered into a consulting agreement whereby the consultant agreed to provide a range of consulting services pursuant to the agreement. As compensation for services to be provided, the Company issued a warrant to purchase 6,125 shares of common stock at an exercise price of $2.00 per share. The warrant is exercisable immediately upon signing the agreement and will expire in October 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING DISCUSSION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING DISCUSSION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTEE THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

BACKGROUND. We were formed in July 2001 as a provider of customized websites and web-based business planning applications and Internet advertising space, but have only generated minimal revenues to date. On October 16, 2003, we merged with Procera Networks, Inc., a Delaware corporation, ("Procera"), pursuant to which we issued 19,617,947 shares of our common stock to the stockholders of Procera in exchange for 100% of the issued and outstanding shares of Procera and assumed all the outstanding warrants and options of Procera. After the merger, the separate corporate existence of Procera ceased, and we continued as the surviving corporation, but took the name "Procera Networks, Inc."

Prior to the merger our management, which held 6,000,000 shares of restricted common stock, tendered all of their shares for redemption in exchange for a cash payment of $88,000 or $0.0147 per share. The stockholders of Zowcom prior to the merger now own approximately 7.6% of the issued and outstanding shares of Procera common stock after the merger. If all warrants acquired pursuant to the merger are exercised, the stockholders of Zowcom would own approximately 7.1% of the issued and outstanding shares of Procera common stock. The stockholders of Procera prior to the merger now own approximately 92.4% of the issued and outstanding shares of Procera common stock after the merger. If all warrants acquired pursuant to the merger are exercised, the stockholders of Procera would own approximately 92.9% of the issued and outstanding shares of Procera common stock.

Procera was incorporated in Delaware on May 1, 2002. It evolved from a product family of Milan Technology, an operating division of Digi International, Inc. a Nasdaq-listed company ("Digi"). In March 2002, Digi provided seed financing for its Procera product line and shortly thereafter Procera Networks, Inc. was formed as an autonomous business entity.

In the next twelve months, the Company intends to, produce, market and sell, its primary product, the Procera MLS-XP. The MLS-XP allows network administrators to control, monitor and secure network traffic with very high levels of speed, specificity, granularity, accuracy and ease. As of September 30, 2003, Procera has shipped 80 MLS-XP units to a series of customers that have extensively tested and confirmed the performance of the MLS-XP.

The Company is currently shipping MLS-XP switches with Layer 7 software for security (content control), quality of service ("QoS") (packet shaping), flow metering and routing. A feature enhancement software release for MLS-XP should be delivered for customer Beta test in the fourth quarter of 2003 and production in the first quarter of 2004. A new MLS switch platform is in development for shipment in mid 2004 that will have feature enhancements to address service provider markets.

Digi furnished Procera with all right and title to the assets of the Procera product line, including: prepaid technology licenses; prepaid facilities and personnel expenses through June, 2002; inventory of 282 saleable units; all Procera related capital assets; and an exclusive non-revocable license of all intellectual properties (subject to financing contingencies). To date, the Procera team has focused its efforts on developing an installed user base to validate the product in key markets, and continued development and testing of products.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

Revenue.

For the three and nine months ended September 30, 2003, we realized no revenues. This is in comparison to the three months ended September 30, 2002, where we generated revenues of $315 and the nine months ended September 30, 2002, where we generated revenues of $1,195. For the period from our inception on July 11, 2001 through September 30, 2003, our total revenues generated were $2,045. This is due primarily to our focus on locating a joint venture or merger partner for our operations and negotiating the terms of the merger.

Operating Expenses.

For the three months ended September 30, 2003, our total operating expenses were $11,635, compared to operating expenses of $6,709 for the three month period ending September 30, 2002. For the nine months ended September 30, 2003, our total operating expenses were $41,975 compared to our operating expenses of $40,574 for the nine month period ending September 30, 2002. We experienced higher general and administrative expenses during the three and nine-month periods ending September 30, 2003 due primarily to increased legal and accounting costs that we incurred to merge with Procera.

Net Losses.

Our net loss from operations for the three month period ending September 30, 2003 was 11,635, compared to a net loss of $6,394 for the three month period ending September 30, 2002. Our net loss from operations for the nine month period ending September 30, 2003 was $41,975, compared to a net loss of $39,379 for the nine month period ending September 30, 2002. We experienced higher net losses during the three and nine-month periods ending September 30, 2003 due primarily to increased legal and accounting costs that we incurred to merge with Procera.

Liquidity And Capital Resources.

Our total assets were $3,829 as of September 30, 2003. Of those assets, cash was $296 as of September 30, 2003, which comprised our total current assets. We also had $3,533, which represented computer equipment, net of accumulated depreciation as of September 30, 2003.

Our current liabilities were $23,751 as of September 30, 2003, of which $10,854 was represented by accounts payable, and $12,897 was due to related parties. We had no other liabilities and no long-term commitments or contingencies as of September 30, 2003. We assumed Procera's assets and liabilities following the Merger. At September 30, 2003, Procera had $679,590 in cash and has no long-term debt.

In October 2003 we issued an unsecured convertible promissory note in the amount of $500,000 to an investor. The principal amount of the convertible note payable, together with interest at 8% per annum, is due and payable on April 22, 2004. The outstanding principal and accrued interest of the note is convertible, at the option of the holder, into common stock at a conversion rate of $2.00 per share.

We estimate that after giving effect to the merger, the combined current capital reserves that result will allow us to operate for at least three months without relying on incoming revenue or additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

Risk Factors.

WE ARE AN EARLY STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We have only recently launched many of the products and services described herein and therefore are a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from such products services. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We continue to incur losses from operations resulting primarily from costs related to product development and the increase in sales and marketing expenses. Because of our plans to invest heavily in marketing and promotion, to hire additional employees, and to enhance our network content and management technologies, we expect to incur net losses for a period of time. We believe these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for our products. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability.

WE NEED ADDITIONAL FINANCING.

Based on current reserves, anticipated cash flow, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for three months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of three months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies. A number of those companies are large and well funded. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, the pace of technological change and product obsolescence is rapid. A potential competitor could develop a technology or new product which are competitive with or superior to ours.

THE MARKET IN WHICH WE COMPETE IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot guarantee that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

FUTURE  PERFORMANCE  WILL  DEPEND  ON THE  INTRODUCTION  AND  ACCEPTANCE  OF NEW
PRODUCTS.

Our  future  performance  will  also  depend  on  the  successful   development,
introduction and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. Therefore, to the extent customers defer or cancel orders in the expectation of new product releases, any delay in the development or introduction of new products could cause our operating results to suffer. The inability to achieve and maintain widespread levels of market acceptance for our current and future products may significantly impair our revenue growth.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot guarantee that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we are found to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

OUR  DEPENDENCE  ON  CONTRACT   MANUFACTURERS   FOR  SUBSTANTIALLY  ALL  OF  OUR
MANUFACTURING REQUIREMENTS COULD HARM OUR OPERATING RESULTS.

If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity, and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

We rely on independent contractors to manufacture our products. We do not have long-term contracts with any of these manufacturers. Delays in product shipments from contract manufacturers are not unusual. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to transition the manufacture of some of our products from one contract manufacturer to another. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or a reduction in the number of contract manufacturers may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our contract manufacturers by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our gross margins and operating results.

IF OUR PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, WE COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES.

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, we have experienced such errors in connection with new products and product upgrades. We expect that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if our product is not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a computer or communications network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

WE EXPECT THE AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECREASE, WHICH MAY REDUCE GROSS MARGIN OR REVENUE.

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began at the end of 2000, coupled with the slow recovery of the broader economy.

SOME OF OUR CUSTOMERS MAY NOT HAVE THE RESOURCES TO PAY FOR OUR PRODUCTS AS A RESULT OF THE CURRENT ECONOMIC ENVIRONMENT.

With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as forecast, or cancel orders with us entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurance costs, including health, workers' compensation and directors and officers', have been dramatically increasing and insurers are likely to increase rates as a result of high claims rates over the past year and our rates are likely to increase further in the future. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND COMPLEX GOVERNMENT REGULATIONS OR ELSE OUR PRODUCTS MAY NOT BE WIDELY ACCEPTED, WHICH MAY PREVENT US FROM GROWING OUR NET REVENUE OR ACHIEVING PROFITABILITY.

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On October 15, 2003, the Company held a special shareholder meeting in Huntington Beach, California to vote on the merger with Procera Networks, Inc., a Delaware corporation. There were a total of 6,345,097 shares of voting common stock present at the meeting by proxy. Shareholders voted 6,341,397 shares in favor of a proposal to merge with Procera Networks, Inc. A total of 3,700 shares abstained from voting on this proposal, and no shares voted against it.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

   32 Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

Reference is made to our report on Form 8-K that was filed on October 29, 2003, regarding the press release announcing the merger between us and Procera Networks, Inc. ("Procera") wherein we merged with Procera in a stock for stock transaction and in addition announced the change in our independent accountants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Procera Networks, Inc.,
                                      a Nevada corporation
November 18, 2003
                                      By:  /s/ Douglas J. Glader
                                         ---------------------------------------
                                           Douglas J. Glader
                                      Its: President and Chief Executive Officer