Form 10KSB
period 2003-12-28
PROCERA NETWORKS INC
filed 2004-03-17
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2003

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to______.


                        Commission file number: 000-49862

                             PROCERA NETWORKS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                  Nevada                               33-0974674
       --------------------------------     ---------------------------------
       (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation  or  organization)


3175 South Winchester Boulevard, Campbell, California                  95008
----------------------------------------------------------             -----
     (Address of principal executive offices)                       (Zip Code)

Issuer's  telephone  Number  (408)  874-4675
                             ---------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
     --------    -------
The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 31, 2003 was 22,622,156.

                                TABLE OF CONTENTS

                                     PART I


                                                                           Page

Item 1     Description of Business                                            1

Item 2     Description of Property                                           16

Item 3     Legal Proceedings                                                 16

Item 4     Submission of Matters to a Vote of Security Holders               17

                                    PART II

Item 5     Market for Common Equity and Related Stockholder Matters          17

Item 6     Management's Discussion and Analysis or Plan of Operation         18

Item 7     Financial Statements                                              23

Item 8     Changes in and Disagreements with Accountants on Accounting       46
           and Financial Disclosures

Item 8A    Controls and Procedures                                           46

                                    PART III

Item 9     Directors and Executive Officers of the Registrant                47

Item 10    Executive Compensation                                            50

Item 11    Security Ownership of Certain Beneficial Owners and Management    51
           and Related Stockholder Matters

Item 12    Certain Relationships and Related Transactions.                   52

Item 13    Exhibits and Reports on Form 8-K.                                 56

Item 14    Principal Accountant Fees and Services.                           57

Signatures                                                                   57

Index to Exhibits

Certifications

                                     PART I
                                     ------

     This  report  contains  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

     - general economic and business conditions, both nationally and in our markets,
     -    our history of losses,
     - our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
     -    our ability to implement our growth strategy,
     -    anticipated trends in our business,
     -    advances in technologies, and
     -    other risk factors set forth under "Risk Factors" in this prospectus.

     In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM  1.     DESCRIPTION OF BUSINESS

INTRODUCTION

     We were formed as a result of a merger and plan of reorganization (the "Merger") between Zowcom, Inc. ("Zowcom") and Procera Networks, Inc., a Delaware corporation ("PNI"). On October 16, 2003, PNI merged into Zowcom in a stock-for-stock transaction. In the merger, Zowcom issued 19,617,947 shares of its restricted common stock and warrants to purchase 1,705,000 shares of its restricted common stock to the stockholders of PNI in exchange for 100% of PNI's issued and outstanding shares of common stock and warrants. In addition, Zowcom's management, which held 6,000,000 shares of Zowcom's restricted common stock, tendered all of their shares for redemption in exchange for aggregate cash consideration of $88,000, or $0.0147 per share.

     As a result of the Merger, Zowcom continued as the surviving corporation and the stockholders of PNI became stockholders of Zowcom. The stockholders of Zowcom prior to the Merger owned approximately 7.6% of the issued and outstanding shares of Zowcom common stock after the Merger. If all Zowcom warrants acquired pursuant to the Merger were exercised, the stockholders of Zowcom would own approximately 7% of the issued and outstanding shares of Zowcom common stock. The stockholders of PNI prior to the Merger owned approximately 92.4% of the issued and outstanding shares of Zowcom common stock after the Merger. If all Zowcom warrants acquired pursuant to the Merger were exercised, the stockholders of PNI would own approximately 93% of the issued and outstanding shares of Zowcom common stock.

     Pursuant to the Merger, Zowcom assumed PNI's operations and business plan and changed its name to Procera Networks, Inc.

INDUSTRY  BACKGROUND

     We operate in the switching and routing industry. This industry includes all software and hardware devices that control how, when and where voice, data and video is transmitted and received. The industry is based upon large, sophisticated communications networks operated by large telecommunications companies. Large, medium and small sized enterprises utilize these communications networks by linking their internal computer and communications networks to these larger telecommunications networks. We sell our products to small, medium and large sized enterprises, internet service providers (ISPs), OEMs, VARs and system integrators that (i) seek to optimize the speed of their networks; (ii) seek to increase efficiency of their networks and work force; and
(iii) reduce the costs and legal liability exposure associated with computer networks by managing the communications entering and leaving the computer networks.

     With the rapid proliferation of information and the explosive growth of the Internet, the need for larger and more sophisticated computer networks has increased dramatically over the past ten years. As the need for larger and more sophisticated computer networks has grown, so has the cost of (i) the hardware and software operating the network; (ii) the software applications used by businesses; and (iii) the routers and switches necessary to manage and direct the incoming and outgoing data, voice and video traffic. Network users are demanding a solution that allows them to make better use of their computer network assets and improve the quality of service ("QoS") for each computer network use as opposed to constantly increasing bandwidth and purchasing larger more expensive switches and routers to manage the increasing volume and complexity of computer network traffic.

     Additionally, in today's work environment a significant amount of computer network usage is unrelated to the business of the employer. Employees play video games, buy and sell stocks, visit gambling websites, view pornography, check their personal e-mail and use their employer's computer network for many other purposes unrelated to their employment or the business of their employer. This can slow down the entire network of the employer.

THE  PROCERA  NETWORKS  SOLUTION

     We are a hardware and software development company that has developed the first hardware-based, scalable, Layer 7 switching and network management system that operates at full wire speed, enabling the full Layer 7 packet processing to be integrated with switching and routing without materially degrading network speed or latency. In short, our products enable the computer network to manage information in a more sophisticated manner thereby increasing employee and computer network efficiency and substantially reducing the costs of network expansion. Our hardware solution presents an affordable opportunity for medium and small sized enterprises to more efficiently manage their networks on an individual, end-user basis in order to: (i) increase efficiency of the computer network,

(ii) eliminate legal liability issues stemming from employees' use of company-provided computer network for non-business purposes such as downloading pornography or computer viruses, and (iii) simplify the increasing demands on corporations to comply with new laws regarding data storage and email archiving.

     Historically, computer network managers have relied on Layer 2 and Layer 3 switches to control the network activity based on certain limited protocols. They are only switches for the entire network, however, and do not allow the network manager to control the activity from one end user to the next. Layer 2 and Layer 3 switches force network managers to choose a set of protocols for an entire network, regardless of the individual needs of the end users. For example, the computer network access needs for accounting personnel and the company's fleet mechanics are significantly different. Layer 2 and Layer 3 switches do not allow a company network manager to optimize the use of the company's computer network by prioritizing and customizing access of employees in these two groups.

     While Layer 2 and Layer 3 switches are broadly available and, generally thought of as a commodity, Layer 7 content-based switching and network management is in the early stages of deployment and poses significant technical challenges. We believe that over the next several years, Layer 7 content-based switching and network management will proliferate within private enterprise and public networks in both the wireline and wireless networks. By establishing an early technological lead we may be positioned to capitalize on this anticipated market growth.

     We have developed a proprietary hardware platform that is based largely on standard, off the shelf components (such as PHY, MAC, Switch Fabric, MPU). We believe that this approach is much simpler, more flexible, and costs less than most competing approaches. Most competing approaches are typically based on one or more high-density Application Specific Integrated Circuit ("ASIC") devices, which are custom made and have a fixed function that cannot be modified. ASIC devices have 12-18 month design cycles and production cycles and require lengthy redesign to modify platform features and performance. We have developed proprietary software to run on our hardware platform that provides a differentiated Layer 7 switching and network management solution.

     The solution to this problem of efficient network management is the smart routing Layer 7 switch. This device can become an indispensable component of the enterprise or service provider network infrastructure by increasing performance, security, availability and scalability at the software application level. These Layer 7 switches have broad applications in large markets and are projected to proliferate in wireline and wireless uses within private enterprise and public networks.

     Our hardware and software development started in mid-2000 as a part of Milan Technology ("Milan"), an operating division of Digi International, Inc. ("Digi"). In March 2002, Digi completed the sale of its Milan division, opting to spin out the PNI product line into a separate corporation.

     Under the leadership of Douglas Glader, Digi's former Chief Operating Officer, coupled with some initial support from Digi, a core team of 23 individuals left Milan to create PNI. On September 19, 2003, PNI purchased all intellectual property previously owned by Digi. See "DESCRIPTION OF BUSINESS - Intellectual Property".

OUR  PRODUCTS

     We have recently brought to market the Procera MLS-XP, our unique non-blocking, Layer 7 switch and network management system. The MLS-XP allows network administrators to control, monitor and secure network traffic with very high levels of speed, specificity, granularity, accuracy and ease.

     We are currently shipping MLS-XP switches with Layer 7 software for security (content control), quality of service ("QoS") (packet shaping), flow metering and surveillance. A feature enhancement software release for MLS-XP should be delivered in the first quarter of 2004. A new RDS switch platform is in development for the second quarter of 2004 that will have feature enhancements to address service provider markets.

     Additional products currently in design include MLS switches to support Gigabit Ethernet, security products and complimentary networking software applications.

     If we successfully establish ourselves in our initial target markets of small and mid-size companies, we plan to introduce additional products which target other applications, including a family of next generation chassis-class products that will address higher performance requirements including larger corporate enterprise and metropolitan area network (MAN) content-based switching applications. Building upon the solid foundation of our existing technology and designs, our product additional line is intended to deliver scalability, very high port density, and possibly as much as two times the current market leaders' speed, at the price of current Layer 3 and Layer 4 products, while delivering advanced Layer 7 functionality. We are also designing a variety of form factors and interfaces (such as OC-3/12/48/VC, T1, DSL, 10G Ethernet) that are suitable for the large enterprise and carrier markets, and are tailoring our firmware for a variety of OEM customers and partners.

APPLICATIONS  OF  OUR  TECHNOLOGY

     Our technology can be applied to a wide range of data switching and management applications, but we are initially focusing on two applications that we believe offer significant near term revenue opportunity: Network Attached Storage (NAS) and e-mail/message archiving for both wire-line and wireless networks.

     NAS is a rapidly growing market that is both competing with, and complementary to Storage Area Networks (SAN), as businesses, universities, and government agencies strive to store and manage an increasing volume of information. Our technology improves the performance of NAS devices, improves the security of NAS traffic, and lowers the total cost of the NAS solution, making NAS a highly attractive solution compared to expensive and complex SAN installations.

     E-mail and message archiving is a specific storage application that has quickly emerged as a critical need. In addition to conventional e-mail traffic, instant messages (IMs), SMS/MMS cellular text messages, and wireless e-mail, e-mail and message archiving may need to be monitored and properly indexed and archived. Our technology provides a scalable, high performance e-mail and message archiving solution that can be installed in both wire-line and wireless LANs and WANs, as well as in cellular telephone networks. Furthermore, our technology enables the control, monitoring, and archiving of any message type regardless of source or transport method. Current e-mail archiving solutions are typically limited to standard e-mail traffic passing through a company's e-mail server, and cannot effectively archive other types of messages.

DISTRIBUTION  METHODS

     We currently sell our products directly as well as through distributors and resellers. We plan to pursue OEM agreements and partnerships to deliver our technology to the marketplace. Recognizing the difficulty in attacking large entrenched competitors in the network switch/router market, we will position our products as application-specific network appliances that enhance and extend the capabilities of existing storage, switching and transmission equipment in network installations. We believe we can generate revenue growth and help our OEM partners differentiate their network and storage solutions from competition. We have established relationships with several major OEM's that may provide significant revenue opportunities within the next 6-12 months.

COMPETITION

     The Layer 2 and Layer 3 switching categories already have clearly established brand leaders such as Cisco Systems, Inc., Foundry Networks and Extreme Networks, Inc. The Layer 2-3 switch market is becoming commoditized. The Layer 7 space remains open for new companies with superior products and performance to establish themselves as market leading players.

     Our Layer 7 switch applications are different from other Layer 7 switch applications. Companies like Cisco Systems, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and Alteon (a division of Nortel) provide Layer 7 server load balancing for data center environments. Server load balancing switches distribute web requests across multiple servers and supply Layer 2-3 switches with some limited Layer 7 capability. Procera's Layer 7 application switches are used for applications such as security (disallowing certain types of traffic), rate limiting, QoS (prioritizing traffic) and surveillance (monitoring and archiving of email, instant messaging). However, no current competitor provides a hardware-based Layer 7 product that performs all of these applications entirely at wire-speed. This distinction may open up a variety of customers and markets to us, such as the NAS controller, message archiving and wireless markets, where the inherent performance limitations and additional overhead of processor-based Layer 7 solutions are unacceptable.

     There are QoS appliance companies who offer non-wire-speed, processor-based, WAN-facing devices that control, prioritize, monitor and report on bandwidth usage. Packeteer, Inc. offers a range of products that sell for significantly more than Procera's products. Packeteer's products typically have 2 or 3 ports that operate between a company's firewall and the local area network to provide quality of service functionality. Our MLS-XP has 26 ports and performs all Layer 7 applications at wire-speed on all ports.

MANUFACTURING

     We presently outsource the manufacturing of our products to Delta Networks, located in the People's Republic of China. By outsourcing such manufacturing to China, we can take advantage of low labor rates existing in China and keep our own overhead low.

INTELLECTUAL  PROPERTY

     PNI's development team designed and delivered the industry's first Layer 7 switching and network management product, and in May 2002 filed a patent application with the U.S. Patent and Trademark Office. A second patent application was filed in August 2002. We have filed two patent applications with a total of 101 claims, covering a number of very important ideas and concepts. For example, one of our patents has a claim protecting the starting and stopping of policies and network instructions based upon time including the minute, hour, day, month or year. The patent also contains a claim that protects "packet shaping policies" such as determining which software applications have priority on the computer network and thereby will load and operate faster than others of lesser priority. The patent also protects the process of establishing network policies based upon an analysis of the computer network's traffic and usage. For example, our product can instruct the network to add information, track information, delete information or perform other functions based upon the nature of the particular data entering or leaving the computer network.

     We currently require all employees to sign confidentiality agreements as well as proprietary information and inventions agreements.

EMPLOYEES

     As of December 31, 2003, we employed 19 people, of which 7 were employed in engineering, 5 in operations, 3 in sales and marketing, and 4 in management and administration. None of our employees are members of a labor union. We believe that relations with our employees are good.

RISK  FACTORS

     Any of the following risks could materially adversely affect our business, financial condition, or operating results and could negatively impact the value of our common stock.


     WE ARE AN EARLY STAGE COMPANY AND THE PRODUCT OF A RECENT MERGER, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

     We were formed as a result of a merger of two separate companies, Procera Networks, Inc., a Delaware corporation ("PNI") and Zowcom, Inc., a Nevada corporation ("Zowcom"), in October 2003, and to date have only one fiscal quarter of combined operations. In addition, both Zowcom and PNI had only a limited operating history prior to the merger. Therefore, we have only a limited operating history upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations.

     We have only recently launched many of the products and services described herein and therefore are a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

     WE  EXPECT  LOSSES  FOR  A  PERIOD  OF  TIME.

     For the year ended December 31, 2003, we had losses from operations of $2,898,155. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, we plan to invest heavily in marketing and promotion, to hire additional employees, and to enhance our network content and management technologies. We believe these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for our products. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability.

     IF THE REGISTRATION STATEMENT THAT WE FILED ON JANUARY 8, 2004 IS NOT DECLARED EFFECTIVE BY JUNE 6, 2004, WE WILL NOT RECEIVE THE SECOND TRANCHE OF FUNDING FROM OUR DECEMBER 2003 PRIVATE PLACEMENT.

     The shares registered for resale in the registration statement filed by us on January 8, 2004 include shares to be issued to certain of the selling stockholders upon the exercise of special warrants (the "Special Warrants") on the effective date of the registration statement. Under the terms of the Special Warrants, the form of which is included as an exhibit to the registration statement, the investors from the December private offering are committed to purchasing an aggregate of 1,086,250 shares of our common stock at $2.00 per share, provided that the registration statement is declared effective by the Securities and Exchange Commission ("SEC") on or before June 6, 2004. Provided that the registration statement is declared effective by the SEC on or before June 6, 2004, those investors will also receive warrants to purchase an aggregate of 1,086,250 additional shares of common stock at an exercise price of $2.00 per share. In the event that the registration statement is not declared effective on or before June 6, 2004, the selling stockholders will not be obligated to exercise the Special Warrants and we will not receive the proceeds therefrom. The loss of these proceeds could have a material adverse impact on our financial condition and business prospects.

     WE  MAY  NEED  FURTHER  CAPITAL.

     Based on current reserves and anticipated cash flow from operations, and assuming we receive the proceeds from the Special Warrants, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for 12 months. Thereafter, we will need to raise additional funds. If any of our assumptions is incorrect, we may need to raise capital before the end of 12 months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

     YOUR  HOLDINGS  MAY  BE  DILUTED  IN  THE  FUTURE.

     We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At December 31, 2003, there were 22,572,156 shares of common stock outstanding, warrants to purchase 3,444,588 shares of common stock outstanding, rights to purchase 575,000 shares of common stock and special warrants to purchase 1,086,250 shares of common stock outstanding, whose exercise could have a substantial dilutive effect on the common stock held at the time of conversion. The designation and issuance of series of preferred stock in the future would create additional securities that would have dividend and liquidation preferences over our common stock.

     COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS.

     Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group subsequent to our recent merger. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently expanded our sales force, and we are actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. We currently have a small indirect channel partner and end-user service and support organization and will need to increase our staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, we rely on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for our products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if we encounter delays in hiring these additional personnel.

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Douglas J. Glader, our Chief Executive Officer. The loss of the services of any of our executive officers or key employees could materially and adversely affect our business. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our personnel.

     WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND HAVE SIGNIFICANTLY GREATER RESOURCES THAN OUR COMPANY.

     We compete in a new, rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could harm our business. We compete with Cisco Systems, Inc., Packeteer, Inc., Foundry Networks, Inc. and Extreme Networks, Inc., which sell products incorporating competing technologies. We also compete with several small private companies that utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

     Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the bandwidth management solutions market, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

     THE PROCERA FAMILY OF PRODUCTS IS CURRENTLY OUR ONLY SUITE OF PRODUCTS, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS.

     All of our current revenues and a significant portion of our future growth depend on the commercial success of our family of products, which are the only products that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the Procera switching family of products, our revenues will not grow significantly.

     THE MARKET IN WHICH WE COMPETE IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

     The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our own products and technology.

     IF THE BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL.

     The market for bandwidth management solutions is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.

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

     INTRODUCTION OF OUR NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS WHICH COULD HARM OUR OPERATING RESULTS

     When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

     IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS.

     We have rapidly and significantly expanded our operations and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion could place a significant strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

     In the future, we may experience difficulties meeting the demand for our products and services. The installation and use of our products requires training. If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.

     We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

     OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

     WE EXPECT THE AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECREASE, WHICH MAY REDUCE GROSS MARGIN OR REVENUE.

     The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors. We may experience substantial decreases in future operating results due to the erosion of our average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began at the end of 2000, coupled with the slow recover of the broader economy.

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

     Recent regulatory changes, including the Sarbanes-Oxley Act of 2002, and future accounting pronouncements and regulatory changes, will have an impact on our future financial position and results of operations. These changes and proposed legislative initiatives are likely to increase our general and administrative costs. In addition, insurance costs, including health, workers' compensation and directors and officers' insurance premiums, have been dramatically increasing and likely to continue to increase in the future as a result of high claims rates over the past year. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

     FAILURE TO SUCCESSFULLY EXPAND OUR SALES AND SUPPORT TEAMS OR EDUCATE THEM IN REGARD TO TECHNOLOGIES AND OUR PRODUCT FAMILIES MAY HARM OUR OPERATING RESULTS.

     The sale of our products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. We may not be able to increase net revenue unless we expand our sales and support teams in order to address all of the customer requirements necessary to sell our products.

     We cannot assure you that we will be able to successfully integrate employees into our company or to educate current and future employees in regard to rapidly evolving technologies and our product families. A failure to do so may hurt our revenue growth and operating results.

     WE MUST CONTINUE TO DEVELOP AND INCREASE THE PRODUCTIVITY OF OUR INDIRECT DISTRIBUTION CHANNELS TO INCREASE NET REVENUE AND IMPROVE OUR OPERATING RESULTS.

     Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels through resellers and distributors. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Many of our resellers also sell products from other vendors that compete with our products. We cannot assure you that we will be able to enter into additional reseller and/or distribution agreements or that we will be able to successfully manage our product sales channels. Our failure to do any of these could limit our ability to grow or sustain revenue. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers and/or distributors will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

     OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

     Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property.

     In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results. We currently do not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event. In the event of such an occurrence, our business would suffer.

     ACQUISITIONS  MAY  DISRUPT  OR  OTHERWISE  HAVE  A  NEGATIVE  IMPACT ON OUR
BUSINESS.

     We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

     ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

     We are a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to stockholders. Our articles of incorporation provide that our Board of Directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. All of the foregoing could adversely affect prevailing market prices for our common stock.

     OUR  COMMON  STOCK  PRICE  IS  LIKELY  TO  BE  HIGHLY  VOLATILE.

     The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that our industry stocks in general will sustain their current market prices. Factors that could cause such volatility may include, among other things:

-    actual  or  anticipated  fluctuations  in  our quarterly operating results;
-    announcements  of  technological  innovations;
-    changes  in  financial  estimates  by  securities  analysts;
-    conditions  or  trends  in  the  network  control  and management industry;
-    changes  in the market valuations of other such industry related companies;
     and
- the acceptance of market makers and institutional investors of the Company and our stock.

     In addition our stock is currently traded on the NASD O-T-C Market and it is uncertain that we will be able to successfully apply for listing on the American Stock Exchange or the NASDAQ National Market or SmallCap market in the foreseeable future due to the trading price for our Common Stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the National or SmallCap Markets will impair the liquidity for our common stock.

     SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     To date, we have had a very limited trading volume in our common stock. Our registration statement filed by us on January 8, 2004 and amended on March 1, 2004 includes the registration of 10,243,753 shares of our common stock for resale by certain selling stockholders. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. See "Market For Common Equity and Related Stockholder Matters".

     ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2003, we have 22,622,156 shares of common stock outstanding.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our headquarters are located at 3175 South Winchester Boulevard, Campbell, California, 95008. We have a twelve-month lease through June 30, 2004 and the rent is $6,832 per month for 4,532 square feet. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM  3.     LEGAL  PROCEEDINGS

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On September 29, 2003, Zowcom submitted a Definitive Proxy Statement on Form DEFM14A requesting stockholders to approve the Agreement and Plan of Merger between Zowcom and PNI and the change of the name of the company to "Procera Networks, Inc."(the "Merger") during the special meeting of stockholders held on October 15, 2003. There were a total of 6,345,097 shares of voting common stock present at the meeting by proxy out of 7,610,000 shares of voting common stock issued and outstanding. Shareholders voted 6,341,397 shares in favor of a proposal to merge with PNI. A total of 3,700 shares abstained from voting on this proposal, and no shares voted against it.


                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
             MATTERS

MARKET  FOR  COMMON  EQUITY

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PRNW". Our common stock has been traded on the OTC Bulletin Board since June 24, 2003. Prior to that date, our common stock was not actively traded in the public market. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as stated in the Over the Counter Bulletin Board Quarterly Trade and Quote Summary Report for the year ended December 31, 2003. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                           HIGH BID   LOW BID
                                                           ---------  --------
First Quarter 2003                                               N/a       N/a
Second Quarter 2003                                        $    1.35  $      0
Third Quarter 2003                                         $    7.55  $   1.17
Fourth Quarter 2003                                        $    7.10  $   2.60

     On March 8, 2004, the closing price of our common stock on the OTCBB was $3.33.

HOLDERS

As of December 31, 2003, we had approximately 101 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

DIVIDEND  POLICY

     We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW.

     Procera Networks, Inc. is a development stage high technology device company engaged in the development and marketing of wire-speed layer 7 Intelligent Content Management ("ICM") network solutions. Our MLS Layer 7 application switch product family provides wire-speed switching, routing, content control, flow metering (bandwidth limiting), packet shaping (quality of service prioritization), surveillance (monitoring/archiving of emails, instant messaging) for secure delivery of information and applications across wireless and wireline networks. In short, our products enable the computer network to manage information in a more sophisticated manner, thereby increasing employee and computer network efficiency and substantially reducing the costs of network expansion. Our hardware/software solution presents an affordable opportunity for medium and small sized enterprises to more efficiently manage their networks on an individual, end-user basis in order to: (i) increase efficiency of the computer network; (ii) minimize legal liability issues stemming from employees' use of company-provided computer network for non-business purposes; and (iii) simplify the increasing demands on businesses to comply with new laws regarding data storage and email archiving.

     We were formed as a result of a merger and plan of reorganization (the "Merger") between Zowcom, Inc. ("Zowcom") and Procera Networks, Inc., a Delaware corporation incorporated on May 1, 2002. On October 16, 2003, PNI merged into Zowcom in a stock-for-stock transaction. As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom, and Zowcom changed its name to Procera Networks, Inc. ("PNI") (trading symbol OTC: BB:
PRNW.OB). Zowcom was incorporated on July 11, 2001 and provided customized websites and web-based planning services. It generated less than $10,000 in revenues per year.

     You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

     Financial information for the period from May 1, 2002 (date of inception) to December 31, 2002 is the historical financial information of PNI. Financial information for the year ended December 31, 2003 is the historical financial information of PNI and Zowcom combined.

RESULTS  OF  OPERATIONS  FOR  THE  YEAR  ENDED  DECEMBER  31,  2003   AND  THE
PERIOD  FROM  MAY  1,  2002  (DATE  OF  INCEPTION)  TO  DECEMBER  31,  2002

     From the date of its inception on May 1, 2002 through December 31, 2003, PNI has operated, and will continue to operate through at least the first half of 2004, as a development stage company, devoting all of its efforts and resources to developing and testing new products and preparing for market introductions of its products.

SALES.

     Sales of $175,368 and $32,085 for the periods ended December 31, 2002 and December 31, 2003, respectively, represent amounts received for products sold for test and evaluation purposes. Initial revenues from sales of products to commercial customers are projected to begin in the second quarter of 2004 and are expected to grow significantly during the second, third, and fourth quarters of 2004 due to the release of our improved MLS 4.0 software and several new revisions of our hardware platform products. We also believe that our increased marketing and sales efforts will increase our revenue during 2004.

GROSS  PROFIT.

     We incurred a loss of $29,787 for the period ended December 31, 2003, compared to a gross profit of $85,493 for the period ended December 31, 2002. We believe that our gross profit expected from the sales of products to commercial customers during the last nine months of 2004 will increase significantly, provided our revenues grow as anticipated.

OPERATING  EXPENSES.

     Operating expenses of $1,517,448 for the period ended December 31, 2002, which include salary and benefit payments for a staff of 23 employees, are particularly low because: (a) PNI was in existence for only eight (8) months during 2002; and (b) all employees were paid only minimum wage salaries of $2,340 per month during five (5) months of this period.

     Operating expenses of $2,868,368 for the year ended December 31, 2003 are lower than what we expect for future periods for the following reasons: (a) all employees were paid only minimum wage salaries of $2,340 per month for the first three months of 2003; (b) 21 of 23 employees were terminated on March 31, 2003 and PNI ceased operations for the months of April and May, 2003; and (c) only 13 of the 21 terminated employees were re-hired at 70% of expected salaries in June 2003 and PNI re-started operations as a development stage company.

     As of December 31, 2003, the Company's headcount had increased to 20 and monthly operating expenses totaled approximately $300,000. This monthly expense rate is expected to continue through the first quarter of 2004 and will then increase during each of the second, third, and fourth quarters, in order to support our projected business growth, reaching a projected monthly expense level of $500,000 by December 31, 2004.

INTEREST  EXPENSE.

     Interest expense of $344,599 for the year ended December 31, 2003 included a charge of $138,940 for the fair market value of a warrant which was issued to a lender during 2003. The additional interest expense of $205,659 related to the increase in outstanding loan principal from $1,080,000 on January 1, 2003 to $1,355,000 on July 31, 2003. No interest was paid in cash during 2003. As of July 31, 2003, all outstanding loan principal of $1,355,000 and accrued interest of $258,833 was converted, at the option of all respective lenders, into 3,227,666 shares of PNI's restricted common stock.

     During the eight-month period ended December 31, 2002, all cash resources of PNI were attained from short-term convertible loans. Interest expense of $88,925 was accrued during this eight-month period as outstanding loan principal grew from $150,000 on May 1, 2002 to $1,080,000 by December 31, 2002. No
interest was paid in cash during the eight-month period ended December 31, 2002.

     PNI has no loans outstanding as of December 31, 2003.

NET  LOSS.

     We incurred a net loss of $3,242,188 for the period ended December 31, 2003, compared to a net loss of $1,509,084 for the period ended December 31, 2002. In the course of its development activities, PNI has sustained operating loses and expects such loses to continue through 2004. Based on: (i) our plans to introduce new revisions of our hardware platform products during the second and third quarters of 2004; and (ii) the optimistic forecasts of expected demand for our new products by our value added resellers, we expect revenues to grow during the last half of 2004, increasing the likelihood of profitability by the close of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES.

     From our date of inception (May 1, 2002) through December 31, 2002, PNI obtained the majority of its cash resources from the issuance of convertible notes payable, totaling $1,080,000. The remainder of our cash resources came from sales of $175,368, and the sale of stock to our founders for $8,115.

     During the first four months of 2003, PNI obtained cash resources from additional convertible loans, totaling $275,000.

     In May 2003, the outstanding amount of unpaid salary of $560,194 owed to former employees was converted into 1,120,388 shares of PNI restricted common stock.

     In June 2003, we completed a private placement of 808,000 shares of PNI restricted common stock at $0.50 per share and issued warrants to purchase 404,000 shares of restricted common stock at a purchase price of $0.75 per share, raising an aggregate of $404,000 in gross proceeds. The warrants are exercisable immediately and expire in June 2008.

     In July 2003, the outstanding principal amount of the convertible notes payable of $1,355,000 and accrued interest and loan fees of $258,833 were converted into 3,227,666 shares of PNI restricted common stock using a conversion rate of $0.50 per share. In addition, 361,893 shares of PNI restricted common stock were issued to note holders in accordance with the terms of their agreements.

     In August 2003, we completed a private placement sale of 1,695,000 shares of PNI restricted common stock at $1.00 per share, raising an aggregate of $1,695,000 in gross proceeds.

     In October 2003, we issued an unsecured convertible promissory note in the amount of $500,000 to an investor, and a warrant to purchase 31,250 shares of PNI restricted common stock with an exercise price of $2.00 per share. The warrant is exercisable immediately and expires in October 2006. In December 2003, the outstanding principal amount of the convertible note payable and accrued interest of $5,918 were converted into 252,959 shares of PNI restricted common stock, using a conversion rate of $2.00 per share.

     In December 2003, we completed a brokered private placement sale (the "Placement") of 2,172,500 shares of common stock. We raised a total of $4,345,000 in the Placement, but have received only $2,172,500 in gross proceeds as of December 31, 2003 from the sale of 1,086,250 shares of common stock at $2.00 per share. The remaining gross proceeds of $2,172,500 will be received from the sale of 1,086,250 shares of common stock to certain existing stockholders pursuant to special warrants, provided that PNI's registration statement, as filed on Form SB-2 with the Securities Exchange and Commission ("SEC") on January 8, 2004, is declared effective by the SEC on or before June 6, 2004. In response to information inquiries by the SEC, we filed an amended registration statement on March 1, 2004.

     We believe that cash and cash equivalents of $1,935,741 on hand at December 31, 2003, plus gross proceeds of $2,172,500 to be received upon declaration by the SEC that PNI's registration is effective, will be sufficient to support PNI's growth operations through September 30, 2004, without relying on incoming revenue from sales. We expect that additional funds will need to be raised through the issuance of equity or convertible debt securities during the second quarter of 2004 in order to sustain PNI's operations through December 31, 2004.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. We recognize revenue from product sales upon shipment to the customer provided no significant obligations remain and collection of the receivable is probable. Upon shipment, we provide for estimated product returns and discounts.

     We maintain an allowance for doubtful accounts for estimated bad debts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

     Inventories are recorded at the lower of cost or market on a first-in, first-out basis. On an ongoing basis, we review for estimated obsolete or excess inventories and write down our inventories to their estimated net realizable value based upon our projections of future product demand and product lifecycle and product development plans. These write downs are reflected in our cost of revenue. Actual product demand may differ from our projections, in which case we may have understated or overstated the provision for excess and obsolete inventory, which would have an impact on our operating results.

     We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

     The carrying value of our deferred tax assets are dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Currently, our deferred tax assets are fully reserved.

ITEM 7.  FINANCIAL STATEMENTS

                             PROCERA NETWORKS, INC.
                         (a development stage enterprise)



                                    Contents


Report of Independent Accountants                                             24

Audited Financial Statements:

     Balance Sheet                                                            25

     Statements of Operations                                                 26

     Statements of Stockholders' Equity (Deficit)                             27

     Statements of Cash Flows                                                 28

     Notes to Financial Statements                                       29 - 45

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of Procera Networks, Inc.


We have audited the accompanying balance sheet of Procera Networks, Inc. (a development stage enterprise) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2003, for the period from May 1, 2002 (date of inception) to December 31, 2002 and, cumulatively, for the period from May 1, 2002 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procera Networks, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, for the period from May 1, 2002 (date of inception) to December 31, 2002 and, cumulatively, for the period from May 1, 2002 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Procera Networks, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred net losses since its inception and has experienced severe liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Burr, Pilger & Mayer LLP

Palo  Alto,  California
February  16,  2004, except for Note 13, which is as of March 12, 2004

                                   PROCERA NETWORKS, INC.
                              (a development stage enterprise)

                                       BALANCE SHEET

                                     December 31, 2003

                                           ASSETS


Current assets:
     Cash and cash equivalents                                                 $ 1,935,741
     Inventory                                                                      94,603
     Prepaid expenses                                                              193,475
     Restricted cash                                                                10,000
                                                                               ------------
              Total current assets                                               2,233,819


Property and equipment, net                                                         72,578
                                                                               ------------

              Total assets                                                     $ 2,306,397
                                                                               ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $    31,604
     Accrued liabilities                                                           395,062
                                                                               ------------
              Total current liabilities                                            426,666
                                                                               ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        none issued and outstanding at December 31, 2003                                 -
     Common stock, $0.01 par value, 50,000,000 shares authorized; 22,572,156
        shares issued and outstanding at December 31, 2003                          22,572
     Additional paid-in-capital                                                  6,608,431
     Deficit accumulated during the development stage                           (4,751,272)
                                                                               ------------
              Total stockholders' equity                                         1,879,731
                                                                               ------------
              Total liabilities and stockholders' equity                       $ 2,306,397
                                                                               ============



                           The accompanying notes are an integral
                             part of these financial statements

                                                  PROCERA NETWORKS, INC.
                                             (a development stage enterprise)

                                                 STATEMENTS OF OPERATIONS


                                                                                                          Cumulative
                                                                                   Period from           Period from
                                                                                   May 1, 2002           May 1, 2002
                                                                 Year Ended    (date of inception)   (date of inception)
                                                                December 31,            to                    to
                                                                    2003        December 31, 2002     December 31, 2003
                                                               --------------  --------------------  --------------------


Sales                                                          $      32,085   $           175,368   $           207,453
Cost of sales                                                         61,872                89,875               151,747
                                                               --------------  --------------------  --------------------
Gross profit                                                         (29,787)               85,493                55,706
                                                               --------------  --------------------  --------------------

Operating expenses:
  Engineering                                                      1,376,012               554,545             1,930,557
  Sales and marketing                                                340,912               324,238               665,150
  General and administrative                                       1,151,444               638,665             1,790,109
                                                               --------------  --------------------  --------------------
Total operating expenses                                           2,868,368             1,517,448             4,385,816
                                                               --------------  --------------------  --------------------

Loss from operations                                              (2,898,155)           (1,431,955)           (4,330,110)


 Interest and other income                                               566                11,796                12,362
 Interest expense                                                   (344,599)              (88,925)             (433,524)
                                                               --------------  --------------------  --------------------

Net loss                                                       $  (3,242,188)  $        (1,509,084)  $        (4,751,272)
                                                               ==============  ====================  ====================

Net loss per share - basic and diluted                         $       (0.30)  $             (0.58)
                                                               ==============  ====================

Shares used in computing net loss per share-basic and diluted     10,700,244             2,624,401
                                                               ==============  ====================



                           The accompanying notes are an integral
                             part of these financial statements

                                                    PROCERA NETWORKS, INC.
                                               (a development stage enterprise)

                                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                               Period From May 1, 2002 (date of inception) to December 31, 2003

                                                                                                             Common stock
                                                                      Common stock          Additional       subscriptions
                                                                -------------------------    paid-in     --------------------
                                                                  Shares        Amount       capital       Shares     Amount
                                                                -----------  ------------  ------------  ----------  --------
Issuance of comon stock to founders
    at $0.001 per share from May - October 2002                  8,115,000   $     8,115   $         -           -   $     -
  Common stock subscription issued in connection
    with advisory agreement at $0.001 per share
    in May 2002                                                                                          1,200,000     1,200
  Common stock subscription issued in connection
    with convertible notes payable at $0.001 and $0.01
    per share from June - December 2002                                                                    190,360     1,004

  Net loss
                                                                -----------  ------------  ------------  ----------  --------

Balances, December 31 , 2002                                     8,115,000         8,115             -   1,390,360     2,204
  Issuance of comon stock to founders
    at $0.001 per share from January - August 2003               3,750,000         3,750                (1,200,000)   (1,200)
  Issuance of common stock to former employees for
    conversion of unpaid salary at $0.01 per share in May 2003   1,120,388         1,120        10,084
  Issuance of common stock for cash at $0.50 per
    share in June 2003, less issuance costs of $7,500              808,000           808       395,692
  Issuance of common stock for cash at $0.001 per
    share upon exercise of warrants in June 2003                   500,000           500
  Issuance of common stock upon conversion of
    notes payable at $0.50 per share in July 2003                3,227,666         3,228     1,610,605
  Issuance of common stock to noteholders
    at $0.001 - $0.50 per share in January - July 2003             361,893           362        28,915    (190,360)   (1,004)
  Issuance of common stock for services provided
    at $0.50 per share in July 2003                                 40,000            40        19,960
  Issuance of common stock for cash at $1.00 per
    share in August  2003, less issuance costs of $5,500         1,695,000         1,695     1,687,805
  Issuance of common stock in connectrion with
    merger with Zowcom  at $0.01 in October 2003                 1,610,000         1,610        (1,610)
  Issuance of common stock for cash at $0.001 per
    share upon exercise of warrants inNovember 2003                  5,000             5
  Issuance of common stock upon conversion of
    notes payable at $2.00 per share in December 2003              252,959           253       505,665
  Issuance of common stock for cash at $2.00 per
    share in December 2003, less issuance costs of $299,109      1,086,250         1,086     1,872,305
  Fair value of common stock warrants issued to
    non-employees                                                                              394,322
  Stock based employee compensation                                                             84,688

  Net loss
                                                                -----------  ------------  ------------  ----------  --------

Balances, December  31, 2003                                    22,572,156   $    22,572   $ 6,608,431           -   $     -
                                                                ===========  ============  ============  ==========  ========


                                                                            Deficit
                                                                          accumulated
                                                               Receivable  during the        Total
                                                                  for     devlopement    stockholders'
                                                                 stock       stage      equity(deficit)
                                                                --------  ------------  ----------------
Issuance of comon stock to founders
    at $0.001 per share from May - October 2002                 $     -   $         -   $         8,115
  Common stock subscription issued in connection
    with advisory agreement at $0.001 per share
    in May 2002                                                  (1,200)                              -
  Common stock subscription issued in connection
    with convertible notes payable at $0.001 and $0.01
    per share from June - December 2002                                                           1,004

  Net loss                                                                 (1,509,084)       (1,509,084)
                                                                --------  ------------  ----------------

Balances, December 31 , 2002                                     (1,200)   (1,509,084)       (1,499,965)
  Issuance of comon stock to founders
    at $0.001 per share from January - August 2003                1,200                           3,750
  Issuance of common stock to former employees for
    conversion of unpaid salary at $0.01 per share in May 2003                                   11,204
  Issuance of common stock for cash at $0.50 per
    share in June 2003, less issuance costs of $7,500                                           396,500
  Issuance of common stock for cash at $0.001 per
    share upon exercise of warrants in June 2003                                                    500
  Issuance of common stock upon conversion of
    notes payable at $0.50 per share in July 2003                                             1,613,833
  Issuance of common stock to noteholders
    at $0.001 - $0.50 per share in January - July 2003                                           28,273
  Issuance of common stock for services provided
    at $0.50 per share in July 2003                                                              20,000
  Issuance of common stock for cash at $1.00 per
    share in August  2003, less issuance costs of $5,500                                      1,689,500
  Issuance of common stock in connectrion with
    merger with Zowcom  at $0.01 in October 2003                                                      -
  Issuance of common stock for cash at $0.001 per
    share upon exercise of warrants inNovember 2003                                                   5
  Issuance of common stock upon conversion of
    notes payable at $2.00 per share in December 2003                                           505,918
  Issuance of common stock for cash at $2.00 per
    share in December 2003, less issuance costs of $299,109                                   1,873,391
  Fair value of common stock warrants issued to
    non-employees                                                                               394,322
  Stock based employee compensation                                                              84,688

  Net loss                                                                 (3,242,188)       (3,242,188)
                                                                --------  ------------  ----------------

Balances, December  31, 2003                                    $     -   $(4,751,272)  $     1,879,731
                                                                ========  ============  ================

                     The accompanying notes are an integral

                       part of these financial statements

                                               PROCERA NETWORKS, INC.
                                          (a development stage enterprise)

                                               STATEMENTS OF CASH FLOW


                                                                                                     Cumulative
                                                                              Period from           Period from
                                                                              May 1, 2002           May 1, 2002
                                                            Year Ended    (date of inception)   (date of inception)
                                                           December 31,         through               through
                                                               2003        December 31, 2002     December 31, 2003
                                                          --------------  --------------------  --------------------
Cash flows from operating activities:
  Net loss                                                $  (3,242,188)  $        (1,509,084)  $        (4,751,272)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Gain on disposal of property and equipment                          -               (11,796)              (11,796)
  Common stock issued for services rendered                      31,204                     -                31,204
  Accrued interest on convertible notes payable                 177,451                87,300               264,751
  Stock based compensation                                      479,010                     -               479,010
  Common stock issued in connection
    with convertible notes payable                               28,273                 1,004                29,277
  Depreciation                                                   21,241                 1,197                22,438
  Changes in assets and liabilities:
    Accounts receivable                                          23,289               (23,289)                    -
    Inventory                                                    33,392              (127,995)              (94,603)
    Prepaid expenses                                           (163,534)              (29,941)             (193,475)
    Accounts payable                                           (110,455)              142,059                31,604
    Accrued liabilities                                         (41,670)              385,935               344,265
                                                          --------------  --------------------  --------------------
            Net cash used in operating activities            (2,763,987)           (1,084,610)           (3,848,597)
                                                          --------------  --------------------  --------------------

Cash flows used in investing activities:
    Purchase of property and equipment                          (36,772)              (10,651)              (47,423)
    Proceeds from sale of property and equipment                      -                15,000                15,000
    Increase in restricted cash                                 (10,000)                    -               (10,000)
                                                          --------------  --------------------  --------------------
            Net cash used in investing activities               (46,772)                4,349               (42,423)
                                                          --------------  --------------------  --------------------

Cash flows providing by financing activities:
    Proceeds from issuance of common stock, net               3,963,646                 8,115             3,971,761
    Proceeds from convertible notes payable                     775,000             1,080,000             1,855,000
                                                          --------------  --------------------  --------------------
            Net cash provided by financing activities         4,738,646             1,088,115             5,826,761
                                                          --------------  --------------------  --------------------

Net increase in cash and cash equivalents                     1,927,887                 7,854             1,935,741

Cash and cash equivalents, beginning of period                    7,854                     -                     -
                                                          --------------  --------------------  --------------------

Cash and cash equivalents, end of period                  $   1,935,741   $             7,854   $         1,935,741
                                                          ==============  ====================  ====================

Supplemental cash flow information:
Cash paid for interest                                    $           -   $                 -   $                 -
Cash paid for income taxes                                $           -   $                 -   $                 -

Non cash investing and financing activities:
Property and equipment acquired with accrued liabilites   $           -   $            50,797   $            50,797
Issuance of common stock in exchange for convertible
notes payable and accrued interest                        $   2,119,751   $                 -   $         2,119,751
Issuance of common stock in connection with merger
with Zowcom, Inc.                                         $       1,610   $                 -   $             1,610
Issuance of common stock in connection with note payable  $      28,273   $             2,204   $            30,477
Issuance of common stock pursuant to common stock
subscription agreements                                   $      30,477   $                 -   $            30,477


                                       The accompanying notes are an integral
                                         part of these financial statements

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

1.   FORMATION AND BUSINESS OF THE COMPANY

     Procera Networks, Inc. ("Procera" or the "Company"), formerly Zowcom, Inc. ("Zowcom,") was incorporated in Nevada on July 11, 2001. On October 16, 2003, Procera Networks, Inc., a Delaware corporation ("PNI") merged into Zowcom, Inc. in a stock-for-stock transaction, as a result of a merger and plan of reorganization agreement (the "Merger") between Zowcom and PNI. Pursuant to the Merger, Zowcom assumed PNI's operations and business plan and changed its name to Procera Networks, Inc.

     Procera Networks, Inc. is a development stage high technology device company engaged in the development and marketing of wire-speed Layer 7 network solutions. The MLS Layer 7 application switch product family provides wire-speed switching, routing, content control, flow metering (bandwidth limiting), packet shaping (quality of service prioritization), surveillance (monitoring/archiving of emails, instant messaging) for secure delivery of information and applications across wireless and wireline networks. The Company is in the development stage, devoting substantially all of its efforts to product development, raising financing and recruiting personnel. The Company has funded its operations substantially from the proceeds from notes payable and issuance of common stock.

     In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through the foreseeable future. The Company will finance its operations primarily through its cash and cash equivalents, future financing and future revenues. However, there can be no assurance that such efforts will succeed or that sufficient funds will be available.

     FISCAL  YEAR

     The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the last Sunday of December and, as a result, an extra week is added every five or six years. Fiscal years 2003 and 2002 ended December 28, 2003 and December 29, 2002, respectively. For presentation purposes, the financial statements are shown as ending on December 31.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS  OF  PRESENTATION

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, at December 31, 2003, the Company has an accumulated deficit of $4,751,272 and has sustained an operating cash flow deficiency of $3,848,597 since inception. In addition, the Company had insufficient cash at December 31, 2003 to fund its operations for the next fiscal year. The Company's activities have been financed principally through borrowings and issuances of equity.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     BASIS  OF  PRESENTATION,  continued

     The Company will require additional financing to fund ongoing operations. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. There can be no assurance that any new debt or equity financing could be successfully consummated. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

     USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain report amounts and disclosures. Accordingly, actual results could differ from those estimates.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

     CONCENTRATION  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in one financial institution in the United States. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents.

     ADVERTISING  COSTS

     Advertising costs are expenses as incurred. Advertising expenses for the period ended December 31, 2003 and 2002 were not significant.


     CASH  AND  CASH  EQUIVALENTS  AND  RESTRICTED  CASH

     The Company considers all highly liquid investments to mature within three months or less to be cash equivalents. Restricted cash consists of certificates of deposit held with financial institutions as a security deposit.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     ACCOUNTS  RECEIVABLE

     Accounts receivable are stated at net realizable value. Customers are on cash on delivery until credit approval. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are posted as they are received.

     INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on the first-in, first-out ("FIFO") method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. All inventory on hand at December 31, 2003 were finished goods.

     PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is three years for computer, tooling, test and office equipment and two years for software. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

     STOCK  BASED  COMPENSATION

     The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair market recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  continued

     STOCK  BASED  COMPENSATION,  continued


                                                                      CUMULATIVE
                                               PERIOD FROM           PERIOD FROM
                                               MAY 1, 2002           MAY 1, 2002
                             YEAR ENDED    (DATE OF INCEPTION)   (DATE OF INCEPTION)
                            DECEMBER 31,     TO DECEMBER 31,              TO
                                2003               2002           DECEMBER 31, 2003
                           --------------  --------------------  --------------------

     Net loss as reported  $  (3,242,188)  $        (1,509,084)  $        (4,751,272)

     Add: Stock-based
     employee
     compensation
     expense included in
     reported net loss,           84,688                     -                84,688
     net of related tax
     effects
     Deduct: Total
     stock-based
     employee
     compensation
     expense determined
     under fair value
     based method for all        (84,688)                    -               (84,688)
                           --------------  --------------------  --------------------
     awards, net of
     related tax effects
     Pro forma net loss    $  (3,242,188)  $        (1,509,084)  $        (4,751,272)
                           ==============  ====================  ====================

     INCOME  TAXES

     Income taxes are recorded under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assts to the amount expected to be realized.

     REVENUE  RECOGNITION

     Revenue is recognized when a purchase order has been received, the product has been shipped, the sales price is fixed or determinable and collection of the resulting receivable is probable.

     RESEARCH  AND  DEVELOPMENT

     Research  and  development  costs  are  charged  to operations as incurred.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  continued

     SHIPPING  AND  HANDLING  COSTS

     The Company includes shipping and handling costs associated with inbound and outbound freight in costs of goods sold.

     PRODUCT  DEVELOPMENT  COSTS

     The Company's policy is to capitalize product development costs incurred after technological feasibility has been demonstrated, which is determined to be the time a working model has been completed. To date costs incurred subsequent to the establishment of technological feasibility have not been significant and all product development costs have been charged to "Engineering" in the statements of operations.

     COMPREHENSIVE  INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. To date, the Company's comprehensive income has equaled its net income.

     NET  LOSS  PER  SHARE

     Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive.

     The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive:


                                                                             PERIOD FROM MAY
                                                                            1, 2002 (DATE OF
                                                          YEAR ENDED          INCEPTION) TO
                                                       DECEMBER 31, 2003    DECEMBER 31, 2002
                                                      -------------------  -------------------
     Numerator - Basic and diluted                    $       (3,242,188)  $       (1,509,084)
                                                      ===================  ===================

     Denominator - basic and diluted
             Weighted average common shares
             outstanding                                      13,159,835            7,010,000
             Weighted average unvested common shares
             subject to repurchase                           (2,459,591)          (4,385,599)
                                                      -------------------  -------------------
     Total                                                    10,700,244            2,624,401
                                                      ===================  ===================
     Net loss per share - basic and diluted           $           ( 0.30)  $            (0.58)
                                                      ===================  ===================

     Antidilutive securities:
             Common stock subject to repurchase                        -            5,086,250
             Warrants                                          3,444,588              645,000

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. Mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the first fiscal period beginning after December 15, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on the financial position or results of operations of the Company.

3.   MERGER WITH ZOWCOM, INC.

     On October 16, 2003, Zowcom, Inc., a Nevada corporation and public shell ("Zowcom"), merged with Procera Networks, Inc. a Delaware corporation ("Procera") (the "Merger") pursuant to an Agreement and Plan of Merger between Zowcom and Procera (the "Agreement").

     In the Merger, Zowcom issued 19,617,947 shares of its restricted common stock and warrants to purchase 1,479,000 shares of its restricted common stock to the stockholders of Procera in exchange for 100% of Procera's issued and outstanding shares of common stock and warrants. In addition, Zowcom's management, which held 6,000,000 shares of Zowcom's restricted common stock, tendered all of their shares for redemption by Zowcom in exchange for $88,000.

     As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of Procera, the stockholders of Procera became stockholders of Zowcom and Zowcom changed its name to Procera Networks, Inc.

     For accounting purposes, the merger is considered a capital transaction rather than a business combination and a recapitalization of Procera since Zowcom has only a minor amount of net assets and no operations. The transaction was valued based on the value of Zowcom's net tangible assets, with no goodwill recognized. The net tangible asset value was zero as Procera did not receive any of the assets or assume any of the liabilities of Zowcom. The statement of stockholder's equity (deficit) reflects the issuance of 1,610,000 shares of common stock which represents the outstanding shares of Zowcom's common stock at the time of the merger. The historical financial statements prior to October 16, 2003 are those of Procera.

     The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Zowcom and Procera been a consolidated entity during the periods presented. The summary combines the results of operations as if the merger between Zowcom and Procera had taken place as of the beginning of the periods presented.

                                                           2003          2002
                                                       ------------  ------------

     Sales                                             $    32,085   $   177,413
     Net loss                                          $(3,284,163)  $(1,590,276)
     Net loss per share - basic and diluted            $     (0.27)  $     (0.38)

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

4.   BALANCE SHEET DETAILS

     Prepaid  expenses  consist  of  the  following  at  December  31,  2003:

     Prepaid insurance premiums                             $133,195
     Security deposit for human resources/payroll services    50,615
     Other                                                     9,665
                                                            --------
              Total                                         $193,475
                                                            ========



Property  and  equipment  consists  of  the  following  at  December  31,  2003:

     Tooling and test equipment      $ 21,447
     Office equipment                  36,997
     Computer equipment                36,572
                                     ---------
              Total                    95,016

     Less: accumulated depreciation   (22,438)
                                     ---------
                                     $ 72,578
                                     =========



Accrued  liabilities  consist  of  the  following  at  December  31,  2003:

     Payroll and related expenses                       $183,831
     Stock issuance costs related to private placement   119,975
     Professional fees                                    84,500
     Other                                                 6,756
                                                        --------
              Total                                     $395,062
                                                        ========


5.   CONVERTIBLE NOTES PAYABLE

     In May, June, July, September and November 2002, the Company issued $1,080,000 in convertible notes payable to certain investors. The principal amount of the convertible notes payable, together with interest at 0.5% per month is due and payable upon demand by the holders of the note on or after March 31, 2003. The outstanding principal and accrued interest of the notes are convertible, at the option of the holders, into Series B preferred stock at the purchase price paid for the Series B preferred stock at the first closing. The Company must also pay a monthly fee of 1.5% of the outstanding principal amount of the note. Additionally, the holders of the notes are entitled to 2% of the outstanding principal amount of each note per month in shares of the Company's common stock. For example, this provision provides for two shares of common stock to be earned for each $100 of principal outstanding each month. These notes are collateralized by a senior security interest in all of the assets of the Company, held pro rata with the other outstanding senior secured creditors and solely subordinate to senior bank financing or senior secured financing from a corporate strategic partner of the Company.

     In connection with the convertible notes payable issued in November 2002, the Company granted warrants to purchase common stock (Note 8).

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

5.   CONVERTIBLE  NOTES  PAYABLE,  continued

     In January 2003, the Company issued a convertible note payable in the amount of $25,000 to an investor. The principal amount of the convertible note payable, together with interest at 0.5% per month is due and payable upon demand by the holders of the note on or after March 31, 2003. The outstanding principal and accrued interest of the note is convertible, at the option of the holder, into Series B preferred stock at the purchase price paid for the Series B preferred stock at the first closing. The Company must also pay a monthly fee of 1.5% of the outstanding principal amount of the note. Additionally, the holder of the note is entitled to 2% of the outstanding principal amount of the note per month in shares of the Company's common stock.

     The note is collateralized by a senior security interest in all of the assets of the Company, held pro rata with the other outstanding senior secured creditors and solely subordinate to senior bank financing or senior secured financing from a corporate strategic partner of the Company.

     In April 2003, the Company issued a convertible note payable in the amount of $250,000 to an investor. The principal amount of the convertible note payable, together with interest at 0.5% per month is due and payable on or after March 31, 2004. The outstanding principal and accrued interest of the note is convertible, at the option of the holder, into Series B preferred stock at the purchase price paid for the Series B preferred stock at the first closing. The note is collateralized by a senior security interest in all of the assets of the Company, held pro rata with the other outstanding senior secured creditors and solely subordinate to senior bank financing or senior secured financing from a corporate strategic partner of the Company.

     In July 2003, the outstanding principal amount of the convertible notes payable of $1,355,000 and accrued interest and loan fees of $258,833 was converted into 3,227,666 shares of common stock using a conversion rate of $0.50 per share. Additionally, the Company issued 361,893 shares of common stock to the note holders in accordance with the agreements.

     In  October  2003,  the  Company issued an unsecured convertible promissory note in the amount of $500,000 to an investor. The principal amount of the convertible note payable, together with interest at 8% per annum, was originally due and payable on April 22, 2004. The outstanding principal and accrued interest of the note is convertible, at the option of the holder, into common stock at a conversion rate of $2.00 per share. In connection with the unsecured convertible promissory note, the Company granted warrants to purchase common stock (Note 8).

     In December 2003, the outstanding principal amount of the unsecured convertible note payable of $500,000 and accrued interest of $5,918 was converted into 252,959 shares of common stock at $2.00 per share.

6.   COMMITMENTS AND CONTINGENCIES

     In June 2003, the Company entered into a six month agreement for the sublease of 3,200 square feet of space for $1.00 per square foot plus $2,300 in monthly common area expenses and a one time deposit of $3,200. Upon expiration, the sublease will renew monthly, therefore there are no future minimum payments under this lease. Rent expense for the year ended December 31, 2003, the period from May 1, 2002 (date of inception) to
     December 31, 2002 and for the cumulative period from May 1, 2002 (date of inception) to December 31, 2003 was $83,476, $102,000 and $185,476,
     respectively.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

7.   GUARANTEES

     INDEMNIFICATION  AGREEMENTS

     The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

     The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms, which the Company currently has in place.

     PRODUCT  WARRANTY

     The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual during the year ended December 31, 2003:

          Warranty accrual, beginning of year       $  5,274
          Charged to cost of sales                   ( 1,553)
          Actual warranty expenditures                  (157)
          Warranty accrual, end of year                3,564
                                                    =========

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

8.   STOCKHOLDERS' EQUITY (DEFICIT)

     COMMON  STOCK

     During 2002, the Company issued 8,115,000 shares of its common stock to founders and certain employees for cash under stock purchase agreements, some of which contain repurchase provisions. During 2003, the Company issued 3,750,000 shares of its common stock to certain directors, consultants and employees under stock purchase agreements, some of which contain repurchase provisions. These shares are generally released from repurchase provisions ratably over three years.

     In connection with the termination and rehiring of employees all restricted shares were vested.

     In June 2003, the Company completed a private placement of 808,000 shares of the Company's common stock at $0.50 per share. The Company received net proceeds of $396,500 after deducting the offering expenses. In connection with the private placement, the Company granted warrants to purchase common stock (Note 7-Warrants).

     In July 2003, the Company issued 40,000 shares of common stock to a professional advisor for services rendered. The Company recorded a charge of $20,000 for the estimated fair value of the common stock on the date of issuance.

     In August 2003, the Company completed a private placement of 1,695,000 shares of the Company's common stock at $1.00 per share. The Company received net proceeds of $1,689,500 after deducting the offering expenses.

     In December 2003, the Company completed a brokered private placement of 1,086,250 shares of the Company's common stock at $2.00 per share. The Company received net proceeds of $1,873,391 after deducting the offering expenses. In connection with the private placement, the Company granted warrants and special warrants to purchase common stock (Note 7-Warrants and Special Warrants).

     COMMON  STOCK  SUBSCRIPTIONS

     In connection with the convertible notes payable (Note 5), the Company agreed to issue 190,360 shares of common stock in 2002 and 171,533 shares of common stock in 2003 to the holders of the notes. The Company has recorded the earned shares as a common stock subscription which resulted in a charge to interest expense of $1,004 in 2002 and $28,273 in 2003. In May 2002, the Company entered into an advisory agreement with a director and agreed to issue 1,200,000 shares of common stock at $0.001 per share.

     In  August  and  September  2003,  the  Company issued 1,200,000 shares and
     361,893 shares of common stock in satisfaction of the common stock subscriptions, respectively. At December 31, 2003, there were no common stock subscriptions outstanding.

     WARRANTS

     In November 2002, the Company issued warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $0.075 per share, respectively, in connection with the convertible notes payable (Note 5). The warrants are exercisable immediately and expire in November 2007. The fair value of warrants calculated using the Black-Scholes option pricing model was not considered material, and accordingly, no value was ascribed to them for financial reporting purposes.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

8.   STOCKHOLDERS' EQUITY (DEFICIT), continued

     WARRANTS,  continued

     In December 2002, the Company issued warrants to purchase 100,000 shares and 75,000 shares of common stock to two advisory board members with an exercise price of $0.075 per share. The vesting terms of the warrants are based on completion of service on the advisory board over a two year period, with the initial vesting occurring upon signing of the agreement. The warrants expire in December 2007. One of the agreements was signed in 2002 and the other in 2003. The fair value of the warrants will be calculated quarterly using the Black-Scholes option pricing model and the Company will record quarterly charges over the vesting period of the warrants. For the year ended December 31, 2003, the Company recorded charges of $135,975 and $104,340 relating to these warrants. The fair value of the warrants was not considered material in 2002, and accordingly, the Company did not record any charges relating to these warrants in 2002.

     In December 2002, the Company issued warrants to purchase 400,000 shares of common stock for advisory services with an exercise price of $0.01 per share. The vesting terms of the warrant are based on completion of advisory services and the attainment of certain milestones relating to OEM customers. The warrants expire in June 2004 unless the advisor has not exercised his vested warrant then the advisor shall have an additional three years to exercise the vested warrants. At December 31, 2003, 200,000 of the warrants have vested in connection with advisory services. The Company calculated the fair value of the vested warrants using the Black-Scholes option pricing model and recorded a charge of $1,075 relating to this warrant. The warrant will be revalued as it vests and future charges will be recorded based on the amount of the warrant that vests.

     In June and July 2003, the Company issued warrants to purchase 770,000 shares and 6,000 shares of common stock with exercise prices between $0.001 and $0.075 per share to placement agents in connection with the private placement of common stock in June 2003. The warrants are exercisable immediately and expire in June and July 2008. The fair value of warrants calculated using the Black-Scholes option pricing model was $319,083 and has been recorded as additional issuance costs of the transaction. In June 2003, warrants to purchase 500,000 shares of common stock were exercised for $500. In December 2003, warrants to purchase 250,000 shares of common stock were cancelled.

     In June 2003, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $0.50 per share to a legal firm in connection with their engagement to provide legal services to the Company. The warrants are exercisable immediately and expire in June 2008. The fair value of the warrants calculated using the Black-Scholes option pricing model was $13,992 and was recognized as legal fees in the year ended December 31, 2003.

     In June 2003, the Company issued warrants to purchase 404,000 shares of common stock with an exercise price of $0.75 per share to certain investors in connection with the private placement in June 2003. The warrants are exercisable immediately and expire in June 2008. The fair value of the warrants calculated using the Black-Scholes option pricing model was $93,663. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

8.   STOCKHOLDERS' EQUITY (DEFICIT), continued

     WARRANTS,  continued

     In October 2003, the Company issued warrants to purchase 6,125 shares of common stock for advisory services with an exercise price of $2.00 per share. The warrants are exercisable immediately and expire in October 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $27,232 and has been recorded as additional issuance costs of the transaction.

     In October 2003, the Company issued warrants to purchase 31,250 shares of common stock with an exercise price of $2.00 per share in connection with the unsecured convertible notes payable (Note5). The warrants are exercisable immediately and expire in June 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $138,940 and was recorded as a discount on the debt and amortized to interest expense over the life of the debt. During the year ended December 31, 2003, $138,940 was charged to interest expense.

     In December 2003, the Company issued warrants to purchase 109,713 shares of common stock with an exercise price of $2.00 per share to the placement agents in connection with the private placement in December 2003. The warrants are exercisable immediately and expire one year following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $207,553 and has been recorded as additional issuance costs of the transaction.

     In December 2003, the Company issued warrants to purchase 2,172,500 shares of common stock with an exercise price of $2.00 per share to certain investors in connection with the private placement in December 2003. The warrants are exercisable immediately and expire one year following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $4,109,900. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants.

     At December 31, 2003, warrants to purchase 3,444,588 shares of common stock are outstanding.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

8.   STOCKHOLDERS' EQUITY (DEFICIT), continued

     WARRANTS,  continued

     The  following  table  sets  forth  the  key  terms  of  these  warrants:

                                                                       WEIGHTED
                                                                        AVERAGE     REASONS FOR
     DATE OF  UNDERLYING     SHARES      VESTING OF      EXPIRATION    EXERCISE      GRANT OF
      GRANT   SECURITY       GRANTED       GRANT            DATE         PRICE       WARRANTS
     -------  ------------  ---------  --------------  --------------  ---------  ---------------

     11/2002  Common stock     70,000  Immediate              11/2007  $   0.075  Raising capital
     12/2002  Common stock    175,000  Over 2 year            12/2007      0.075  Board
                                       service period                             services
     12/2002  Common stock    400,000  Milestones              6/2004       0.01  Customer
                                                                                  base
      6/2003  Common stock    424,000  Immediate               6/2008       0.72  Raising capital
      6/2003  Common stock     50,000  Immediate               6/2008       0.50  Legal services
      7/2003  Common stock      6,000  Immediate               7/2008      0.075  Raising capital
     10/2003  Common stock      6,125  Immediate              10/2006       2.00  Raising capital
     10/2003  Common stock     31,250  Immediate               6/2006       2.00  Raising capital
     12/2003  Common stock  2,282,213  Immediate         1 year after       2.00  Raising capital
                            ---------                    effective date
                                                         of SB-2
                            3,444,588                                  $    1.45
                            =========

     SPECIAL  WARRANTS

     In December 2003, the Company issued special warrants to purchase 1,086,250 shares of common stock with an exercise price of $2.00 per share to certain investors in connection with the private placement of common stock in December 2003. The special warrants will be automatically exercised immediately upon the declaration of the effectiveness of the Company's registration statement filed with the Securities and Exchange Commission covering the shares issued in the December 2003 private placement. The special warrants shall terminate if the effective date for the registration statement occurs after June 6, 2004. At December 31, 2003, none of these warrants were vested, thus the warrants were not valued.

     At  December  31,  2003,  all  of  the  special  warrants  are outstanding.

     RIGHT  TO  PURCHASE  COMMON  STOCK

     In July, August and September 2003, the Company granted the right to purchase 250,000 shares, 175,000 shares and 150,000 shares with exercise prices of $0.075, $0.10 and $0.25 per share, respectively, to employees in connection with employment agreements. The rights vest over a three year period and expire in July, August and September 2006. The Company will record stock compensation expense for the excess of the deemed fair market value over the exercise price at the date of issuance. The compensation expense is being recognized over the vesting period of three years using the straight line method. For the year ended December 31, 2003, the Company recorded stock compensation expense of $84,688.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

8.   STOCKHOLDERS' EQUITY (DEFICIT), continued

     RIGHT  TO  PURCHASE  COMMON  STOCK,  continued

     Stock compensation to be recorded in future periods will be $140,268 in 2004, $94,062 in 2005 and $57,214 in 2006. The amount of stock compensation expense to be recorded in future periods could decrease if the stock purchase rights do not fully vest.

     At December 31, 2003, all of the above rights to purchase common stock are outstanding.

     TRANSACTIONS  WITH  EMPLOYEES

     Due to the Company's cash position and lack of ability to obtain additional financing, the Company was forced to terminate all of its employees on March 31, 2003. In April 2003, the Company rehired its chief executive officer and its chief financial officer to restart its operations and to continue to search for financing or a possible merger transaction.

     In April 2003, the Company reached agreement with its former employees and executed Settlement and Release Agreements whereby the former employees gave up their right to their accrued unpaid salary in exchange for common stock of the Company equal to two times their accrued salary with a fair value of $0.01 per share. For example, for each dollar of accrued salary the employee earned, they received 2 shares of common stock with a fair value of $0.01 per share. In July 2003, the Company issued 1,120,388 shares of its common stock to former employees for their unpaid accrued salary through March 2003. The value of the common stock issued was $11,204. In addition, all shares of restricted common stock were vested upon rehire.

     2003  STOCK  OPTION  PLAN

     In August 2003, the board of directors adopted the 2003 Stock Option Plan (the "Plan"). The Plan provides for the issuance of both incentive stock options and nonqualified stock options.

     Nonqualified and incentive stock options may be granted to employees, consultants, and directors of the Company. The Plan provides for the grant of incentive and nonqualified stock options to purchase up to 2,500,000 shares of common stock. During the year ended December 31, 2003, the Company did not grant any stock options under the Plan.

9.   INCOME TAXES

     There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

9.   INCOME TAXES, continued

          Net operating loss carryforwards    $ 1,678,595
          Research credits                        145,315
          Non-deductible accrued expenses         247,797
                                              ------------
                   Total deferred tax assets    2,071,707

          Valuation allowance                  (2,071,707)
                                              ------------
               Net deferred tax assets        $         -
                                              ============


     As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $4,214,399. The net operating loss will expire at various dates beginning in 2013 through 2022, if not utilized. The Company also has federal and California research and development tax credits of $70,962 and $74,353 respectively. The federal research credits will begin to expire in the year 2022 and the California research credits have no expiration date.

     The change in the valuation allowance was a net increase of $1,549,000 and $522,700 for year and period ended December 31, 2003 and 2002, respectively.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

10.  RELATED PARTY TRANSACTIONS

     In 2002, the Company entered into an advisory agreement with a director of the Company whereby the individual will provide advisory services to the Company. The individual received a common stock subscription to purchase 1,200,000 shares of common stock at $0.001 per share. In August 2003, the individual exercised the common stock subscription to purchase 1,200,000 shares of common stock at $0.001 per share. Additionally, the individual held a convertible note payable in the amount of $150,000, which is included in the convertible notes payable amount of $1,355,000 that was converted into the Company's common stock in July 2003.

     In May 2003, the Company entered into an advisory agreement with Cagan McAfee Capital Partners, LLC ("CMCP") to assist in a $5,000,000 financing. One of the owners of CMCP is a director of the Company. In connection with the advisory agreement, the Company agreed to sell CMCP 2,000,000 shares of its common stock at $0.001 per share, which was purchased in August 2003 by CMCP.

     In August 2003, the Company entered into an Assignment and Assumption Agreement with Douglas J. Glader, the Company's president and chief executive officer, whereby Douglas J. Glader assigned his option to purchase certain tangible property, finished goods inventory, furniture, capital equipment and intellectual property rights from Digi International, Inc. ("Digi") to the Company with the consent of Digi (Note 11).

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

11.  TRANSACTIONS WITH DIGI INTERNATIONAL, INC.

     In May 2002, the Company entered into a Purchase and License Agreement with Digi whereby the Company desired to acquire or license all of Digi's tangible and intangible assets, intellectual property and personal property related to the business of layer 2 through layer 7 switches in exchange for issuing shares of the Company's stock, representing 19.9% of the fully diluted capitalization of the Company, to Digi. The Agreement was set to close on July 31, 2002 but was amended to close on March 31, 2003. As the Company did not have an equity financing, no shares were issued to Digi. However, the Company did have full use of the related assets and intellectual property.

     In May 2002, the Company entered into a Distribution Agreement with Digi whereby the Company became the exclusive, worldwide distributor of Digi's product, as defined.

     In March 2003, Digi and Douglas J. Glader entered into an Option and License Agreement whereby Digi terminated its Purchase and License Agreement with the Company and granted Douglas J. Glader the right to purchase the right, title and interest in the tangible and intangible assets, intellectual property and personal property related to the business which was previously covered by the Purchase Agreement between the Company and Digi for $300,000.

     In August 2003, the Company entered into an Assignment and Assumption Agreement with Douglas J. Glader whereby Douglas J. Glader assigned his option to purchase certain tangible property, finished goods inventory, furniture, capital equipment and intellectual property rights from Digi to the Company with the consent of Digi.

     In September 2003, the Company exercised the option and paid Digi $300,000 for the rights, title and interest in the assets described in the Assignment and Assumption Agreement. The $300,000 purchase price included $267,960 of inventory and $32,040 of fixed assets.

12.  SEGMENT INFORMATION

     The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

                                        Period from May 1,      Cumulative Period
                                           2002 (date of     from May 1, 2002 (date
                        Year Ended         Inception) to        of inception) to
                    December 31, 2003    December 31, 2002      December 31,2003
                    ------------------  -------------------  -----------------------

     United States  $           14,494  $           150,475  $               164,969
     Australia                       -               15,900                   15,900
     Asia                        4,446                8,993                   13,439
     Europe                      7,200                    -                    7,200
     Middle East                 5,945                    -                    5,945
                    ------------------  -------------------  -----------------------
                    $           32,085  $           175,368  $               207,453
                    ==================  ===================  =======================

     All  of  the  Company's long-lived assets are located in the United States.

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)

                    Notes to Financial Statements, continued
                               ___________________

12.  SEGMENT INFORMATION, continued

     The Company's accounts receivable are derived from revenue earned from customers located in the United States, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the year ended December 31, 2003, five customers accounted for 22%, 19%, 17%, 14% and 13% of revenues, respectively. For the period from May 1, 2002 (date of inception) to December 31, 2002 two customers accounted for 51% and 13% of revenues, respectively.

13.  SUBSEQUENT EVENTS

     On December 30, 2003, the Company signed a Distributor Agreement with DC7, Inc. ("DC7"), a developer, integrator and distributor of networking, storage and security products focused on the enterprise, government, and mid-range markets. DC7 will act as a non-exclusive distributor of the Company's MLS Application Switches.

     On January 5, 2004, the Company reached an agreement with the sub-landlord to lease an additional 1,132 square feet of office space at $1.00 per square feet per month. The Company occupies a total of 4,332 square feet of office space after the addition. The Company will pay $6,832 monthly for rent and common area expenses.

     On January 8, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form SB-2 with the Securities and Exchange Commission to register 10,222,928 shares of common stock in connection with the private placement of common stock in December 2003.

     On January 9, 2004, the Company signed a term sheet for a potential licensing and business arrangement with Ezyte, Inc., to develop an open switching platform EZ-2-XML which integrates XML and web services based switching capabilities with the wire-speed Layer 7 switching technology of the Company. The Company and Ezyte anticipate execution of a definitive agreement during the first quarter of 2004.

     On February 2, 2004, the Company signed an agreement with Instream Partners to settle the total compensation due to Instream Partners as a result of the financing relationship that was entered into between the parties on July 7, 2003. The Company will pay Instream Partners a total of $115,000 in cash with 50% payable upon signing this agreement and the remaining 50% payable when the special warrants are exercised. The Company will issue 20,000 shares of unregistered common stock to Instream Partners with the intent of registering these shares with the next registration statement.

     On February 17, 2004, the Company signed an Authorized Distributor Agreement with ServGate Technologies, Inc., a developer and manufacturer of network security products. The Company will act as a non-exclusive, independent, distributor of ServGate's network security products.

     On March 12, 2004, the Company hired a new Executive Vice-President and Chief Technical Officer and agreed to issue him options to purchase 1,200,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the day the options are approved by the Company's board of directors. In addition, the Company entered into a letter of understanding to acquire two businesses owned by the new employee. The Company will issue a total of 900,000 unregistered shares of common stock in exchange for the assets and intellectual property of these businesses. The expected completion date of these transactions is March 24, 2004.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL  DISCLOSURE

     Effective on October 24, 2003, as a result of the Merger between Zowcom, Inc. and Procera Networks, Inc., Lesley, Thomas, Schwarz & Postma, Inc. was
dismissed  as  the  principal  accountant  engaged  to  audit Zowcom's financial statements. Lesley, Thomas, Schwarz & Postma, Inc. performed the audit of Zowcom's financial statements for the fiscal years ended December 31, 2001 and 2002. During this period and the subsequent interim period prior to their dismissal, there were no disagreements with Lesley, Thomas, Schwarz & Postma, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Lesley, Thomas, Schwarz & Postma, Inc. would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended
("Regulation  S-B").

     The audit reports of Lesley, Thomas, Schwarz & Postma, Inc. for Zowcom's fiscal years ended December 31, 2001 and 2002 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

     Zowcom requested Lesley, Thomas, Schwarz & Postma, Inc. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made above by us. A copy of such letter, dated October 24, 2003, has been filed with the SEC.

     Effective October 24, 2003, we engaged Burr, Pilger & Mayer LLP, whose address is Two Palo Alto Square, Suite 250, 3000 El Camino Real, Palo Alto, CA 94306 to audit our financial statements. During our most recent fiscal year and the subsequent period prior to such appointment, we have not consulted the newly engaged accountant regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

     Our Board of Directors approved the change in accountants described herein.

ITEM  8A.     CONTROLS  AND  PROCEDURES

     On December 31, 2003, our management concluded its evaluation of the effectiveness of the Company's disclosure controls and procedures. As of that date, our Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding our directors, executive officers and certain key employees as of December 31, 2003:

NAME               AGE                      POSITION
-------------------------------------------------------------------------
Douglas J. Glader   60  President, Chief Executive Officer and a Director
Jay Zerfoss         69  Chief Financial Officer and Secretary
Greg Dewing         48  Vice President of Sales
Magnus Hansen       58  Vice President of Engineering
John McQuade        57  Director of Operations and Support
Patrick Wong        41  Director of Product Management and Marketing
Eric McAfee         41  Director
Tom Williams        65  Director


     DOUGLAS J. GLADER has served as our President and Chief Executive Officer and as a member of our Board of Directors since the October 2003 merger. He served as President and Chief Executive Officer of PNI since founding PNI in May 2002. Prior to founding PNI, Mr. Glader served from 1996 to 2002 in key senior executive positions at Digi International, Inc., including Executive Vice President, Chief Operating Officer, Senior Vice President of Worldwide Manufacturing and Operations, and General Manager of Milan Technology, Digi's LAN products division. Mr. Glader has more than 27 years of experience in general management with firms such as Memorex, Measurex Corporation, Altus Corporation and Direct Incorporated, all located in the San Francisco Bay Area. In addition to co-founding Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software, Mr. Glader has managed manufacturing operations in Belgium, Ireland, Mexico and the Pacific Rim. Mr. Glader serves on the board of directors of Uromedica, a privately held company in Plymouth, Minnesota.

     JAY ZERFOSS has served as our Chief Financial Officer and Secretary since the October 2003 merger. He served as the Chief Financial Officer and Secretary of PNI from May 2002 to October 2003. Mr. Zerfoss is an accomplished CPA with extensive experience as a Controller, Treasurer, Director of Finance, Vice President of Finance and Administration, and CFO for a variety of organizations. His areas of expertise include start-up high technology manufacturing companies with national and global concerns, rendering board of directors reporting, financial statement preparation, cash management reporting, planning and budgeting, policies and internal controls, attorney, auditor, and banking relationships. Prior to joining PNI, Mr. Zerfoss was Director of Finance at InnoWave Broadband Inc. From January 1998 until November 2001. From November 2001 until May 2002, Mr. Zerfoss was an independent financial consultant.

     GREG DEWING has served as our Vice President of Sales since the October 2003 merger. He served as Vice President of Sales of PNI from November 2002 to October 2003. Mr. Dewing is a senior sales executive with more than 19 years of experience in OEM, end user and VAR partnerships. Prior to joining PNI, Mr. Dewing was with Network Peripherals Inc. from December 1998 until July 2002, where he led the OEM sales efforts for North America, Europe and Asia Pacific. Mr. Dewing took a sabbatical prior to joining PNI.

     MAGNUS HANSEN has served as our Vice President of Engineering since the October 2003 merger. He served as Vice President of Engineering of PNI from May 2002 to October 2003. Mr. Hansen is a senior executive with extensive experience in software, optical, electrical, and mechanical engineering. His management experience includes more than 27 years leading development and design teams at a variety of organizations in the Silicon Valley area. Prior to joining PNI, Mr. Hansen was Director of Technology at Milan Technology from June 1996 until May 2002.

     JOHN A. MCQUADE has served as our Director of Operations and Support since the October 2003 merger. He served as Director of Operations and Support for PNI from May 2002 to October 2003. Mr. McQuade is a senior executive with 25 years of high-tech operations, quality and technical support experience, including expatriate positions in Asia and Europe. He worked with Digi from November 1992 to May 2002 as the Director of Customer Service and Technical Support in Sunnyvale on the General Manager's staff.

     PATRICK WONG has served as our Director of Product Management and Marketing since the October 2003 merger. He served as Director of Product Management and Marketing of PNI from July 2003 to October 2003. Mr. Wong has over 18 years experience in marketing, business development, IT, engineering and management. His industry experience spans networking, software development, security and optical networking. He worked as the Sales and Marketing Manager at Finisar Corp. From April 1998 until August 2000. From August 2000 until March 2002 he was the Director of Product Marketing at Nexgi Systems Corp.

     ERIC A. MCAFEE has served as a member of our Board of Directors since the October 2003 merger. He served as a Director of PNI from May 2002 to October 2003. Mr. McAfee is a principal at Berg McAfee Companies and Cagan McAfee Capital Partners, two financial advisory firms that assist small companies with finding funding sources. Mr. McAfee is a Silicon Valley venture capitalist with investments in more than 25 Internet, software and telecommunications companies. Mr. McAfee has co-founded five technology companies, including: NetStream; MindArrow; Global Digital, an Internet software company with 210 newspaper customers; NewMedia; and the predecessor to IQ Biometrix, a provider of security software for 5,000 police departments. Mr. McAfee was selected to serve on the George W. Bush Information Technology National Advisory Board, and is a graduate of the Stanford Graduate School of Business Executive Program.

     TOM WILLIAMS has served as a member of our Board of Directors since the October 2003 merger. He served as a Director of PNI from May 2002 to October 2003. Mr. Williams has 20 years' experience as CFO and General Counsel in start-up and medium-sized venture capital-backed technology companies. Mr. Williams' early years were spent with IBM and Shell Oil Company in engineering and legal positions. In 1971, Mr. Williams joined the management team of Measurex Corp., a process control start-up, responsible for engineering project budgeting and patent matters as the company grew from $4 million to $50 million in revenues. In 1976, Mr. Williams and two partners took over management of Altus Corporation, guided the company through bankruptcy and raised venture capital. From 1984 though 1993, Mr. Williams was CFO and General Counsel for Greyhawk Systems, an innovator in high-resolution electronic imaging, which was sold in 1993. From 1993 to 1997, Mr. Williams was in the private practice of law. In 1997 he was appointed as CFO of IC WORKS, Inc., a venture capital-backed semiconductor company, on an interim basis to guide a financial turnaround. Within six months, the company was brought from near bankruptcy to a cash positive position, which allowed the company to be sold in 1998 for more than $100 million. Since 1999, Mr. Williams has been CFO at Bandwidth9, a company developing tunable lasers for the fiber optics industry. Mr. Williams holds a B.S. Degree in electrical engineering, and a law degree from the University of Minnesota and a M.B.A. from the University of California at Berkeley. He is a member of the California, New York (inactive), Federal and Patent bars.

     Our executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors, subject to the terms of any employment agreements with us, until their successors have been duly elected and qualified or until their earlier resignation or removal. There are no family relationships between any directors and executive officers.

BOARD  COMMITTEES

     We currently have two committees of our Board of Directors: the Audit Committee and the Compensation Committee.

     The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock option plan. There are currently two members of the Compensation Committee, Messrs. McAfee and Williams. Mr. Glader, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

     The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. There are currently two members of the Audit Committee, Messrs. Glader and Williams.

Audit  Committee  Financial  Expert

     Our Board of Directors has determined that we do not have at least one audit committee financial expert serving on our audit committee. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

- An understanding of generally accepted accounting principles and financial statements;
- The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
- Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

- An understanding of internal controls and procedures for financial reporting; and
-    An  understanding  of  audit  committee  functions.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934.

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of the our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. Based on a review of the our records, management believes that all filing requirements applicable to the our officers, directors and holders of more than 10% of our common stock were complied with during the 2003 fiscal year, except that: with respect to Mr. McAfee, a Form 3 was filed late.

Code  of  Ethics.

     We do not have a code of ethics. The Board of Directors intends to discuss the preparation and adoption of a Code of Ethics at its next meeting. Due to the recent completion of the merger between PNI and Zowcom, the Board of Directors had decided to postpone the adoption of a code of ethics until the Company was able to focus its business plan and develop a greater infrastructure. Once we have adopted a code of ethics a copy may be obtained by sending a written request to the Company.

DIRECTORS'  COMPENSATION

     Directors who are also our employees receive no additional compensation for serving on the Board. We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors. Our Directors who are also employees may participate in other incentive plans described under "Item 10. Executive Compensation."

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth all compensation paid in respect of the individuals who served, during the year ended December 31, 2003, as our Chief Executive Officer and the next five mostly highly compensated executive officers of the (collectively the "NAMED EXECUTIVE OFFICERS") whose total salary and bonus was in excess of $100,000 per annum. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARS or any other compensation paid to executive officers.

                                            ANNUAL COMPENSATION
                                  -----------------------------------------
NAME AND PRINCIPAL                                          OTHER ANNUAL
POSITION                  YEAR    SALARY ($)   BONUS ($)  COMPENSATION ($)
         (a)              (b)         (c)         (d)            (e)
---------------------------------------------------------------------------
Douglas J. Glader,      2003 (1)  $   222,203          0                 0
CEO                        2002   $    63,928          0                 0

Jay Zerfoss,               2003   $    94,746          0                 0
CFO                        2002   $    50,329          0                 0

Magnus Hansen,             2003   $    58,157          0                 0


V.P., Engineering          2002   $    29,416          0                 0

Patrick Wong,              2003   $    51,154          0                 0
Director,  Marketing       2002   $         0          0                 0

John McQuade,              2003   $    63,735          0                 0
Director,  Operations      2002   $    25,860          0                 0

Gregory Dewing,            2003   $    53,217          0                 0
V.P., Sales                2002   $     2,340          0                 0

Dan Spaulding,          2003 (2)  $         0          0                 0
CEO                        2002   $         0          0  $         200 (3)


(1) Mr. Glader's employment letter provides that he receive his then current base salary for an additional 18 months in the event that he is terminated without cause. There are no other severance provisions.
(2) Mr. Spaulding resigned from all positions that he held with Zowcom, effective October 17, 2003 pursuant to the merger with PNI.
(3) Mr. Spaulding was issued 200,000 shares of the Company's common stock with a fair market value of $200 for services rendered as a promoter in 2002.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED  STOCKHOLDER  MATTERS

     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2003 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares, (ii) each of our Directors, (iii) the Named Executive Officers named in the Executive Compensation section of this annual report and (iv) all current Directors and executive officers as a group.

                                                         PERCENT OF CLASS
NAME AND ADDRESS OF                 SHARES BENEFICIALLY    BENEFICIALLY
BENEFICIAL OWNER                           OWNED               OWNED
--------------------------------------------------------------------------
Douglas Glader (1)                            4,271,754              18.9%

Gregory Dewing                                  450,510                 2%

Magnus Hansen                                   675,232                 3%

Jay Zerfoss                                     680,318                 3%

John A. McQuade                                 656,086               2.9%

Thomas Williams                                 100,000               0.4%
46410 Fremont Blvd.
Fremont, CA 94538

Eric McAfee (2) (4)                           1,292,940               5.7%


10600 N. De Anza Blvd., Suite 250
Cupertino, CA  95014

Patrick Wong (3)                                250,000               1.1%

John Minnis Trust                             1,232,959               5.5%
1781 Pinehurst Court
Milpitas, CA  95035

Clyde Berg (4) (5)                            1,292,940               5.7%
10600 N. De Anza Blvd., Suite 250
Cupertino, CA 95014

All officers and directors                    8,376,840                37%
as a group (eight persons)

(1) Douglas Glader, who owns 4,148,970 shares of Procera's common stock, is the father of Eric Glader, who owns 122,784 shares of Procera's common stock.
(2) Eric McAfee owns 832,500 shares of Procera's common stock as an individual. Mr. McAfee's children also own 100,00 shares of Procera's common stock.
(3) Patrick Wong has a warrant to purchase 250,000 shares of Procera's common Stock at $.075 per share.
(4) Berg McAfee Companies owns 720,880 shares of Procera's common stock and is owned in equal shares by Eric McAfee and Clyde Berg. Therefore, Eric McAfee is the beneficial owner of 50%, or 360,440 of those shares, and Clyde Berg is the beneficial owner of 50%, or 360,440 of those shares.
(5) Clyde Berg is the owner of 932,500 shares of Procera's common stock as an individual.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Procera Networks, Inc., 3175 South Winchester Boulevard, Campbell, California 95008. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 22,622,156 shares of our common stock outstanding as of March 15, 2004.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Frank Drechsler was issued 5,000,000 shares of our common stock in July 2002 in exchange for his services as our promoter. The value of the services performed by Mr. Drechsler was approximately $5,000. Marc Seely was issued 800,000 shares of our common stock in July 2002 in exchange for his services as our promoter. The value of the services performed by Mr. Seely was approximately $800. Dan Spaulding was issued 200,000 shares of our common stock in July 2002 in exchange for his services as our promoter. The value of the services performed by Mr. Spaulding was approximately $200.

     Eric McAfee received rights to purchase 1,200,000 shares of common stock for his services as a financial advisor to the Company from May 1, 2002 through October 31, 2002. Eric McAfee then assigned the rights to Berg McAfee Companies, which is owned in equal parts by Eric McAfee and Clyde Berg. Eric McAfee purchased 600,000 shares of common stock at $0.001 per share in August 2003.

     Cagan McAfee Capital Partners ("CMCP") received rights to purchase 2,000,000 shares of common stock for its services as a finder in our December 2003 private placement. Eric McAfee, as an owner of CMCP purchased 665,000 shares at $0.001 per share in August 2003.

     Douglas J. Glader and Gregory Dewing have employment letters with the Company discussed elsewhere in this annual report and included as exhibits hereto.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions with affiliated persons be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

DESCRIPTION  OF  SECURITIES

     The descriptions in this section and in other sections of this annual report of our securities and various provisions of our articles of incorporation and our bylaws are limited solely to descriptions of the material terms of our securities, articles of incorporation and bylaws. Our articles of incorporation and bylaws have been filed with the SEC as exhibits to this annual report

     Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2003, 22,622,156 shares of our common stock and no shares of our preferred stock were issued and outstanding. This excludes an aggregate of 4,019,588 shares of common stock reserved for issuance upon exercise of stock purchase rights and warrants.

COMMON  STOCK

     The holders of our common stock are entitled to equal dividends and distributions per share with respect to the common stock when, and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of our common stock has a pre-emptive right to subscribe for any of our securities, nor are any common stock subject to redemption or convertible into other of our securities. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable.

     Each share of common stock is entitled to one vote with respect to the election of any Director or any other matter upon which stockholders are required or permitted to vote. Holders of the common stock do not have cumulative voting rights, so the holders of more than 50% of the combined shares voting for the election of Directors may elect all of the Directors if they choose to do so, and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

PREFERRED  STOCK

     We may issue shares of preferred stock in one or more classes or series within a class as may be determined by our Board of Directors, who may establish, from time to time, the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof, and may increase or decrease the number of shares of any such class or series without any further vote or action by the stockholders. Any preferred stock so issued by the Board of Directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of Procera, or both. In addition, any such shares of preferred stock may have class or series voting rights. Moreover, under certain circumstances, the issuance of preferred stock or the existence of the unissued preferred stock might tend to discourage or render more difficult a merger or other change in control of Procera.

     No shares of preferred stock are currently outstanding. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     From January 1, 2003 to the date of this annual report, we have sold the following unregistered securities.

     In January 2003, certain advisors and directors purchased 150,000 shares of our common stock for $0.001 per share.

     In May 2003, the outstanding amount of unpaid salaries of $560,194 owed to former employees was converted into 1,120,388 shares of our common stock using a conversion rate of $0.50 per share.

     In June 2003, we completed a private placement of 808,000 shares of our common stock at $0.50 per share and issued warrants to purchase 404,000 shares of common stock at a purchase price of $0.75 per share. The warrants are exercisable immediately and expire in June 2008. We raised an aggregate of $404,000 in gross proceeds.

     In June 2003, a warrant holder exercised warrants to purchase 500,000 shares of our common stock at $0.001 per share.

     In June 2003, an employee purchased 400,000 shares of our common stock for $0.001 per share.

     In July 2003, the outstanding principal amount of the convertible notes payable of $1,355,000 and accrued interest and loan fees of $258,833 was converted into 3,227,666 shares of common stock using a conversion rate of $0.50 per share. Additionally, we issued 361,893 shares of common stock to the note holders in accordance with the agreements.

     In August 2003, certain advisors and directors purchased 3,200,000 shares of our common stock at $0.001 per share.

     In August 2003, we completed a private placement of 1,695,000 shares of our common stock at $1.00 per share. We raised an aggregate of $1,695,000 in gross proceeds.

     In October 2003, we issued an unsecured convertible promissory note in the amount of $500,000 to an investor. The principal amount of the convertible note payable, together with interest at 8% per annum was due and payable on April 22, 2004. The outstanding principal and accrued interest of the note is convertible, at the option of the holder, into common stock at a conversion rate of $2.00 per share. Additionally, we issued warrants to purchase 31,250 shares of common stock with an exercise price of $2.00 per share. The warrant is exercisable immediately and expires in October 2006. In December 2003, the outstanding principal amount of the convertible note payable of $500,000 and accrued interest of $5,918 was converted into 252,959 shares of restricted common stock.

     In December 2003, a warrant holder exercised a warrant to purchase 5,000 shares of our common stock at $0.001 per share.

     In December 2003, we completed a brokered private placement of 2,172,500 shares of common stock as described elsewhere in this annual report. We raised a total of $4,345,000 in the placement, but have only received $2,172,500 as of December 31, 2003 from the sale of 1,086,250 shares of common stock at $2.00 per share. An additional $2,172,500 will be received from the sale of 1,086,250 shares of common stock to certain existing stockholders pursuant to special warrants, provided that our registration statement filed with the SEC on January 8, 2004 is declared effective by the SEC on or before June 6, 2004. Each investor in the Placement completed a subscription agreement, a special warrant agreement and a warrant agreement, forms of which are filed as exhibits to the registration statement, and represented to us that they were accredited investors purchasing the shares for their own account. Investors participating in the Placement received registration rights with respect to the shares issued, and the registration statement filed on January 8, 2004 satisfied our obligations.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits


----------------------------------------------------------------------------------------------------
 2.1*  Agreement and Plan of Merger included in our Preliminary Proxy Statement on Schedule
       14A filed on August 25, 2003 and incorporated herein by reference.
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 3.1*  Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 3.2*  Bylaws included as Exhibit 3.2 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.1*  2003 Stock Option Plan
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.2*  Sublease Agreement
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.3*  Employee Offer Letter for Douglas J. Glader
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.4*  Employee Offer Letter for Gregory Dewing
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 31.1  Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 31.2  Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 32.1  Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 32.2  Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

*     Previously  filed.

(b)  Reports  on  Form  8-K

     (1) On October 24, 2003, we furnished a report on Form 8-K under Item 1 reporting that we changed our name to Procera Networks, Inc. pursuant to the Agreement and Plan of Merger between Zowcom and Procera, and under Item 2 reporting that we assumed Procera's business operations, and under Item 4 reporting that we engaged Burr, Pilger & Mayer LLP as our principal accountant to audit our financial statements.

     (2) On November 20, 2003, we furnished a report on Form 8-K/A to amend and supplement report on Form 8-K filed on October 24, 2003. The report on Form 8-K/A is being amended and supplemented to include the effective date of changing our principal accountant from Lesley, Thomas, Schwarz & Postma, Inc. to Burr, Pilger & Mayer LLP required by Item 4.
     (3) On December 10, 2003, we furnished a report on Form 8-K under Item 5 reporting the completion of an equity offering of 2,175,000 shares of common stock at $2.00 per share.
     (4) On December 30, 2003, we furnished a report on Form 8-K/A to amend and supplement report on Form 8-K filed on October 24, 2003 in connection with the merger with Procera Networks, Inc., a Delaware corporation. The report on Form 8-K is being amended and supplemented to include the financial statements of the business acquired and the pro forma financial information required by Item 7.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

                                                             2003    2002
                                                            -------  -----
Audit fees                                                  $44,795  $ ---
Audit-related fees                                           36,315    ---
Tax fees                                                        ---    ---
All other fees                                                  ---    ---



All of the professional services rendered by our principal accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the audit committee. SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Procera Networks, Inc.



/s/ Douglas J. Glader
-----------------------------
Douglas J. Glader
President and CEO/Director
March 16, 2004

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                               DATE
---------               -----                               ----

/s/ Douglas J. Glader   President, Chief Executive Officer  March 16, 2004
----------------------
Douglas J. Glader       and Director

/s/ Jay Zerfoss         Chief Financial Officer and Chief   March 16, 2004
----------------------
Jay Zerfoss             Accounting Officer

                        Director
----------------------
Eric McAfee

/s/ Thomas Williams     Director                            March 16, 2004
----------------------
Tom Williams

/s/ Scott McClendon     Director                            March 16, 2004
----------------------
Scott McClendon


EXHIBIT  INDEX

----------------------------------------------------------------------------------------------------
 2.1*  Agreement and Plan of Merger included in our Preliminary Proxy Statement on Schedule
       14A filed on August 25, 2003 and incorporated herein by reference.
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 3.1*  Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 3.2*  Bylaws included as Exhibit 3.2 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.1*  2003 Stock Option Plan
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.2*  Sublease Agreement
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.3*  Employee Offer Letter for Douglas J. Glader
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
10.4*  Employee Offer Letter for Gregory Dewing
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 31.1  Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 31.2  Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the


       Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 32.1  Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
 32.2  Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
----------------------------------------------------------------------------------------------------

*     Previously  filed.