Form 10QSB
period 2004-03-28
PROCERA NETWORKS INC
filed 2004-05-12
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from     to
                                                   ---    ---

                        Commission File Number: 000-49862


                             PROCERA NETWORKS, INC.

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                       33-0974674
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

           3175 South Winchester Boulevard, Campbell, California 95008
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 874-4600
                                 --------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
    (Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2004, there were 23,834,406 shares of the issuer's $0.001 par value common stock issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I

                                                                       Page
                                                                       ----
Item 1.     Financial Statements                                          3
Item 2.     Management's Discussion and Analysis or Plan of Operation    11
Item 3.     Controls and Procedures                                      18

                                    PART II

                                                                       Page
Item 1.     Legal Proceedings                                            19
Item 2.     Changes in Securities and Use of Proceeds                    19
Item 3.     Defaults Upon Senior Securities                              19
Item 4.     Submission of Matters to a Vote of Security Holders          19
Item 5.     Other Information                                            19
Item 6.     Exhibits and Reports on Form 8-K                             19

SIGNATURES

EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
--------------------------------

                                      INDEX
                                      -----

                                                                                    Page
                                                                                    ----

Financial  Statements  (unaudited)

  Condensed Balance Sheet                                                              4

  Condensed Statements of Operations for the three months ended March 28, 2004 and     5
  March 30, 2003, and for the period from May 1, 2002 (date of inception) through
  March 28, 2004

  Condensed Statements of Cash Flows for the three months ended March 28, 2004 and     6
  March 30, 2003, and for the period from May 1, 2002 (date of inception) through
  March 28, 2004

  Notes to Condensed Financial Statements                                              7

                                   PROCERA NETWORKS, INC.
                                   ----------------------

                              (a development stage enterprise)
                              --------------------------------

                                   CONDENSED BALANCE SHEET
                                   -----------------------

                                       March 28, 2004
                                       --------------

                                         (unaudited)
                                         -----------

                                           ASSETS

Current assets:
     Cash and cash equivalents                                                  $   636,998
     Accounts receivable, net                                                         6,596
     Inventories, net                                                               121,969
     Prepaid expenses                                                               196,668
     Restricted cash                                                                 20,000
                                                                                ------------
              Total current assets                                                  982,231
                                                                                ------------

Property and equipment, net                                                          70,547

                                                                                ------------
              Total assets                                                      $ 1,052,778
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $   126,330
     Accrued liabilities                                                            174,654
                                                                                ------------
              Total current liabilities                                             300,984
                                                                                ------------



Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        none issued and outstanding at March 28, 2004                                     -
     Common stock, $0.001 par value, 50,000,000 shares authorized;  22,622,156
        shares issued and outstanding at March 28, 2004                              22,622
     Additional paid-in-capital                                                   6,644,718
     Deficit accumulated during the development stage                            (5,915,546)
                                                                                ------------
              Total stockholders' equity                                            751,794
                                                                                ------------
              Total liabilities and stockholders' equity                        $ 1,052,778
                                                                                ============

See the accompanying notes to these unaudited condensed financial statements

                                            PROCERA NETWORKS, INC.
                                            ----------------------

                                       (a development stage enterprise)
                                       --------------------------------

                                      CONDENSED STATEMENTS OF OPERATIONS
                                      ----------------------------------

                                                  (unaudited)
                                                  -----------

                                                                                                 Cumulative
                                                                                                Period from
                                                                                                May 1, 2002
                                                                       Three Months Ended         (date of
                                                                   -------------------------     inception)
                                                                     March 28,     March 30,         to
                                                                       2004         2003       March 28, 2004
                                                                   ------------  -----------  ---------------

Sales                                                              $     8,494   $    4,043   $       215,947
Cost of sales                                                            1,741        1,786           153,488
                                                                   ------------  -----------  ----------------
    Gross profit                                                         6,753        2,257            62,459
                                                                   ------------  -----------  ----------------

Operating expenses:
  Engineering                                                          560,948      138,375         2,491,505
  Sales and marketing                                                  202,815       56,006           867,965
  General and administrative                                           408,982      184,805         2,199,091
                                                                   ------------  -----------  ----------------
    Total operating expenses                                         1,172,745      379,186         5,558,561
                                                                   ------------  -----------  ----------------

    Loss from operations                                            (1,165,992)    (376,929)       (5,496,102)


Interest and other income                                                1,718            -            14,080
Interest expense                                                             -      (60,327)         (433,524)
                                                                   ------------  -----------  ----------------

    Net loss                                                       $(1,164,274)  $ (437,256)  $    (5,915,546)
                                                                   ============  ===========  ================

    Net loss per share - basic and diluted                         $     (0.05)  $    (0.13)
                                                                   ============  ===========

    Shares used in computing net loss per share-basic and diluted   22,621,082    3,336,992
                                                                   ============  ===========

See the accompanying notes to these unaudited condensed financial statements

                                         PROCERA NETWORKS, INC.
                                         ----------------------

                                    (a development stage enterprise)
                                    --------------------------------

                                   CONDENSED STATEMENTS OF CASH FLOWS
                                   ----------------------------------

                                              (unaudited)
                                              -----------

                                                                                       Cumulative
                                                                                       Period from
                                                          Three Months Ended           May 1, 2002
                                                       -------------------------   (date of inception)
                                                         March 28,     March 30,           to
                                                           2004         2003         March 28, 2004
                                                       ------------  -----------  --------------------
Cash flows from operating activities:
  Net loss                                             $(1,164,274)  $ (437,256)  $        (5,915,546)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Gain on disposal of property and equipment                     -            -               (11,796)
  Common stock issued for services rendered                      -            -                31,204
  Accrued interest on convertible notes payable                  -       59,759               264,751
  Stock based compensation                                  34,692            -               513,702
  Common stock issued in connection
    with convertible notes payable                               -          568                29,277
  Depreciation                                              17,060            -                39,498
  Changes in assets and liabilities:
    Accounts receivable                                     (6,596)      23,242                (6,596)
    Inventory                                              (27,366)       1,786              (121,969)
    Prepaid expenses                                        (3,193)      15,906              (196,668)
    Accounts payable                                        94,726      106,421               126,330
    Accrued liabilities                                   (220,408)     198,943               123,857
                                                       ------------  -----------  --------------------
            Net cash used in operating activities       (1,275,359)     (30,631)           (5,123,956)
                                                       ------------  -----------  --------------------

Cash flows from investing activities:
    Purchase of property and equipment                     (15,029)           -               (62,452)
    Proceeds from sale of property and equipment                 -            -                15,000
    Increase in restricted cash                            (10,000)           -               (20,000)
                                                       ------------  -----------  --------------------
            Net cash used in investing activities          (25,029)           -               (67,452)
                                                       ------------  -----------  --------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net              1,645          150             3,973,406
    Proceeds from convertible notes payable                      -       25,000             1,855,000
                                                       ------------  -----------  --------------------
            Net cash provided by financing activities        1,645       25,150             5,828,406
                                                       ------------  -----------  --------------------

Net (decrease) increase in cash and cash equivalents    (1,298,743)      (5,481)              636,998

Cash and cash equivalents, beginning of period           1,935,741        7,854                     -
                                                       ------------  -----------  --------------------

Cash and cash equivalents, end of period               $   636,998   $    2,373   $           636,998
                                                       ============  ===========  ====================

See the accompanying notes to these unaudited condensed financial statements

                             PROCERA NETWORKS, INC.

                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 28, 2004

                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three month period ended March 28, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending January 2, 2005. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended December 28, 2003.

The Company's reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2004 and 2003 ended on March 28, 2004 and March 30, 2003, respectively.

The Company is in the development stage, devoting substantially all of its efforts to product development, raising financing and recruiting personnel. Successful completion of the Company's development program and ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

The Company has experienced net losses since its inception and had an accumulated deficit of $5,915,546 at March 28, 2004. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE  2-  STOCK  BASED  COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense, and complies with the disclosure provisions of Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                            CUMULATIVE PERIOD
                                                             FROM MAY 1, 2002
                                                           (DATE OF INCEPTION)
                                   THREE MONTHS ENDED       TO MARCH 28, 2004
                                ------------  -----------  --------------------
                                  MARCH 28,     MARCH 30,
                                    2004         2003
                                ------------  -----------
Net loss as reported            $(1,164,274)  $ (437,256)  $        (5,915,546)
Add: Stock-based employee
compensation expense
included in reported net loss,
net of related tax effects           42,321      -------               127,009
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax
effects                             (48,559)     -------              (133,247)
                                ------------  -----------  --------------------
Pro forma net loss              $(1,170,512)  $ (437,256)  $        (5,921,784)
                                ============  ===========  ====================
Earnings per share basic and
diluted:
    As reported                 $     (0.05)  $    (0.13)
    Pro forma                   $     (0.05)  $    (0.13)


NOTE 3 - NET LOSS PER SHARE

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive:

                                              QUARTER ENDED    QUARTER ENDED
                                                MARCH 28,        MARCH 30
                                                  2004             2003
                                             ---------------  ---------------

Numerator - Basic and diluted                $   (1,164,274)  $     (437,256)
                                             ===============  ===============

Denominator - basic and diluted
    Weighted average common shares
    outstanding                                  22,621,082        8,227,638
    Weighted average unvested common shares
    subject to repurchase                                 -       (4,890,646)
                                             ---------------  ---------------
Total                                            22,621,082        3,336,992
                                             ===============  ===============
Net loss per share - basic and diluted       $       ( 0.05)  $       ( 0.13)
                                             ===============  ===============

Antidilutive securities:
    Common stock subject to repurchase                    -        4,886,250
    Options                                          60,000                -
    Warrants                                      3,395,063          650,000
    Rights to Purchase common stock                 575,000                -


NOTE 4 - INVENTORIES, NET

Inventories consist of the following at March 28, 2004:

    Raw material      $    5,171
    Work-in-progress       1,000
    Finished goods       115,798
                      ----------
    Total             $  121,969
                      ==========


NOTE 5 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT  WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual during the three months ended March 28, 2004:

    Warranty accrual, December 28, 2003  $  3,564
    Charged to cost of sales                    -
    Actual warranty expenditures                -
                                         --------
    Warranty accrual, March 28, 2004     $  3,564
                                         ========

NOTE 6 - SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

                                                     Cumulative Period
                                                     from May 1, 2002
                 Quarter Ended    Quarter Ended   (date of inception) to
                March 28, 2004   March 30, 2003       March  28, 2004
                ---------------  ---------------  -----------------------

 United States  $         8,494  $         4,043  $               173,463
 Australia                    -                -                   15,900
 Asia                         -                -                   13,439
 Europe                       -                -                    7,200
 Middle East                  -                -                    5,945
                ---------------  ---------------  -----------------------
                $         8,494  $         4,043  $               215,947
                ===============  ===============  =======================

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from revenue earned from customers located in the United States, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three- month periods ended March 28, 2004 and March 30, 2003, one customer accounted for 100% of revenues, respectively. For the period from May 1, 2002 (date of inception) to March 28, 2004 two customers accounted for 41.3% and 10.7% of revenues, respectively.

NOTE 7 - SUBSEQUENT EVENTS

On April 22, 2004, the Company completed the acquisition of 100% of the outstanding stock of EZ2, Inc. ("EZ2"), a development stage company located in Saratoga, California, for 35,000 shares of the Company's restricted common stock. EZ2 has been designing and developing a switching platform for XML (Extensible Mark-up Language) and Web Services based applications. XML is a mark-up language or mechanism that identifies structured information in a data format, such as a document, graph, equation, or e-commerce transaction. Structured information contains both content (for example, words or pictures) and some indication of what role that content plays (for example, a heading, footnote, caption, or table). The Company plans to develop products for the XML market by taking advantage of the core technology of the EZ-2-XML platform to perform as a wire-speed packet processing engine.

On April 26, 2004, the Registration Statement filed by the Company on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement covers the resale by selling stockholders of up to 9,047,315 shares of the Company's common stock, $0.001 par value.

As of May 5, 2004, investors had exercised the Special Warrants issued in connection with the private placement in December 2003 to purchase a total of 1,086,250 shares of common stock at $2.00 per share. The Company received gross proceeds of $2,172,500 from these investors.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

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

OVERVIEW.

     We are Procera Networks, Inc., a development stage, high technology device company engaged in the development and marketing of wire-speed layer 7 Intelligent Content Management ("ICM") network solutions. Our MLS Layer 7 application switch product family provides wire-speed switching, routing, content control, flow metering (bandwidth limiting), packet shaping (quality of service prioritization), surveillance (monitoring/archiving of emails, instant messaging) for secure delivery of information and applications across wireless and wireline networks. In short, our products enable the computer network to manage information in a more sophisticated manner, thereby increasing employee and computer network efficiency and substantially reducing the costs of network expansion. Our hardware/software solution presents an affordable opportunity for medium and small sized enterprises to more efficiently manage their networks on an individual, end-user basis in order to: (i) increase efficiency of the computer network; (ii) minimize legal liability issues stemming from employees' use of company-provided computer network for non-business purposes; and (iii) simplify the increasing demands on businesses to comply with new laws regarding data storage and email archiving.

     We were formed as a result of a merger and plan of reorganization (the "Merger") between Zowcom, Inc., a Nevada corporation incorporated on July 11, 2001 ("Zowcom") and Procera Networks, Inc., a Delaware corporation incorporated on May 1, 2002 ("PNI"). On October 16, 2003, PNI merged into Zowcom in a stock-for-stock transaction. As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom, and Zowcom changed its name to Procera Networks, Inc. ("Procera") (trading symbol OTC: BB:
PRNW.OB). Zowcom provided customized websites and web-based planning services. It generated less than $10,000 in revenues per year.

     You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

     Financial information for the three-month period ended March 30, 2003 is the historical financial information of PNI. Financial information for the three-month period ended March 28, 2004 is the historical financial information of Procera (PNI and Zowcom combined).

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

     We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB 104). Under SAB 104, revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. We recognize revenue from product sales upon shipment to the customer provided no significant obligations remain and collection of the receivable is probable. Upon shipment, we provide for estimated product returns and discounts.

     We maintain an allowance for doubtful accounts for estimated bad debts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

     Inventories are recorded at the lower of cost or market on a standard cost basis, which approximates actual costs. On an ongoing basis, we review for estimated obsolete or excess inventories and write down our inventories to their estimated net realizable value based upon our projections of future product demand and product lifecycle and product development plans. These write downs are reflected in our cost of sales. Actual product demand may differ from our projections, in which case we may have understated or overstated the provision for excess and obsolete inventory, which would have an impact on our operating results.

     We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures, as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts.

On a quarterly basis, we review the accrued balances and update on the basis of the historical warranty cost trends. If we are required to accrue additional warranty cost in the future, it will negatively affect operating results.

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


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 28, 2004 AND MARCH 30, 2003

     From the date of our inception on May 1, 2002 through March 28, 2004, we have operated as a development stage company, devoting all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place.

Sales

     Insignificant revenues of $8,494 and $4,043 for the three months ended March 28, 2004 and March 30, 2003, respectively, represent amounts billed and received for products sold. We expect our increasing marketing and sales efforts to produce significant revenue traction, for the first time, during the third and fourth quarters of this year.

Cost of Sales

     Cost of sales reported for the three months ended March 28, 2004 and March 30, 2003 represent the cost of materials for products sold. All fixed and variable manufacturing overhead costs for these periods were expensed and reported as engineering operating expenses. When volume sales are achieved, reported cost of sales will include applied manufacturing overhead in addition to the cost of materials for products sold.

Gross  Profit

     Gross margins of 80% and 56% for the three-month periods ended March 28, 2004 and March 30, 2003, respectively, are not representative of margins expected for sales of our products in volume when fixed and variable manufacturing costs are expensed as cost of sales.

Operating  Expenses

     Operating expenses for the three months ended March 28, 2004 totaled $1,172,745, as compared to $379,186 incurred during the three months ended March 30, 2003. This increase of $793,559 during the first quarter of 2004 resulted, primarily, from the following: (a) payment of normal salaries and benefits to 20 employees, compared to payment of only minimum wage salaries of $2,340 per month to 21 employees during the first quarter of 2003, thereby increasing expenses by approximately $460,000; (b) increased research and development spending in order to accelerate new product development and testing, thereby increasing expenses by approximately $170,000; (c) increased use of legal, audit, and tax services to satisfy compliance requirements for annual reporting and filing with the Securities and Exchange Commission thereby increasing expenses by approximately $92,000; (d) directors and officers insurance premiums of $40,000; and (e) contract sales and marketing expenditures of $20,000 to install our beta products at customer sites for evaluation and testing.

Interest  Expense

     No interest expense was incurred during the three months ended March 28, 2004. During the first quarter of 2003, interest expense of $60,327 was accrued, but not paid, in relation to outstanding convertible notes payable which were executed during 2002 and totaled $1,105,000 as of March 30, 2003. As of July 31, 2003, all outstanding loan principal, totaling $1,355,000 at that time, and accrued interest thereon of $258,833 was converted into 3,227,666 shares of our restricted common stock. We have no long-term or interest-bearing debt outstanding as of March 28, 2004.

Net  Loss

     Net loss results reported for the three-month periods ended March 28, 2004 and March 30, 2003 were $1,164,274 and $437,256, respectively. During the continuing development phase of our Company, we have sustained operating losses and we expect such losses to continue through the remainder of 2004. Based on our plans to introduce new and improved versions of our hardware platform products during the second and third quarters of 2004 and our forecasts of expected demand for our new products, we expect revenues to grow significantly during the last half of 2004.

Liquidity  and  Capital  Resources.

     Our balance of cash and cash equivalents at March 28, 2004 is $636,998, as compared to $1,935,741 at December 28, 2003. In December 2003, we completed a private placement sale (the "December Placement") of 2,172,500 shares of common stock at a price of $2.00 per share. In accordance with the terms of this transaction, $2,172,500 (50% of the gross proceeds of $4,345,000) was paid to the Company when the transaction closed on December 9, 2003. The remaining gross proceeds of $2,172,500 for this transaction are represented by Special Warrants which will be executed by investors to purchase 1,086,250 shares at $2.00 per share at the time the shares for this transaction are registered and declared effective by the Securities and Exchange Commission ("SEC"). The cash balance at March 28, 2004 represents the residual cash on hand from the December transaction. On April 26, 2004, the Registration Statement filed by the Company on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement covers the resale by selling stockholders of up to 9,047,315 shares of the Company's common stock, $0.001 par value.

     We project that cash and cash equivalents of $636,998 on hand at March 28, 2004, plus the gross proceeds of $2,172,500 received from the holders of special warrants, will be sufficient to support our growth operations through September 2004, without relying on incoming revenue from sales. We expect that additional funds will need to be located in order to sustain our operations through December 2004.

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

WE  NEED  ADDITIONAL  FINANCING.

     Based on current reserves and anticipated cash flow, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for six months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of six months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies. A number of those companies are large and well funded. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, the pace of technological change and product obsolescence is rapid. A potential competitor could develop a technology or new product, which are competitive with or superior to ours.

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

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

(a) Evaluation of disclosure controls and procedures. Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     None.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     None.

ITEM 5.  OTHER INFORMATION
--------------------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.   Exhibits

        31.1    CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2    CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1    Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2    Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

     On December 30, 2003, we filed a current report on Form 8-K/A in connection with the merger with Procera Networks, Inc. solely to include the financial statements of the business acquisition and the Pro forma financial information required.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Procera Networks, Inc.,
                              a Nevada corporation
May 11, 2004
                              By:     /s/ Douglas J. Glader
                                 -----------------------------------------------
                                      Douglas J. Glader
                              Its:    President and Chief Executive Officer

                              By:     /s/ Jay Zerfoss
                                 -----------------------------------------------
                                      Jay Zerfoss
                              Its:    Chief Financial and Accounting Officer