Form 10QSB
period 2004-06-27
PROCERA NETWORKS INC
filed 2004-08-11
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 27, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____ to

                        Commission File Number: 000-49862


                             PROCERA NETWORKS, INC.
--------------------------------------------------------------------------------
        Exact name of small business issuer as specified in its charter)

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

                                 (408) 874-4600
                               ------------------
                           (Issuer's Telephone Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 10, 2004 there were 24,104,406 shares of the issuer's $0.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PROCERA NETWORKS, INC.
                             ----------------------

                                      INDEX
                                      -----


Financial Statements (unaudited)


Condensed Balance Sheet as of June 27, 2004                                   3


Condensed  Statements of Operations for the three and six months ended
June  27,  2004 and June 29, 2003, and for the period from May 1, 2002
(date  of  inception)  through  June  27,  2004                               4


Condensed  Statements  of Cash Flows for the six months ended June 27,
2004  and  June 29, 2003, and for the period from May 1, 2001 (date of
inception)  through  June  27,  2004                                          5


Notes to Condensed Financial Statements                                  6 - 11

                             PROCERA  NETWORKS,  INC.
                             ------------------------
                         (a development stage enterprise)
                         --------------------------------
                              CONDENSED BALANCE SHEET
                              -----------------------
                                As of June 27, 2004
                                -------------------
                                    (unaudited)
                                    -----------


                                   ASSETS
Current assets:
     Cash and cash equivalents                                        $ 1,992,778
     Accounts receivable, net                                              67,269
     Inventories, net                                                     130,192
     Prepaid expenses                                                     175,806
                                                                      ------------
              Total current assets                                      2,366,045

Property and equipment, net                                                56,039
Intangible assets, net                                                    157,508
Other assets                                                              100,615
                                                                      ------------
              Total assets                                            $ 2,680,207
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $    95,216
     Accrued liabilities                                                  263,135
                                                                      ------------
              Total current liabilities                                   358,351
                                                                      ------------

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        none issued and outstanding at June 27, 2004                            -
     Common stock, $0.001 par value, 50,000,000 shares authorized;
        24,104,406 shares issued and outstanding at June 27, 2004          24,104
     Additional paid-in-capital                                         9,793,219
     Deficit accumulated during the development stage                  (7,495,467)
                                                                      ------------
              Total stockholders' equity                                2,321,856
                                                                      ------------
              Total liabilities and stockholders' equity              $ 2,680,207
                                                                      ============


See the accompanying notes to these unaudited condensed financial statements

                                                 PROCERA NETWORKS, INC.
                                                 ----------------------
                                            (a development stage enterprise)
                                            --------------------------------
                                           CONDENSED STATEMENTS OF OPERATIONS
                                           ----------------------------------
                                                      (unaudited)
                                                      -----------

                                                                                                        Cumulative
                                                                                                       Period from
                                                 Three Months Ended          Six Months Ended          May 1, 2002
                                             -------------------------  -------------------------  (Date of Inception)
                                               June 27,     June 29,      June 27,     June 29,             to
                                                 2004         2003          2004         2003         June 27, 2004
                                             ------------  -----------  ------------  -----------  --------------------
Sales                                        $    34,300   $        -   $    42,794   $    4,043   $           250,247
Cost of sales                                     24,338            -        26,079        1,786               177,826
                                             ------------  -----------  ------------  -----------  --------------------
     Gross profit                                  9,962            -        16,715        2,257                72,421
                                             ------------  -----------  ------------  -----------  --------------------

Operating expenses:
  Engineering                                    529,991       78,310     1,090,939      216,685             3,021,496
  Sales and marketing                            178,209       15,204       381,024       71,210             1,046,174
  General and administrative                     861,497      156,498     1,270,479      341,303             3,060,588
                                             ------------  -----------  ------------  -----------  --------------------
     Total operating expenses                  1,569,697      250,012     2,742,442      629,198             7,128,258
                                             ------------  -----------  ------------  -----------  --------------------

     Loss from operations                     (1,559,735)    (250,012)   (2,725,727)    (626,941)           (7,055,837)

Interest and other income                          1,539            -         3,257            -                15,619
Interest and other expense                       (21,725)     (63,941)      (21,725)    (124,268)             (455,249)
                                             ------------  -----------  ------------  -----------  --------------------

     Net loss                                $(1,579,921)  $ (313,953)  $(2,744,195)  $ (751,209)  $        (7,495,467)
                                             ============  ===========  ============  ===========  ====================
     Net loss per share - basic and diluted  $     (0.07)  $    (0.05)  $     (0.12)  $    (0.16)
                                             ============  ===========  ============  ===========
     Shares used in computing net loss
     per share-basic and diluted              23,500,463    6,008,489    23,060,110    4,672,740
                                             ============  ===========  ============  ===========


See the accompanying notes to these unaudited condensed financial statements

                                     PROCERA NETWORKS, INC.
                                     ----------------------
                                (a development stage enterprise)
                                --------------------------------
                               CONDENSED STATEMENTS OF CASH FLOWS
                               ----------------------------------
                                           (unaudited)
                                           -----------

                                                                                    Cumulative
                                                                                   Period from
                                                                                   May 1, 2002
                                                           Six Months Ended         (Date of
                                                       ------------------------     Inception)
                                                         June 27,     June 29,         to
                                                           2004         2003      June 27, 2004
                                                       ------------  ----------  ---------------
Cash flows from operating activities:
  Net loss                                             $(2,744,195)  $(751,209)  $   (7,495,467)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Gain on disposal of property and equipment                     -           -          (11,796)
  Common stock issued for service rendered                       -           -           31,204
  Accrued interest on convertible notes payable                  -     123,132          264,751
  Stock based compensation                                 503,929           -          982,939
  Common stocks subscriptions issued in connection               -       1,136           29,277
     with convertible notes payable
  Depreciation                                              36,302           -           58,740
  Amortization of intangibles                               20,842           -           20,842
  Changes in assets and liabilities:
    Accounts receivable                                    (67,269)     23,242          (67,269)
    Inventory                                              (35,589)      1,787         (130,192)
    Prepaid expenses                                        17,669        (140)        (175,806)
    Other assets                                          (100,615)          -         (100,615)
    Accounts payable                                        63,612     115,382           95,216
    Accrued liabilities                                   (131,927)    132,189          212,338
                                                       ------------  ----------  ---------------
            Net cash used in operating activities       (2,437,241)   (354,481)      (6,285,838)
                                                       ------------  ----------  ---------------

Cash flows from investing activities:
    Purchase of property and equipment                     (19,763)          -          (67,186)
    Proceeds from sale of property and equipment                 -           -           15,000
    Decrease in restricted cash                             10,000           -                -
                                                       ------------  ----------  ---------------
            Net cash used in investing activities           (9,763)          -          (52,186)
                                                       ------------  ----------  ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net          2,504,041     400,150        6,475,802
    Proceeds from convertible notes payable                      -     275,000        1,855,000
                                                       ------------  ----------  ---------------
            Net cash provided by financing activities    2,504,041     675,150        8,330,802
                                                       ------------  ----------  ---------------

Net increase in cash and cash equivalents                   57,037     320,669        1,992,778

Cash and cash equivalents, beginning of period           1,935,741       7,854                -
                                                       ------------  ----------  ---------------

Cash and cash equivalents, end of period               $ 1,992,778   $ 328,523   $    1,992,778
                                                       ============  ==========  ===============


See the accompanying notes to these unaudited condensed financial statements

                             PROCERA NETWORKS, INC.

                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 27, 2004

                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three and six-month periods ended June 27, 2004 and June 29, 2003, respectively, are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending January 2, 2005. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended December 28, 2003.

The Company's reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2004 and 2003 ended on June 27, 2004 and June 29, 2003, respectively.

The Company is in its development stage, devoting substantially all of its efforts to product development, raising financing and recruiting personnel. Successful completion of the Company's development program and ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

The Company has experienced net losses since its inception and had an accumulated deficit of $7,495,467 at June 27, 2004. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                             FROM
                                    THREE MONTHS ENDED          SIX MONTHS ENDED         MAY 1, 2002
                                --------------------------  --------------------------    (Date  of
                                  JUNE 27,      JUNE 29,      JUNE 27,      JUNE 29,    Inception) TO
                                    2004          2003          2004          2003      JUNE 27, 2004
                                ------------  ------------  ------------  ------------  --------------
Net loss as reported            ($1,579,921)    ($313,953)  ($2,744,195)    ($751,209)    ($7,495,467)
Add: Stock-based employee
compensation expense
included in reported net loss,
net of related tax effects          479,729             -       522,050             -         606,738
Deduct: Total stock-based
employee compensation
Expense determined under fair
value based method for all
awards, net of related tax
Effects                            (337,206)            -      (385,765)            -        (470,453)
                                ------------  ------------  ------------  ------------  --------------

Pro forma net loss              ($1,437,398)    ($313,953)  ($2,607,910)    ($751,209)    ($7,359,182)
                                ============  ============  ============  ============  ==============

Earnings per share basic and
Diluted:
As reported                          ($0.07)       ($0.05)       ($0.12)       ($0.16)
Pro forma                            ($0.06)       ($0.05)       ($0.11)       ($0.16)


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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive:

                                          Three  Months  Ended         Six  Months  Ended
                                          JUNE 27,      JUNE 29,      JUNE 27,      JUNE 29,
                                            2004          2003          2004          2003
                                        ------------  ------------  ------------  ------------

Numerator - Basic and diluted           $(1,579,921)  $  (313,953)  $(2,744,195)  $  (751,209)
                                        ============  ============  ============  ============

Denominator - basic and diluted
Weighted average common shares
  outstanding                            23,500,463     8,428,736    23,060,110     8,328,187
Weighted average unvested common
  shares subject to repurchase                    -    (2,420,247)            -    (3,655,447)
                                        ------------  ------------  ------------  ------------

Total                                    23,500,463     6,008,489    23,060,110     4,672,740
                                        ============  ============  ============  ============
Net loss per share - basic and diluted  $     (0.07)  $     (0.05)  $     (0.12)  $     (0.16)
                                        ============  ============  ============  ============


Antidilutive securities:
   Common stock subject to repurchase             -     2,420,247             -     3,655,446
   Options                                2,395,000             -     2,395,000             -
   Warrants                               3,744,251     1,374,000     3,744,251     1,374,000
   Rights to purchase common stock          575,000             -       575,000             -


NOTE 4 - INVENTORIES, NET

Inventories consist of the following at June 27, 2004:


Raw  material         $     5,276
Work-in-progress           15,857
Finished  goods           109,059
                      -----------

Total                 $   130,192
                      ===========

NOTE 5 - ASSET PURCHASES

On April 22, 2004, the Company completed the acquisition of 100% of the outstanding stock of EZ2, Inc. ("EZ2"), a development stage company located in Saratoga, California, for 35,000 shares of the Company's restricted common stock valued at $71,750. EZ2 has been designing and developing a switching platform for XML (Extensible Mark-up Language) and Web Services based applications. XML is a mark-up language or mechanism that identifies structured information in a data format, such as a document, graph, equation, or e-commerce transaction. Structured information contains both content (for example, words or pictures) and some indication of what role that content plays (for example, a heading, footnote, caption, or table). The Company plans to develop products for the XML market by taking advantage of the core technology of the EZ-2-XML platform to perform as a wire-speed packet processing engine. The acquisition has been accounted for as an asset purchase since EZ2 did not meet the criteria of a business as defined in Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business. The purchase price has been allocated to purchased technology as EZ2 had no tangible assets, and will be amortized over twelve months.

On May 20, 2004, the Company completed the acquisition of the intellectual property of Ezyte, Inc. ("Ezyte"), a system performance management company located in Saratoga, California for 65,000 shares of the Company's restricted common stock valued at $106,600. Ezyte offered products and services for system performance management of packet switching networks, high performance routers, Internet architecture, wireless Internet and storage systems. Ezyte has developed high performance algorithms and architectures for storage systems like RAID (redundant array of disks), SAN (storage area network), Remote Copy, Disaster Recovery, Cache Servers, etc. Procera plans to use Ezyte's technology to expedite new offerings for storage applications and content filtering. The purchase price has been allocated to purchased technology and will be amortized over twelve months.

NOTE 6 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following at June 27, 2004:

                                  Gross                         Net
                               Intangible    Accumulated    Intangible
                                 Assets      Amortization     Assets
                               -----------  --------------  -----------
Purchased technology acquired
from EZ2, Inc.                 $    71,750  $     (11,959)  $    59,791
Purchased technology acquired
from Ezyte, Inc.                   106,600         (8,883)       97,717
                               -----------  --------------  -----------

Total intangible assets        $   178,350  $     (20,842)  $   157,508
                               ===========  ==============  ===========

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was $20,842 for the three and six months ended June 27, 2004 and zero for the three and six months ended June 29, 2003, respectively. The Company estimates amortization expense on a straight-line basis to be $89,175 for the remaining six months of fiscal year 2004 and $68,333 for fiscal year 2005, respectively.


NOTE 7 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual for the period months ended June 27, 2004:


    Warranty accrual, December 28, 2003     $  3,564
    Charged to cost of sales                       -
    Actual warranty expenditures                   -
                                            --------
    Warranty accrual, June 27, 2004         $  3,564
                                            ========

NOTE 8 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

                                                               FROM
                THREE MONTHS ENDED     SIX MONTHS ENDED     MAY 1, 2002
               --------------------  --------------------    (Date of
               JUNE 27,   JUNE 29,   JUNE 27,   JUNE 29,   Inception) TO
                 2004       2003       2004       2003     JUNE 27, 2004
               ---------  ---------  ---------  ---------  --------------

United States  $  31,747  $       -  $  40,241  $   4,043  $      205,210
Australia            280          -        280          -          16,180
Asia                   -          -          -          -          13,439
Europe             2,273          -      2,273          -           9,473
Middle East            -          -          -          -           5,945
               ---------  ---------  ---------  ---------  --------------

               $  34,300  $       -  $  42,794  $   4,043  $      250,247
               =========  =========  =========  =========  ==============

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from billings to customers located in the United States, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended June 27, 2004, one customer accounted for 83.1% of revenues. For the six months ended June 27, 2004, two customers accounted for 66.6% and 19.8% of revenues, respectively. For the six months ended June 29, 2003, one customer accounted for 100% of revenues. For the period from May 1, 2002 (date of inception) to June 27, 2004 two customers accounted for 35.6% and 13.6% of revenues, respectively.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, (EITF 03-06), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's results of operations or financial position.


NOTE 10 - SUBSEQUENT EVENTS

     None


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

THE FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING DISCUSSION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT
AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

OVERVIEW.

     We are Procera Networks, Inc., a development stage, high technology device company engaged in the development and marketing of wire-speed Layer 7 Intelligent Content Management network solutions. Our MLS Layer 7 appliance product family provides wire-speed switching, routing, content control, flow metering (bandwidth limiting), packet shaping (quality of service prioritization), surveillance (monitoring and archiving of emails, instant messaging) for secure delivery of information and applications across wireless and wireline networks. In short, our products enable the computer network to manage information in a more sophisticated manner, thereby increasing employee and computer network efficiency and substantially reducing the costs of network expansion. Our hardware and software solutions present an affordable opportunity for medium and small sized enterprises to more efficiently manage their networks on an individual, end-user basis in order to: (i) increase efficiency of the computer network; (ii) minimize legal liability issues stemming from employees' use of company-provided computer network for non-business purposes; and (iii) simplify the increasing demands on businesses to comply with new laws regarding data storage and email archiving.

     On October 16, 2003, under a merger and plan of reorganization agreement (the "Merger"), Procera Networks, Inc., a Delaware corporation, incorporated on May 1, 2002 ("PNI"), merged into Zowcom, Inc., a Nevada corporation, incorporated on July 11, 2001 ("Zowcom"), in a stock-for-stock transaction. As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom, and Zowcom changed its name to Procera Networks, Inc. ("Procera") (trading symbol OTC: BB: PRNW.OB). Zowcom provided customized websites and web-based planning services. It generated less than $10,000 in revenues per year.

     You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

     Financial information for the three and six months ended June 29, 2003 is the historical financial information of PNI. Financial information for the three and six months ended June 27, 2004 is the historical financial information of Procera (PNI and Zowcom combined).

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

     We evaluate our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Events and circumstances that would trigger an impairment analysis include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

     We evaluate the recoverability of long-lived assets when events or circumstances indicate a possible impairment. Any impairment losses recorded in the future caused by the continuing deterioration of the industry we operate in could have a material adverse impact on our financial condition and results of operation.

     We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures, as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued warranty and update it on the basis of the historical warranty cost trends. If we are required to accrue additional warranty cost in the future, it will negatively affect operating results.

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


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2004 AND JUNE 29, 2003

     From the date of our inception on May 1, 2002 through June 27, 2004, we have operated as a development stage company, devoting all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place.

Revenues
--------

     For the three months ended June 27, 2004 and June 29, 2003, we recognized revenues of $34,300 and $0 respectively. For the six months ended June 27, 2004 and June 29, 2003, we recognized revenues of $42,794 and $4,043 respectively. Revenues represent amounts billed for products sold. We expect our increasing marketing and sales efforts, including the efforts of resellers and distributors, to produce significant revenue traction, for the first time, during the third and fourth quarters of this fiscal year.

Cost of Sales
-------------

     Cost of sales reported for the three and six months ended June 27, 2004 and June 29, 2003 include: (a) the direct cost of materials for products sold; and
(b) charges to write-off obsolete inventories. Because volume sales were not achieved, all fixed and variable manufacturing overhead costs for these periods were expensed and reported as engineering operating expenses. When volume sales are achieved, reported cost of sales will include applied manufacturing overhead, in addition to direct cost of materials sold. Charges for obsolete inventories are not expected to occur on a regular basis.

Gross Profit
------------

     Gross margins for the three months ended June 27, 2004 and the six months ended June 27, 2004 of 29% and 39%, respectively, are not representative of margins expected for sales of our products in volume, when fixed and variable manufacturing costs will be expensed as part of cost of sales rather than as operating expenses. On the other hand, charges for obsolete inventories, which reduced reported margins for the three months ended June 27, 2004 by 35% and for the six months ended June 27, 2004 by 29% are not expected to occur on a regular basis.

Operating Expenses
------------------

     Operating expenses for the three months ended June 27, 2004 totaled $1,569,697, as compared to $250,012 incurred during the three months ended June 29, 2003. These expenses increased by $1,319,685 as a result of the following:
(a) payment of normal salaries and benefits to 20 employees for the second quarter of fiscal 2004, compared to payment of normal salaries and benefits to 14 employees for the month of June 2003, and payment of normal salaries and benefits to 6 employees for April and May 2003, when business activities were temporarily placed on hold and the majority of employees were terminated, thereby increasing expenses by approximately $500,000; (b) increased employee stock based compensation expense by approximately $480,000; (c) increased research and development spending in order to accelerate new product development and testing, thereby increasing expenses by approximately $155,000; (d) increased administrative expenses of approximately $88,000, which included new expenses in the second quarter of fiscal 2004 for directors and officers insurance premiums of $35,700 and $20,842 for amortization of intellectual property acquired in April and May 2004; (e) increased sales and marketing expenditures of $51,000 to prepare the launch of our new products and to install our beta products at customer sites for testing and evaluation; and (f) increased spending in consulting services by approximately $45,000 to evaluate and implement new computer software systems and to develop and implement overall corporate startegies.

     Operating expenses for the six months ended June 27, 2004 totaled $2,742,442, as compared to $629,198 incurred during the six months ended June 29, 2003. These expenses increased by $2,113,244 during 2004 as a result of the following: (a) payment of normal salaries and benefits to 20 employees for six months in 2004, compared to payment of only minimum wage salaries of $2,340 per month to 22 employees for the first three months of 2003, normal salaries and benefits paid to 6 employees for the months of April and May 2003, when business activities were temporarily placed on hold and the majority of employees were terminted, and payment of normal salaries and benefits paid to 14 employees for the month of June 2003, when business activities were re-started, thereby increasing operating expenses by approximately $898,000; (b) increased employee stock based compensation expense by approximately $522,000 (c) increased research and development spending in order to accelerate new product development and testing, thereby increasing expenses by approximately $361,000;
(d) increased administrative expenses of approximately $159,000, which included new expenses in the second quarter of fiscal 2004 for directors and officers insurance premiums of $71,400 and for amortization of intellectual property acquired in April and May 2004 of $20,842 (e) increased sales and marketing expenses of $100,000 to prepare the launch of our new products and to install our beta products at customer sites for testing and evaluation; (f) increased use of legal, audit and tax services to satisfy compliance requirements for normal reporting and filing with the Securities and Exchange Commission, thereby increasing expenses by approximately $95,000; (g) increased spending on consulting services by approximately $50,000 to evaluate and implement new computer software systems and to develop and implement overall corporate strategies; and (h) the increases in operating expenses were partially offset by a decrease in facilities expenses of $72,000 during 2004, inasmuch as during 2004 we subleased new office space in Campbell, California for lower facilities expenses of $6,832 per month, compared to expenses of $22,775 per month for January, February and March 2003, no expenses for April and May 2003, and expenses of $5,500 for June 2003.

Interest and Other Expense
--------------------------

     The amount of $21,725 reported as interest and other expense for the three-month period and six-month period ended June 27, 2004 represents a 1% penalty paid in May 2004 to shareholders who invested $2,172,500 in our common stock in December 2003. In accordance with terms of the stock subscription agreements executed by us in connection with our private placement investment transactions in December 2003, a 1% penalty was levied on gross proceeds received by us because the registration statement filed by us on January 8, 2004 was not declared effective by the Securities and Exchange Commission on or before April 9, 2004 (90 days from filing date). The registration statement was declared effective on April 26, 2004.

     For the three-month period and the six-month period ended June 29, 2003, interest expense of $63,941 and $124,268, respectively, were accrued, but not paid. These interest expenses related to outstanding convertible notes payable which were executed during 2002 and 2003 and totaled $1,355,000 as of June 29,

2003. As of July 31, 2003, outstanding loan principal of $1,355,000 and accrued interest thereon of $258,833 were converted into 3,227,666 shares of our restricted common stock. We have no long-term or interest-bearing debt outstanding as of June 27, 2004.

Net Loss
--------

     Net loss results reported for the three months ended June 27, 2004 and June 29, 2003 were $1,579,921 and $313,953, respectively. For the six months ended June 27, 2004 and June 29, 2003, net loss results were $2,744,195 and $751,209, respectively. During the continuing development phase of our Company, we have sustained operating losses and we expect such losses to continue through at least the remainder of 2004. Based on our plans to introduce new and improved versions of our hardware platform products during the third and fourth quarters of 2004, agreements with resellers and distributors, and our forecasts of expected demand for our new products, we expect revenues to grow significantly during the last half of 2004.

Liquidity and Capital Resources
-------------------------------

     Our balance of cash and cash equivalents of $1,992,778 at June 27, 2004 represents remaining net proceeds from the sales of common stock during the second quarter of fiscal 2004. On April 26, 2004, our registration statement filed by us on January 8, 2004 was declared effective by the Securities and Exchange Commission. Shortly thereafter, in May 2004, holders of special warrants to purchase shares of our common stock executed their special warrants and purchased 1,086,250 shares of our common stock at a price of $2.00 per share, thereby, providing us with gross proceeds of $2,172,500. On May 24, 2004, we completed a private placement transaction with one of our shareholders, who purchased 250,000 shares of our common stock at $2.00 per share, providing us with additional gross proceeds of $500,000.

     We project that cash and cash equivalents on hand at June 27, 2004 will be sufficient to support our growth operations through October 2004, without relying on incoming revenue from sales to customers. We expect that additional funds, from customer sales or equity financing, will need to be located in order to sustain our operations through December 2004.


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

WE NEED ADDITIONAL FINANCING.

     Based on current reserves and anticipated cash flow, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through October 2004. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of four months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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



                          PART  II  --  OTHER  INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

     None.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

     On July 1, 2004, we issued warrants to Trilogy Capital Partners, Inc. ("Trilogy") to purchase 750,000 shares of the Company's common stock pursuant to a marketing agreement between the Company and Trilogy. The warrants were exercisable, in whole or in part, for $2.60 per share. We issued the warrants to Trilogy in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company and Trilogy terminated their agreement on July 26, 2004 and the warrants were cancelled.

     On April 22, 2004, we completed the acquisition of 100% of the outstanding stock of EZ2, Inc. ("EZ2"), a development stage company located in Saratoga, California, for 35,000 shares of the Company's restricted common stock valued at $71,750. EZ2 was co-founded by Dr. Anil Sahai who we hired as our Chief Technology officer on May 24, 2004. EZ2 designed and developed a switching platform for extensible mark-up language ("XML") and web services based applications. XML is a computer language or mechanism that identifies structured information in a data format, such as a document, graph, equation, or e-commerce transaction. Structured information contains both content (for example, words or pictures) and some indication of what role that content plays (for example, a heading, footnote, caption, or table). We plan to develop products for the XML market by taking advantage of the core technology of the EZ-2-XML platform to perform as a wire-speed packet processing engine.
As of June 27, 2004, we have not yet utilized any of the technology acquired from EZ2 in its products or services.

On May 20, 2004, we completed the acquisition of the intellectual property of Ezyte, Inc. ("Ezyte"), a development stage company located in Saratoga, California, for 65,000 shares of our restricted common stock valued at $106,600. Ezyte was co-founded by Dr. Anil Sahai who we hired as our Chief Technology officer on May 24, 2004. Ezyte developed high performance algorithms and architectures for storage systems like redundant array of disks ("RAID"), storage area network ("SAN"), remote copy, disaster recovery, and cache servers. We plan to use Ezyte's technology to expedite new offerings for storage applications and content filtering. The purchase price has been allocated to purchased technology and will be amortized over twelve months.

     In December 2003, we completed a brokered private placement of 2,172,500 shares of common stock and warrants to purchase 1,086,250 shares of common stock with thirteen institutional investors (the "December Investors"). We raised a total of $4,345,000 in the placement, $2,172,500 in December 2003 and $2,172,500 in May 2004. Warrants to purchase an additional 1,086,250 shares of common stock were issued to the December Investors in April 2004. The warrants are exercisable, in whole or in part, for $2.00 per share and expire on April 26, 2005. In addition, warrants were also issued to three selling stockholders, C.K. Cooper & Company, Instream Partners and Mr. Shai Stern, who helped to find purchasers for our December 2003 private placement (the "December Finders"). Each December Investor and Finder, completed a warrant agreement, and represented to us that they were accredited investors purchasing the shares for their own account. The December Investors and Finders also received registration rights with respect to the 1,196,438 shares to be issued pursuant to the warrants, and we have satisfied our obligations.

     In May 2004, we completed a private placement of 250,000 shares of common stock for $2.00 per share and warrants to purchase 250,000 shares of common stock with Linden Growth Partners ("Linden Growth"). The warrants are exercisable, in whole or in part, for $2.00 per share, and expire June 30, 2006. Linden Growth completed a subscription agreement and a warrant agreement, and represented to us that they were accredited investors purchasing the shares for their own account. Linden Growth also received registration rights with respect to the 250,000 shares sold and the 250,000 shares to be issued pursuant to the warrants, and we have satisfied our obligations.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

     None.




ITEM 5. OTHER INFORMATION
-------------------------

     On July 15, 2004, Eric McAfee resigned as a director of the Company. Mr. McAfee did not resign because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a.   Exhibits

31.1      CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

31.2      CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

32.1 Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

     On May 11, 2004, the Company filed a current report on Form 8-K to disclose a conference call and internet presentation, on May 6, 2004, regarding the Company's products, technology and product roadmap.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Procera Networks, Inc.,
                              a Nevada corporation
August 11, 2004
                              By:     /s/ Douglas J. Glader
                                 -----------------------------------------------
                                      Douglas J. Glader
                              Its:    President and Chief Executive Officer

                              By:     /s/ Jay R. Zerfoss
                                 -----------------------------------------------
                                      Jay R. Zerfoss
                              Its:    Chief Financial and Accounting Officer