Form 10QSB
period 2004-09-26
PROCERA NETWORKS INC
filed 2004-11-10
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 9, 2004 there were 24,104,406 shares of the issuer's $0.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             PROCERA NETWORKS, INC.
                             ----------------------

                                      INDEX
                                      -----



Financial Statements (unaudited)                                      Page
                                                                      ----


Condensed Balance Sheet as of September 26, 2004                         3


Condensed Statements of Operations for the three and nine months         4
ended September 26, 2004 and September 28, 2003, and for the period from May 1, 2002 (date of inception) through September 26, 2004


Condensed Statements of Cash Flows for the nine months ended             5
September 26, 2004 and September 28, 2003, and for the period from May 1, 2001 (date of inception) through September 26, 2004


Notes to Condensed Financial Statements                                  6 - 11

                                 PROCERA NETWORKS, INC.
                                 ----------------------

                            (a development stage enterprise)
                            --------------------------------

                                 CONDENSED BALANCE SHEET
                                 -----------------------

                                As of September 26, 2004
                                ------------------------

                                       (unaudited)
                                       -----------


                                    ASSETS
Current assets:
  Cash and cash equivalents                                                 $   680,591
  Accounts receivable, net                                                       13,646
  Inventory, net                                                                102,342
  Prepaid expenses                                                              182,120
                                                                            ------------
      Total current assets                                                      978,699

Property and equipment, net                                                      50,210
Intangible assets, net                                                          112,921
Other assets                                                                    100,615
                                                                            ------------
      Total assets                                                          $ 1,242,445
                                                                            ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                          $    44,899
  Accrued liabilities                                                           231,199
                                                                            ------------
      Total current liabilities                                                 276,098
                                                                            ------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized;
    none issued and outstanding at September 26, 2004                                 -
  Common stock, $0.001 par value, 50,000,000 shares authorized; 24,104,406
    shares issued and outstanding at September 26, 2004                          24,104
  Additional paid-in-capital                                                 10,400,453
  Deficit accumulated during the development stage                           (9,458,210)
                                                                            ------------
      Total stockholders' equity                                                966,347
                                                                            ------------
      Total liabilities and stockholders' equity                            $ 1,242,445
                                                                            ============

  See the accompanying notes to these unaudited condensed financial statements

                                                      PROCERA NETWORKS, INC.
                                                      ----------------------

                                                 (a development stage enterprise)
                                                 --------------------------------

                                                CONDENSED STATEMENTS OF OPERATIONS
                                                ----------------------------------

                                                           (unaudited)
                                                           -----------


                                                                                                                  Cumulative
                                                                                                                 Period from
                                                Three Months Ended                Nine Months Ended              May 1, 2002
                                         --------------------------------  --------------------------------  (Date of Inception)
                                          September 26,    September 28,    September 26,    September 28,            to
                                              2004             2003             2004             2003         September 26, 2004
                                         ---------------  ---------------  ---------------  ---------------  --------------------

Sales                                    $       25,276   $        6,399   $       68,070   $       10,442   $           275,523
Cost of sales                                   114,645            2,749          140,724            4,536               292,471
                                         ---------------  ---------------  ---------------  ---------------  --------------------
       Gross profit                             (89,369)           3,650          (72,654)           5,906               (16,948)
                                         ---------------  ---------------  ---------------  ---------------  --------------------

Operating expenses:
  Engineering                                   528,334          342,000        1,619,273          558,685             3,549,830
  Sales and marketing                           324,784          110,020          705,808          181,229             1,370,958
  General and administrative                  1,022,371          258,785        2,292,850          600,089             4,082,959
                                         ---------------  ---------------  ---------------  ---------------  --------------------
      Total operating expenses                1,875,489          710,805        4,617,931        1,340,003             9,003,747
                                         ---------------  ---------------  ---------------  ---------------  --------------------

      Loss from operations                   (1,964,858)        (707,155)      (4,690,585)      (1,334,097)           (9,020,695)

 Interest and other income                        2,115               42            5,372               42                17,734
 Interest and other expense                           -          (75,473)         (21,725)        (199,741)             (455,249)
                                         ---------------  ---------------  ---------------  ---------------  --------------------

      Net loss                           $   (1,962,743)  $     (782,586)  $   (4,706,938)  $   (1,533,796)  $        (9,458,210)
                                         ===============  ===============  ===============  ===============  ====================

      Net loss per share -
      basic and diluted                  $        (0.08)  $        (0.06)  $        (0.20)  $        (0.20)
                                         ===============  ===============  ===============  ===============

      Shares used in computing net loss
      per  share-basic and diluted           24,104,406       13,996,862       23,408,209        7,780,781
                                         ===============  ===============  ===============  ===============

                  See the accompanying notes to these unaudited condensed financial statements

                                           PROCERA NETWORKS, INC.
                                           ----------------------

                                      (a development stage enterprise)
                                      --------------------------------

                                     CONDENSED STATEMENTS OF CASH FLOWS
                                     ----------------------------------

                                                (unaudited)
                                                -----------


                                                                                            Cumulative
                                                                                           Period from
                                                            Nine Months Ended              May 1, 2002
                                                     --------------------------------  (Date of Inception)
                                                      September 26,    September 28,            to
                                                          2004             2003         September 26, 2004
                                                     ---------------  ---------------  --------------------
Cash flows from operating activities:
  Net loss                                           $   (4,706,938)  $   (1,533,796)  $        (9,458,210)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Gain on disposal of property and equipment                      -                -               (11,796)
  Common stock issued for service rendered                        -           31,204                31,204
  Accrued interest on convertible notes payable                   -          171,533               264,751
  Stock based compensation                                  916,932           93,794             1,001,620
  Fair value of common stock issued to non-employee         194,230                                588,552
  Common stocks subscriptions issued in connection                -           28,173                29,277
   with convertible notes payable
  Depreciation                                               55,600            6,456                78,038
  Amortization of intangibles                                65,429                -                65,429
  Changes in assets and liabilities:
    Accounts receivable                                     (13,646)             202               (13,646)
    Inventory                                                (7,739)          (2,032)             (102,342)
    Prepaid expenses and other assets                       (89,260)        (196,146)             (282,735)
    Accounts payable                                         13,295          (29,880)               44,899
    Accrued liabilities                                    (163,862)        (164,323)              180,403
                                                     ---------------  ---------------  --------------------
        Net cash used in operating activities            (3,735,959)      (1,594,815)           (7,584,556)
                                                     ---------------  ---------------  --------------------

Cash flows from investing activities:
    Purchase of property and equipment                      (33,232)         (78,091)              (80,655)
    Proceeds from sale of property and equipment                  -                -                15,000
    Decrease (increase) in restricted cash                   10,000                -                     -
                                                     ---------------  ---------------  --------------------
        Net cash used in investing activities               (23,232)         (78,091)              (65,655)
                                                     ---------------  ---------------  --------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net           2,504,041        2,069,642             6,475,802
    Proceeds from convertible notes payable                       -          275,000             1,855,000
                                                     ---------------  ---------------  --------------------
        Net cash provided by financing activities         2,504,041        2,344,642             8,330,802
                                                     ---------------  ---------------  --------------------

Net increase in cash and cash equivalents                (1,255,150)         671,736               680,591

Cash and cash equivalents, beginning of period            1,935,741            7,854                     -
                                                     ---------------  ---------------  --------------------

Cash and cash equivalents, end of period             $      680,591   $      679,590   $           680,591
                                                     ===============  ===============  ====================

              See the accompanying notes to these unaudited condensed financial statements

                             PROCERA NETWORKS, INC.

                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 26, 2004

                                   (unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three and nine-month periods ended September 26, 2004 and September 28, 2003, respectively, are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending January 2, 2005. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended December 28, 2003.

The Company's quarterly reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2004 and 2003 ended on September 26, 2004 and September 28, 2003, respectively.

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

The Company has experienced net losses since its inception and had an accumulated deficit of $9,458,210 at September 26, 2004. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

                                                                                                       From
                                      Three Months Ended               Nine Months Ended            MAY 1, 2002
                                ------------------------------  ------------------------------       (Date of
                                September 26,   September 28,   September 26,   September 28,      Inception) to
                                     2004            2003            2004            2003       September 26, 2004
                                --------------  --------------  --------------  --------------  -------------------

Net loss as reported              ($1,962,743)      ($782,586)    ($4,706,938)    ($1,533,796)         ($9,458,210)
Add: Stock-based employee
compensation expense
included in reported net loss,
net of related tax effects            394,882          33,719         916,932          33,719            1,001,620
Deduct: Total stock-based
employee compensation
Expense determined under fair
value based method for all
awards, net of related tax
Effects                              (299,601)        (33,719)       (654,388)        (33,719)            (739,076)
                                --------------  --------------  --------------  --------------  -------------------

Pro forma net loss                ($1,867,462)      ($782,586)    ($4,444,394)    ($1,533,796)         ($9,195,666)
                                ==============  ==============  ==============  ==============  ===================

Earnings per share basic and
Diluted:
As reported                            ($0.08)         ($0.06)         ($0.20)         ($0.20)
Pro forma                              ($0.08)         ($0.06)         ($0.19)         ($0.20)

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive:

                                               Three Months Ended                Nine Months Ended
                                         September 26,    September 28,    September 26,    September 28,
                                             2004             2003             2004             2003
                                        ---------------  ---------------  ---------------  ---------------

Numerator - Basic and diluted           $   (1,962,743)  $     (782,586)  $   (4,706,938)  $   (1,533,796)
                                        ===============  ===============  ===============  ===============


Denominator - basic and diluted
Weighted average common shares
 outstanding                                24,104,406       14,810,048       23,408,209       10,488,807
Weighted average unvested common
 shares subject to repurchase                        -         (813,186)               -       (2,708,026)
                                        ---------------  ---------------  ---------------  ---------------

Total                                       24,104,406       13,996,862       23,408,209        7,780,781
                                        ===============  ===============  ===============  ===============

Net loss per share - basic and diluted  $        (0.08)  $        (0.06)  $        (0.20)  $        (0.20)
                                        ===============  ===============  ===============  ===============


Antidilutive securities:
   Common stock subject to repurchase                -          813,186                -        2,708,026
   Options                                   2,498,000                -        2,498,000                -
   Warrants                                  5,004,251        1,125,000        5,004,251        1,125,000
   Rights to purchase common stock             455,200          575,000          455,200          575,000

NOTE 4 - INVENTORIES, NET

Inventories consist of the following at September 26, 2004:

Raw material                    $  11,745
Work-in-progress                   45,341
Finished goods                    150,750
Inventory Reserve for Obsolete   (105,494)
                                ----------
Total                           $ 102,342
                                ==========

NOTE 5 - ASSET PURCHASES

On April 22, 2004, the Company completed the acquisition of 100% of the outstanding stock of EZ2, Inc. ("EZ2"), a development stage company located in Saratoga, California, for 35,000 shares of the Company's restricted common stock valued at $71,750. EZ2 had been designing and developing a switching platform for XML (Extensible Mark-up Language) and Web Services based applications. XML is a mark-up language or mechanism that identifies structured information in a data format, such as a document, graph, equation, or e-commerce transaction. Structured information contains both content (for example, words or pictures) and some indication of what role that content plays (for example, a heading, footnote, caption, or table). The Company plans to develop products for the XML market by taking advantage of the core technology of the EZ-2-XML platform to perform as a wire-speed packet processing engine. The acquisition has been accounted for as an asset purchase since EZ2 did not meet the criteria of a business as defined in Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business. The purchase price has been allocated to purchased technology (intangible assets) as EZ2 had no tangible assets, and is being amortized over twelve months.

On May 20, 2004, the Company completed the acquisition of the intellectual property of Ezyte, Inc. ("Ezyte"), a system performance management company located in Saratoga, California for 65,000 shares of the Company's restricted common stock valued at $106,600. Ezyte offered products and services for system performance management of packet switching networks, high performance routers, Internet architecture, wireless Internet and storage systems. Ezyte developed high performance algorithms and architectures for storage systems like RAID (redundant array of disks), SAN (storage area network), Remote Copy, Disaster Recovery, Cache Servers, etc. Procera plans to use Ezyte's technology to expedite new offerings for storage applications and content filtering. The purchase price has been allocated to purchased technology (intangible assets) and is being amortized over twelve months.

NOTE 6 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following at September 26, 2004:

                                  Gross                         Net
                               Intangible    Accumulated    Intangible
                                 Assets      Amortization     Assets
                               -----------  --------------  -----------

Purchased technology acquired
from EZ2, Inc.                 $    71,750  $     (29,896)  $    41,854
Purchased technology acquired
from Ezyte, Inc.                   106,600        (35,533)       71,067
                               -----------  --------------  -----------

Total intangible assets        $   178,350  $     (65,429)  $   112,921
                               ===========  ==============  ===========

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was $44,588 and $65,429 for the three and nine months ended September 26, 2004 and zero for the three and nine months ended September 28, 2003, respectively. The Company estimates amortization expense on a straight-line basis to be $44,588 for the remaining three months of fiscal year 2004 and $68,333 for fiscal year 2005.

NOTE 7 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT  WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual for the nine months ended September 26, 2004:

Warranty accrual, December 28, 2003       $ 3,564
    Charged to cost of sales                2,280
    Actual warranty expenditures           (1,290)

                                          --------
    Warranty accrual, September 26, 2004  $ 4,554
                                          ========

NOTE 8 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

                                                                                      From
                     Three Months Ended              Nine Months Ended             May 1, 2002
               ------------------------------  ------------------------------       (Date of
               September 26,   September 28,   September 26,   September 28,      Inception) to
                    2004            2003            2004            2003       September 26, 2004
               --------------  --------------  --------------  --------------  -------------------

United States  $       11,486  $        1,953  $       51,727  $        5,996  $           216,696
Canada                 13,790               -          13,790               -               13,790
Australia                   -               -             280               -               16,180
Asia                        -           4,446               -           4,446               13,439
Europe                      -               -           2,273               -                9,473
Middle East                 -               -               -               -                5,945
               --------------  --------------  --------------  --------------  -------------------

               $       25,276  $        6,399  $       68,070  $       10,442  $           275,523
               ==============  ==============  ==============  ==============  ===================

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from billings to customers located in the United States, Canada, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended September 26, 2004, five customers accounted for 27.7%, 26.9%, 18.0%, 14.4% and 13.0% of revenues, respectively. For the three months ended September 28, 2003, two customers accounted for 69% and 31.0% of revenues, respectively. For the nine months ended September 26, 2004, three customers accounted for 41.9%, 12.5% and 10.3% of revenues, respectively. For the nine months ended September 28, 2003, three customers accounted for 42.6%, 38.3% and 19.2% of revenues. For the period from May 1, 2002 (date of inception) to September 26, 2004 two customers accounted for 32.3% and 12.3% of revenues, respectively.


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

NOTE 10 - SUBSEQUENT EVENTS

On November 3, 2004, we executed an agreement to engage Pacificwave Partners Limited, of Santa Monica, CA, as financial advisor to our Company to facilitate introductions to one or more persons, partnerships, corporations or other entities or groups, satisfactory to the Company, who would be interested in entering into a private placement investment transaction with the Company. The term of this agreement is for a period of 30 days. As compensation for its services, Pacificwave shall receive a cash fee ranging from 6% to 8% (determined by the terms and timing of the transaction) of the gross value of the investment funds received by the Company. In addition, Pacificwave shall also receive as compensation five-year warrants to purchase shares of the Company's common stock which will range from 6% to 8% (corresponding to the cash fee percentage) of the gross value of the investment funds received by the Company. The price of the warrants shall be the closing bid price of the Company's common stock on the day of the closing of the investment transaction.

In the interest of extending the coverage of our current cash balance through the middle of December 2004, the six highest paid officers and directors have agreed to defer receipt of all further compensation due them until such time as the Company has the ability to repay such compensation deferrals.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

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


OVERVIEW.

     We are Procera Networks, Inc., a development stage, high technology device company engaged in the development and marketing of wire-speed Intelligent Content Management network solutions. Our OptimIP Intelligent Network Appliance product family provides wire-speed switching, routing, content control, flow metering (bandwidth limiting), packet shaping (quality of service prioritization), surveillance (monitoring and archiving of emails, instant messaging) for secure delivery of information and applications across wireless and wireline networks. In short, our products enable the computer network to manage information in a more sophisticated manner, thereby increasing employee and computer network efficiency and substantially reducing the costs of network expansion. Our hardware and software solutions present an affordable opportunity for medium and small sized enterprises to more efficiently manage their networks on an individual, end-user basis in order to: (i) increase efficiency of the computer network; (ii) minimize legal liability issues stemming from employees' use of company-provided computer network for non-business purposes; and (iii) simplify the increasing demands on businesses to comply with new laws regarding data storage and email archiving.

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

     Financial information for the three and nine months ended September 28, 2003 is the historical financial information of PNI. Financial information for the three and nine months ended September 26, 2004 is the historical financial information of Procera (PNI and Zowcom combined).

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


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003

     From the date of our inception on May 1, 2002 through September 26, 2004, we have operated as a development stage company, devoting all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place.

Revenues
--------

     For the three months ended September 26, 2004 and September 28, 2003, we recognized revenues of $25,276 and $6,399 respectively. For the nine months ended September 26, 2004 and September 28, 2003, we recognized revenues of $68,070 and $10,442 respectively. Revenues represent amounts billed for products sold. Due to our decision to increase development and testing requirements for our new products, our plan to introduce new and improved versions of our hardware platform products will be delayed until at least the fourth quarter of 2004. Because our sales cycle runs approximately 30 to 45 days, we no longer anticipate significant revenue traction to occur in the fourth quarter of this fiscal year. We remain optimistic, however, that we will generate some initial revenue after the introduction of these products.

Cost  of  Sales
---------------

     Cost of sales reported for the three and nine months ended September 26, 2004 and September 28, 2003 include: (a) the direct cost of materials for products sold; and (b) charges to write-off obsolete inventories. Because volume sales were not achieved, all fixed and variable manufacturing overhead costs for these periods were expensed and reported as engineering operating expenses. If volume sales are achieved, reported cost of sales will include applied manufacturing overhead, in addition to direct cost of materials sold. Charges for obsolete inventories are not expected to occur on a regular basis.

Gross Profit
------------

     Gross profits reported for the three and nine months ended September 26, 2004 were ($89,369) and ($72,654), respectively. Gross margins, excluding inventory write-off, for the three and nine months ended September 26, 2004 of 64% and 66%, respectively, are not representative of gross margin expected for sales of our products in volume, if such volume sales are achieved, when fixed and variable manufacturing costs will be expensed as part of cost of sales rather than as operating expenses. On the other hand, charges for obsolete inventories, which reduced reported gross profit for the three months ended September 26, 2004 by $105,494 and for the nine months ended September 28, 2004 by $117,867 are not expected to occur on a regular basis.

                                 Three Months Ended                 Nine Months Ended
                          --------------------------------  --------------------------------

                           September 26,    September 28,    September 26,    September 28,
                               2004             2003             2004             2003
                          ---------------  ---------------  ---------------  ---------------

Revenues                  $       25,276   $        6,399   $       68,070   $       10,442

Cost of sales
  Direct material cost             9,151            2,749           22,857            4,536
  Inventory write-off            105,494                -          117,867                -

                          ---------------  ---------------  ---------------  ---------------
Total cost of sales              114,645            2,749          140,724            4,536
                          ---------------  ---------------  ---------------  ---------------

Gross profit              $      (89,369)  $        3,650   $      (72,654)  $        5,906
                          ===============  ===============  ===============  ===============

Gross margin                        -354%              57%            -107%              57%

Gross margin (excluding
inventory write-off)                  64%              57%              66%              57%

Operating Expenses
------------------

     Operating  expenses  for  the three months ended September 26, 2004 totaled
$1,875,489 as compared to $710,805 incurred during the three months ended September 28, 2003. These expenses increased by $1,164,684 as a result of the following: (a) payment of normal salaries and benefits to 24 employees for the third quarter of fiscal 2004, compared to payment of 80% of normal salaries and benefits to 14 employees for the month of July 2003, and payment of 80% of normal salaries and benefits to 18 employees for the months of August and September 2003, thereby increasing salaries expenses by approximately $315,000;
(b) increased employee stock based compensation expense by approximately $395,000; (c) increased research and development spending in order to accelerate new product development and testing, thereby increasing expenses by approximately $72,000; (d) increased administrative expenses of approximately $108,500, which included, new expenses for directors and officers insurance premiums of $36,000, $45,000 for amortization of intellectual property acquired in April and May 2004, and $27,500 for state and local tax payments; press release fees and office supplies; (e) increased sales and marketing expenditures of $72,000 to prepare the launch of our new products and to install our beta products at customer sites for testing and evaluation; and (f) increased legal and audit fees of $16,500 for preparing and filing of the SEC quarterly reports;
(g) non-cash expenses for warrants issued to consultants of $160,000; and (h) increased facilities and other expenses by approximately $26,000.

     Operating  expenses  for  the  nine months ended September 26, 2004 totaled
$4,617,931  as  compared  to  $1,340,003  incurred  during the nine months ended
September 28, 2003. These expenses increased by $3,277,928 during 2004 as a result of the following: (a) payment of normal salaries and benefits to 24 employees for nine months in 2004, compared to payment of only minimum wage salaries of $2,340 per month to 22 employees for the first three months of 2003, 80% of normal salaries and benefits paid to 6 employees for the months of April and May 2003, when business activities were temporarily placed on hold and the majority of employees were terminted, and payment of 80% of normal salaries and benefits paid to 14 employees for the months of June and July 2003, when business activities were restarted, and payment of 80% of normal salaries and benefits to 18 employees for the months of August and September 2003, thereby increasing operating expenses by approximately $1,249,000; (b) increase in employee stock based compensation expense by approximately $883,000 (c) increased research and development spending in order to accelerate new product development and testing, thereby increasing expenses by approximately $414,000;
(d) increased administrative expenses of approximately $269,000, which included new expenses in the second and third quarters of fiscal 2004 for directors and officers insurance premiums of $107,000 and for amortization of intellectual property acquired in April and May 2004 of $65,000, increase in expenses of $70,000 for state and local tax payments, press release fees and office supplies, and increased equipment expenses of $27,000; (e) increase in sales and marketing expenses of $165,000 to prepare the launch of our new products and to install our beta products at customer sites for testing and evaluation; (f) increased use of legal, audit and tax services to satisfy compliance requirements for normal reporting and filing with the Securities and Exchange Commission, thereby increasing expenses by approximately $112,000; (g) increased spending on consulting services by approximately $210,000, which included expenses of $75,000 and non-cash expenses of $135,000 for warrants issued, to evaluate and implement new computer software systems and to develop and implement overall corporate strategies; and (h) the increases in operating expenses were partially offset by a decrease in facilities expenses of $24,000 during 2004, inasmuch as during 2004 we subleased new office space in Campbell, California for lower facilities expenses of $6,832 for the first seven months and $8,832 for August and September 2004, compared to expenses of $22,775 per month for January, February and March 2003, no expenses for April and May 2003, and expenses of $5,500 for June, July, August and September 2003.

                                     Three Months Ended              Nine Months Ended
                               ------------------------------  ------------------------------

                                September 26,   September 28,   September 26,   September 28,
                                    2004            2003            2004            2003
                               --------------  --------------  --------------  --------------

Operating expenses
   Engineering                 $      528,334  $      342,000  $    1,619,273  $      558,685
   Sales and marketing                324,784         110,020         705,808         181,229
   General and administrative       1,022,371         258,785       2,292,850         600,089
                               --------------  --------------  --------------  --------------

Total operating expenses       $    1,875,489  $      710,805  $    4,617,931  $    1,340,003
                               ==============  ==============  ==============  ==============

Interest and Other Expense
--------------------------

     The amount of $21,725 reported as interest and other expense for the three-month period and nine-month period ended September 26, 2004 represents a 1% penalty paid in May 2004 to shareholders who invested $2,172,500 in our common stock in December 2003. In accordance with terms of the stock subscription agreements executed by us in connection with our private placement investment transactions in December 2003, a 1% penalty was levied on gross proceeds received by us because the registration statement filed by us on January 8, 2004 was not declared effective by the Securities and Exchange
Commission on or before April 9, 2004 (90 days from filing date). The registration statement was declared effective on April 26, 2004.

     For the three-month period and the nine-month period ended September 28, 2003, interest expenses of $75,473 and $199,741, respectively, were accrued, but not paid. The interest expense related to outstanding convertible notes payable which were executed during 2002 and 2003 and totaled $1,355,000 as of June 29, 2003. As of July 31, 2003, outstanding loan principal of $1,355,000 and accrued interest thereon of $258,833 were converted into 3,227,666 shares of our restricted common stock. We have no long-term or interest-bearing debt outstanding as of September 26, 2004.

Net Loss
--------

     Net loss results reported for the three months ended September 26, 2004 and September 28, 2003 were $1,962,743 and $782,586, respectively. For the nine months ended September 26, 2004 and September 28, 2003, net loss results were $4,706,938 and $1,533,796, respectively. During the continuing development phase of our Company, we have sustained operating losses and we expect such losses to continue through at least the remainder of 2004. We plan to introduce new and improved versions of our hardware platform products during the fourth quarter of 2004 and we hope to generate some initial revenue as a result of these product introductions.

Liquidity and Capital Resources
-------------------------------

     Our balance of cash and cash equivalents of $680,591 at September 26, 2004 represents remaining net proceeds from the sales of common stock during the second quarter of fiscal 2004. On April 26, 2004, our registration statement filed on January 8, 2004 was declared effective by the Securities and Exchange Commission. Shortly thereafter, in May 2004, holders of special warrants to purchase shares of our common stock executed their special warrants and purchased 1,086,250 shares of our common stock at a price of $2.00 per share, thereby, providing us with gross proceeds of $2,172,500. On May 24, 2004, we completed a private placement transaction with one of our shareholders, who purchased 250,000 shares of our common stock at $2.00 per share, providing us with additional gross proceeds of $500,000.

     We project that cash and cash equivalents on hand at September 26, 2004 will be sufficient to support our growth operations through late November 2004, without relying on incoming revenue from sales to customers. We expect that additional funds, from customer sales or equity financing, will need to be generated or located in order to sustain our operations through December 2004 and thereafter. In the interest of extending the coverage of our current cash balance through the middle of December 2004, the six highest paid officers and directors have agreed to defer receipt of all further compensation due them until such time as the Company has the ability to repay such compensation deferrals.

Risk Factors.

WE NEED ADDITIONAL FINANCING.

     Based on current reserves and anticipated cash flow, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through late November. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of November. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures or continue in existence through the end of 2004.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies. A number of those companies are large and well funded. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations, and financial condition. In addition, the pace of technological change and product obsolescence is rapid. A potential competitor could develop a technology or new product, which are competitive with or superior to ours.

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


ITEM  3.  CONTROLS  AND  PROCEDURES
------------------------------------

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


                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
--------------------------

     None.


ITEM 2. CHANGES IN SECURITIES
------------------------------

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

     On August 27, 2004, we issued to Liviakis Financial Communications, Inc. ("Liviakis"), as compensation for Liviakis to perform marketing and promotional services, a warrant to purchase 400,000 shares of the Company's restricted common stock at a price of $1.40 per share, exercisable, subject to vesting, on or before August 2, 2006. We issued the warrants to Liviakis in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On August 27, 2004, we issued to Equity Media, Inc. ("Equity Media"), as compensation for Equity Media to perform marketing and promotional services, a warrant to purchase 100,000 shares of the Company's restricted common stock at a price of $1.56 per share, exercisable on or before August 12, 2007. We issued the warrants to Equity Media in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On August 27, 2004, we issued to Oceanic Consulting, LLC ("Oceanic"), as additional compensation for Oceanic to perform marketing and promotional services, a warrant to purchase 60,000 shares of the Company's restricted common stock at a price of $1.60 per share, exercisable on or before August 4, 2006. We issued the warrants to Oceanic in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On  August  27,  2004,  we  issued  to  the Empire Group, Limited Liability
Company ("Empire"), as compensation for Empire to perform marketing and promotional services, the following warrants: (a) a warrant to purchase 300,000 shares of the Company's restricted common stock at a price of $1.50 per share, with a net exercise option, exercisable on or before September 1, 2006; (b) a warrant to purchase 200,000 shares of the Compnay's restricted common stock at a price of $2.50 per share, exercisable on or before September 1, 2005; and (c) a warrant to purchase 200,000 shares of the Compnany's restricted common stock at a price of $3.00 per share, exercisable on or before September 1, 2005. We issued the warrants to Empire in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

On October 12, 2004, the Company held its annual shareholder meeting at its offices in Campbell, California to: (i) re-elect four directors; (ii) ratify the appointment of Burr Pilger & Mayer as the Company's independent financial auditors for the fiscal year ending January 2, 2005; and (iii) for the ratification of the Company's 2004 Stock Option Plan. There were a total of 19,589,925 shares of voting common stock present at the meeting by proxy. Shareholders voted 19,581,425 shares in favor of the re-election of each of the four directors: Douglas J. Glader, Scott McClendon, Thomas Saponas, and Thomas Williams. A total of 8,500 shares abstained from voting on this proposal, and zero shares voted against it. Shareholders voted 19,471,261 shares in favor of the ratification of the appointment of Burr Pilger & Mayer as the Company's independent financial auditors for the fiscal year ending January 2, 2005. A total of 107,664 shares abstained from voting on this proposal, and 5,000 shares voted against it. Shareholders voted 14,428,038 shares in favor of the ratification of the Company's 2004 Stock Option Plan. A total of 34,900 shares abstained from voting on this proposal, and 971,360 shares voted against it.


ITEM 5.  OTHER INFORMATION
---------------------------

     On July 15, 2004, Eric McAfee resigned as a director of the Company. Mr. McAfee did not resign because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

     In response to shareholder inquiries, we are repeating the following infromation from our Form 10-KSB dated May 17, 2004. Prior to Procera Network, Inc.'s ("PNI") merger into Zowcom, Inc. ("Zowcom") on October 16, 2003, the following equity transactions were completed by Zowcom:

     As previously stated in our public filings, on July 11, 2001 Zowcom issued 5,000,000 shares of its common stock to Frank Drechsler, one of its former directors, in exchange for his services as a Zowcom promoter. The value of the services performed by Mr. Drechsler was approximately $5,000. In addition, 800,000 shares of Zowcom's common stock were issued to Marc Seely, its former secretary, treasurer, and one of its directors, in exchange for his services as a Zowcom promoter. The value of the services performed by Mr. Seely was approximately $800. Zowcom also issued 200,000 shares of its common stock to Dan Spaulding, its former president and one of its former directors, in exchange for his services as a Zowcom promoter. The value of the services performed by Mr. Spaulding was approximately $200. The shares were issued in transactions that we believe satisfy the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act. The shares were issued in exchange for founders services provided to Zowcom in relation to formulating its business plan and other activities related to its incorporation. Pursuant to the merger between PNI and Zowcom, all 6,000,000 of the aforementioned shares were tendered for redemption in exchange for $88,000 and were cancelled and are no longer issued and outstanding.

     Also as previously stated in our public filings, during 2003 the outstanding principal amount of convertible notes payable of $1,855,000 and accrued interest and loan fees of $264,751 were converted into 3,480,625 shares of common stock. As of the date of November 10, 2004, we have no long-term or convertible debt outstanding.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.   Exhibits

31.1    CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2    Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

     On August 17, 2004, the Company filed a current report on Form 8-K to disclose that the Company will post a letter to its shareholders on its website on August 17, 2004. This letter provides a brief update on the Company and the progress that the Company made during the five months then ended.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Procera Networks, Inc.,
                              a Nevada corporation
November 10, 2004
                              By:     /s/ Douglas J. Glader
                                 -----------------------------------------------
                                      Douglas J. Glader
                              Its:    President and Chief Executive Officer

                              By:     /s/ Jay R. Zerfoss
                                 -----------------------------------------------
                                      Jay R. Zerfoss
                              Its:    Chief Financial and Accounting Officer