Form 10KSB
period 2005-01-02
PROCERA NETWORKS INC
filed 2005-03-31
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB



(Mark  One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 2005

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
The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of January 2, 2005 was 24,115,406.

TABLE OF CONTENTS

                                     PART I

Item 1     Description of Business                                    3

Item 2     Description of Property                                    17

Item 3     Legal Proceedings                                          17

Item 4     Submission of Matters to a Vote of Security Holders        17

                                    PART II

Item 5     Market for Common Equity and Related Stockholder Matters   19

Item 6     Management's Discussion and Analysis or Plan of Operation  19

Item 7     Financial Statements                                       27

Item 8     Changes in and Disagreements with Accountants on           62
           Accounting and Financial Disclosures

Item 8A    Controls and Procedures                                    62

                                    PART III

Item 9     Directors and Executive Officers of the Registrant         63

Item 10    Executive Compensation                                     66

Item 11    Security Ownership of Certain Beneficial Owners and        67
           Management and Related Stockholder Matters

Item 12    Certain Relationships and Related Transactions.            68

Item 13    Exhibits and Reports on Form 8-K.                          69

Item 14    Principal Accountant Fees and Services.                    69

Signatures                                                            70

Index to Exhibits                                                     71

Certifications

                                     PART I
                                     ------

     This  report  contains  forward-looking  statements  within  the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

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

     Procera Networks, Inc. ("Procera" or the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


ITEM  1.     DESCRIPTION OF BUSINESS

HISTORY.

     Procera was formed as a result of a merger and plan of reorganization (the "Merger") between Zowcom, Inc. ("Zowcom") and Procera Networks, Inc. ("PNI"), a Delaware corporation incorporated on May 1, 2002. On October 16, 2003, PNI merged into Zowcom in a stock-for-stock transaction. As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom, and Zowcom changed its name to Procera Networks, Inc. ("Procera" or the "Company") (trading symbol OTC: BB: PRNW.OB). Zowcom was incorporated on July 11, 2001 and provided customized websites and web-based planning services. It generated less than $10,000 in revenues per year.

INTRODUCTION

     Headquartered in Campbell, CA, Procera develops intelligent network appliances that provide a non-intrusive, wire-speed network overlay to protect, control and optimize internal IP-based networks. Procera's OptimIP(TM) family of network appliances enables businesses of every size and type to regain control over their internal networks.

     Because the Network is the core of the business, companies must:

     -    Ensure application efficiency and quality of service (QoS)
     -    Eliminate network misuse and bandwidth abuse, and
     -    Enforce corporate policies and regulatory compliance.

     The Procera OptimIP(TM) product family includes a range of scalable network appliances that provide a comprehensive suite of software applications for secure content management, network optimization, advanced policy-based compliance and selective surveillance. OptimIP(TM) appliances are designed for quick installation, ease of management through policy-based control, and seamless integration with existing network infrastructures and equipment. Procera products empower organizations to maximize productivity through intelligent control of the application network infrastructure at a far more selective and granular level than what is possible using conventional network security systems.

     Procera OptimIP(TM) products are based on Procera's IP-Return(TM) Architecture, which enables wire-speed, deep-packet processing and inspection for quality of service, prioritization, optimization, bandwidth management and business-driven control from the user to the application to the network. For today's businesses, information is the lifeblood, web applications provide a vital yet often-abused window to the world, and network security and performance are essential business assets. Where in past times, the network was the computer, today the network is the business. Procera's OptimIP appliances provide the "intelligence inside networks" that is essential to today's highly functional, compliance-driven and risk-averse organizations.

THE GROWING CHALLENGES OF INTERNAL SECURITY, COMPLIANCE AND PERORMANCE

     Today, the lion's share of the cost of IT infrastructure comes from day-to-day systems operations. Yet, many businesses and their IT organizations lack control over their internal networks. The costs of bandwidth, network management, lost productivity, and network misuse and abuse far outweigh the initial costs of the application and networking infrastructure. In today's cost-sensitive IT environments, businesses need to control costs but have been compelled to over-provision their networks to ensure the performance, efficiency and availability of mission-critical applications. In addition, they have lacked visibility into how real-time network loads, misuse, and even outright abuse degrade application performance and result in significant lost productivity. Following are some of the foremost problems that companies face in today's network-enabled business environments:

     - Compliance with government regulatory requirements and corporate policies requires archiving and retention of business communications. A network-driven compliance strategy can keep executives out of legal jeopardy while ensuring storage systems are not filled with junk data.
     - Network misuse and abuse causes significant costs from lost productivity and lost business.
     - Companies may be liable for non-business and inappropriate use of network resources such as peer-to-peer music downloading, pornography, etc. Controlling or eliminating non-business usage has become a business imperative.
     - Most business networks are secured from the outside in, leaving corporate LANs, WANs and WLANs relatively open to attacks from the inside and insider misuse. Additional network security behind the firewall is required to control insider fraud as well as the introduction of viruses, worms and other network-borne abuse.
     - LAN/WAN speeds are mis-matched: WAN-width is more expensive than LAN-width, so many companies have implemented WAN-facing optimization schemes. However, real-world network performance is largely dependent on the latency and congestion of the underlying LAN/WLAN infrastructure.
     - IP-based networks are being deployed as converged topologies for data, streaming, video and mission-critical business applications. Delay-sensitive and time-constrained applications such as VOIP (voice over IP), audio/video streaming media, etc. require high bandwidth and consistent performance. Meanwhile, the performance and response time of transactional ERP, database and Citrix applications are subject to network congestion and bottlenecks. Network optimization systems are required to intelligently optimize, accelerate and control these converged networks.
     - The cost and management complexity of network solutions to enable compliance, control content, provide security and optimize performance are increasing. Integrated solutions are required instead of disparate products.

     As a result of these problems, many business applications do not perform efficiently, consistently or reliably over IP-based networks without massive over-provisioning or performance-degrading contention and latency. Procera is committed to empowering businesses to align their business policies with computing resources to ensure that applications achieve needed performance and availability levels at the lowest possible cost.

INDUSTRY BACKGROUND

     With the rapid proliferation of information and the explosive growth of the Internet, the need for smarter, wire-speed networking appliances has increased dramatically over the past several years. Another "revolutionary" industry changing phenomenon has been the advent, and daunting tasks required for public corporations to manage, and meet Sarbanes-Oxley compliance. Corporations are faced with an ever increasing need to protect the network from potential malicious external, and more importantly, internal security threats which can compromise the integrity of the financial reporting.

     Additionally, in today's work environment the internet has enabled a significant amount of computer network usage completely unrelated to the business of the employer. The misuse and abuse of the corporate network asset is rampant and poses significant legal liabilities as employees play video games, download music, buy and sell stocks, visit gambling websites & pornography, check their personal e-mail and use their employer's computer network for many other purposes unrelated to their employment or the business of their employer. The combination of these factors has driven the need for new levels of intelligence 'inside' the network to eliminate, control or secure the content being passed through the corporate network.

    This market opportunity was the reason Procera developed its 'Insider' intelligent network appliances to help corporations enforce controls over web enabled applications and content including, Instant Messaging Blocking, Webmail Blocking, Peer-to-Peer Downloading, and Inappropriate Website viewing.

THE PROCERA NETWORKS SOLUTION

     Procera's intelligent network appliance solutions combine wire-speed, port based networking hardware, which can be deployed in either a "core" or an "edge" network topography, with Procera's patent pending software modules, available in a range of configurations for usage control, internal protection, archiving, compliance and application acceleration. The OptimIP(TM) 2402 "edge appliance" sustains up to 8.4 Gbps of throughput, while the OptimIP(TM) 12012 gigabit "core appliance", which was released in the fourth quarter of 2004, provides up to 24 Gbps of throughput. The value proposition for the OptimIP(TM) appliances are really driven out of Procera's three software modules that are sold in conjunction  with  the  OptimIP(TM)  2402  and  the  OptimIP(TM)  12012.  The
OptimIP(TM) Application Accelerator, OptimIP(TM) Network Protector and the OptimIP(TM) Compliance Executive feature sets are each described below. All appliances are managed through an intuitive graphical user interface that can implement and match companies' corporate content and security policies into their network.

PROCERA'S PRODUCTS

OPTIMIP(TM) APPLICATION ACCELERATOR

     The OptimIP(TM) Application Accelerator works with WAN network optimization and bandwidth-management systems enabling IT groups to transparently manage overall quality of service, bandwidth, and application prioritization to maximize the ROI of existing corporate and campus networks.

     The OptimIP(TM) Application Accelerator supercharges any existing 10/100 Mbit Ethernet network to perform like Gigabit Ethernet which provides significant cost savings to organizations. The OptimIP(TM) solution maximizes the efficiency of converged network topologies to enable multiple applications with different performance characteristics to work efficiently and interdependently. This also ensures internal networks perform at maximum efficiency all while minimizing latency and congestion using existing bandwidth and equipment. Delay-sensitive and time-constrained applications such as VoIP and multimedia streaming require timely delivery and consistent network services. Additionally, ERP, CRM, database, Citrix, and other business applications are particularly sensitive to network congestion and thus dependent on the effective allocation of bandwidth. The OptimIP(TM) Application Accelerator ensures that business-critical applications receive appropriate network priority, while less important network traffic can be rate limited in order to streamline internal networks for maximum efficiency for every user, application and network.

OPTIMIP(TM) NETWORK PROTECTOR

     The OptimIP(TM) Network Protector restricts the misuse of personal applications, controls network bandwidth abuse, and ensures that mission-critical applications, such as VoIP, Citrix, database and ERP systems, execute consistently and reliably with highest possible performance.

     Procera's new OptimIP(TM) Network Protector can process up to 24 Gbps of sustained throughput at network speeds without introducing latency and provide guaranteed service levels for VoIP, streaming media and business-critical applications, such as ERP/MRP, database and other transaction-intensive applications -- all using existing bandwidth, LAN topologies and network equipment.

     Procera's OptimIP(TM) Network Protector provides LAN/WAN bandwidth management through rate limiting, with granular flow control down to 64 Kbit increments, eight priority queues, and managed bandwidth for latency- and congestion-sensitive applications, quality of service compatible with 802.1p, TOS, and DiffServ QoS topologies, and per-port and per-flow expert policy control -- all easily configurable from a graphical dashboard.

OPTIMIP(TM) COMPLIANCE EXECUTIVE

     The OptimIP(TM) Compliance Executive includes the functionality of the OptimIP Application Accelerator and the Network Protector and adds selective surveillance, data retention and archiving to facilitate meeting the new regulatory and governmental compliance regulations. The OptimIP(TM) Compliance Executive allows corporations to:

     - Archive business data and communications for compliance with government regulations and business policies
     - Implement selective and cloaked surveillance of potential internal fraud or other breaches of corporate policies and retain critical information required for evidence and prosecution.

     Procera's OptimIP Compliance Executive is a powerful appliance that provides network administrators with the ability to define high-level policies for traffic mirroring to network analyzers, log servers, Intrusion Detection Systems, etc. Businesses can record everything employees do online with the OptimIP(TM) Compliance Executive, including Websites visited, emails, and instant messages. Policies define which traffic to forward to the designated monitor port. The OptimIP filters traffic at wire-speed, so no latency is introduced and policies operate transparently to applications and users. Using the intuitive graphical user interface for Procera's OptimIP Compliance Executive, even a non-technical administrator can define policies down to the packet, user, or application level to provide a new level of security and compliance.

APPLICATIONS OF PROCERA'S TECHNOLOGY

     Procera's core technology of wire-speed information processing, based on the contents of the data packets, can be used as the foundation of myriad solutions - e.g., IT security, network performance management, capacity planning, storage archiving, hierarchical storage management, network traffic shaping, etc. Presently, Procera focuses on three major application areas: application bandwidth management over networks, network security inside the enterprise, and archiving of business communications for compliance.

     As network utilization consumed by non-business applications (for example, music downloads or Internet surfing) continue to grow, performance of business critical applications is seriously impacted. Procera's technology assists the performance of business critical applications using a variety of approaches like band width reservation, rate limiting, prioritization, etc. depending upon the needs and objectives of the enterprises.

     With the Internet, enterprise networks have become vulnerable not only to the security threats from the outside world, but also from the "trusted" users within the enterprise. Many cases of the security attacks originate from the employees in most companies. Unfortunately, traditional security systems like Firewall, IDS, IPS, etc., which were designed to provide protection from security attacks coming from outside, are not suitable to provide protection from inside threats. Procera's appliance provides protection through wire-speed inspection of the unique byte signatures of applications - a novel approach to security that is not provided by any port based traditional security system in the world.

     E-mail and message archiving is a specific storage application that has quickly emerged as a critical need. In addition to conventional e-mail traffic, instant messages (IMs), SMS/MMS cellular text messages, and wireless e-mail, e-mail and message archiving need to be monitored and properly indexed and archived for compliance with the regulations like HIPAA, Sarbanes Oxley, etc. Our technology provides a scalable, high performance IM archiving solution that can be installed in both wire-line and wirelessLANs and WANs, as well as in cellular telephone networks. Furthermore, our technology enables the control, monitoring, and archiving of any message type regardless of source or transport method. Current e-mail archiving solutions are typically limited to standard e-mail traffic passing through a company's e-mail server, and cannot effectively archive other types of messages.

DISTRIBUTION METHODS

     Procera currently markets and sells its products through a channel of world wide distributors, value added resellers (VARs), and system integrators (SIs). In early 2005, the Company hired and deployed an initial group of US domestic regional sales managers and international territory sales managers. Each manager is responsible for recruiting and developing a channel in his or her individual region or territory. That channel will consist of a mix of regional distributors, VARs and SIs. The sales managers are responsible for choosing, recruiting, training and motivating channel partners in their individual regions or territories. This market penetration strategy will be augmented by a concerted and concentrated OEM partner strategy. Procera recognizes the difficulty of attacking the large entrenched competitors in the network infrastructure equipment and router/switch market. While Procera positions its product line as a group of non-invasive network overlay appliances that deliver new and meaningful network management capabilities, Procera will pursue some of these existing networking infrastructure equipment incumbents as its OEM partners. Procera's product will enable these OEM customers and their channels to offer their customers the new Procera enabled capabilities and functionality in network security, control and optimization, without jeopardizing the deployment of any of their current equipment, or end user customer relationships.

     Procera has already begun signing and training a significant number of channel partners in all six domestic regions and selected international territories, and is in preliminary discussions with a few selected OEM's.

COMPETITION

     Procera's products and technology cut across several networking, security, and bandwidth management market segments, including Linux-based servers and networking hardware devices that control how, when and where voice, data and video are transmitted and received. Procera's intelligent network appliances are used to manage network content such as security (disallowing certain types of traffic), rate limiting, QoS (prioritizing traffic) and surveillance

(monitoring and archiving of email and instant messaging). However, Procera's management believes that no current competitor provides a hardware-based, application signature based identification that performs all of these solutions entirely at wire-speed.

     While the OptimIP(TM) network appliances do compete with the major networking, routing and switching brand leaders such as Cisco Systems, Inc., Foundry Networks and Extreme Networks, Inc., Procera's core technology also intersects many of the firewall, bandwidth management, and web content surfing/blocking companies like ServGate, Packeteer and Surf Control to control and manage how data flows through the network. The OptimIP(TM) network appliances provides the functionality of most of these single point solutions at a fraction of the purchase cost while also significantly reducing the overall cost of ownership due to ease of use of Procera's intuitive graphical user interface, network deployment, management and maintenance. OptimIP(TM) wire speed, network appliances are designed as cost effective alternatives to these costly, server-based products. Procera's advantage is that its products are able to intelligently process the data flowing in and out of the network across all ports at wire-speed which the server based product are unable to handle without significantly slowing down the network.

     Procera's market positioning is strengthened by a combination of factors. Firstly, unlike most of its competition in the firewall, bandwidth management, and web content control space which are almost all WAN facing, Linux server based and can only process data at a maximum rate of 1Gbps, Procera appliances can deliver 20 times more throughput at one-third the price against most of these competitors - all in a single port-based appliance. The servers and proxies sold by Procera's competitors require major network overhauls to direct the traffic through these single point solutions which require all data to be taken off the network, inspected, and then routed back into the LAN, thus causing the network to degenerate as a result of having only 1 port and 1 Gbps maximum throughput capacity. Procera's policy generation engine is hardware embedded, coupled with 24 10/100 ports on the OptimIP(TM) 2402 and 12 10/100/1000 ports on the OptimIP(TM) 12012, thus facilitating the capability of delivering deep packet inspection, and multi-port intelligence at true wire-speed, without causing network degradation.

MANUFACTURING

     Procera utilizes a hybrid manufacturing model that provides tremendous flexibility and control while offering quick turn around for prototype and small production lots through contract manufacturing companies located in the San Francisco Bay Area. This local capability also offers Procera quick turn response capability to any custom requirements that are often required by OEM customers and some foreign market opportunities. Procera utilizes two turn key off shore manufacturing companies located in the People's Republic of China and the Republic of Singapore. These operations are fully ISO 9001 certified and have a history or producing very high quality products of a similar complexity. Procea has received 100% tested product from both manufacturers and has established gold standard models. By having two suppliers, located in different parts of the Pacific Rim, Procera has protection from any potential work stoppage or localized political situation that might arise. Procera also has the proven capacity to address rapid expansion of its business. These manufacturers are known for their quality and competitiveness and have the proven capital resources to sustain and grow their businesses as might be required.

INTELLECTUAL PROPERTY

     Procera designed and developed the industry's first hardware engine that can process network data based on inspection of IP packet contents at wire-speed. A patent application was filed in May 2002 with the US Patent and Trademark Office covering the intellectual property (design, architecture and algorithms) of core technology. A second patent application was filed in August 2002 to cover further details and applications of our core technology and the underlying design and algorithms. Procera's management believes that these patent claims provide a very rich combination of design and algorithms fundamental to future solutions in the areas of IT security, network performance management, capacity planning, storage processing and archiving, and security surveillance, such as policy based time triggered actions (TTA) based on network content, application prioritization based on unique byte signatures, tagging packets with bytes for smart processing.

     Procera currently requires all employees to sign confidentiality agreements as well as proprietary information and inventions agreements. All the design and architecture work is done at its headquarters in Campbell, CA, and only low level protocol testing is outsourced to India to take advantage of low labor costs.

EMPLOYEES

     As of January 2, 2005, Procera employed 24 people, of which 11 were employed in engineering, 5 in operations, 3 in sales and marketing, and 5 in management and administration. None of Procera's employees are members of a labor union. Management believes that relations with its employees are good.

RISK FACTORS
------------

     Any of the following risks could materially adversely affect Procera's business, financial condition, or operating results.


     PROCERA IS AN EARLY STAGE COMPANY AND THE PRODUCT OF A RECENT MERGER, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.

     Procera was formed as a result of a merger of two separate companies, Procera Networks, Inc., a Delaware corporation ("PNI") and Zowcom, Inc., a Nevada corporation ("Zowcom"), in October 2003, and to date have only one fiscal year of combined operations. In addition, both Zowcom and PNI had only a limited operating history prior to the merger. Therefore, Procera has only a limited operating history upon which you can evaluate its business and prospects, and it has yet to develop sufficient experience regarding actual revenues to be received from its combined operations.

     Procera has only recently launched many of the products and services described herein and therefore is a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If Procera is unsuccessful in addressing these risks and uncertainties, its' business, results of operations and financial condition will be materially and adversely affected.


     PROCERA EXPECTS LOSSES FOR THE FORSEEABLE FUTURE.

     For the year ended January 2, 2005, Procera had net losses from operations of $6,363,169. Procera will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, Procera plans to invest heavily in marketing and promotion, to hire additional employees, and to enhance its network content and management technologies. Procera's management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for Procera's products. If Procera's revenue growth is slower than anticipate or its' operating expenses exceed expectations, its losses will be significantly greater. It may never achieve profitability.

     PROCERA MAY NEED FURTHER CAPITAL.

     Based on current reserves and anticipated cash flow from operations, Procera currently anticipates that the available funds will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion through June 2005. Thereafter, it will need to raise additional funds. If any of its assumptions is incorrect, Procera may need to raise capital before the end of June 2005. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to Procera or at all. If adequate funds are not available on acceptable terms, Procera may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on its business, results of operations and financial condition.

     HOLDERS OF PROCERA'S COMMON STOCK MAY BE DILUTED IN THE FUTURE.

     Procera is authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, its Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as its Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of its common stock held by existing stockholders. At January 2, 2005, there were 24,115,406 shares of common stock outstanding, common stock subscriptions for 5,762,500 shares, warrants to purchase 8,808,160 shares of common stock, stock options to purchase 3,173,000 shares of common stock, and rights to purchase 325,000 shares of common stock.

     On January 28, 2005, Procera filed a Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to register 17,878,031 shares of common stock in connection with the private placement of common stock in December 2004, and the Registration Statements filed by the Company on Form SB-2 declared effective on April 26, 2004 and June 30, 2004 by the Securities and Exchange Commission.

     COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND PROCERA'S INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT ITS BUSINESS OPERATIONS.

     Procera's future success will depend, to a significant extent, on the ability of its management to operate effectively, both individually and as a group subsequent to its recent merger. Given its early stage of development, Procera is dependent on its ability to attract, retain and motivate high caliber key personnel. Procera has recently expanded its sales force, and it is actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. Procera currently has a small indirect channel partner and end-user service and support organization and will need to increase its staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, Procera relies on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for its products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and Procera may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Procera's business will suffer if it encounters delays in hiring these additional personnel.

     Procera's performance is substantially dependent on the continued services and on the performance of its executive officers and other key employees, particularly Douglas J. Glader, its Chief Executive Officer, and Anil Sahai, its Chief Technical Officer. The loss of the services of any of its executive officers or key employees could materially and adversely affect Procera's business. Additionally, Procera believes it will need to attract, retain and motivate talented management and other highly skilled employees to be successful. It may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit Procera's employees. Procera does not have employment contracts with any of its personnel. Procera currently does not have key person insurance in place.

     PROCERA MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN ITS MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND HAVE SIGNIFICANTLY GREATER RESOURCES.

     Procera competes in a new, rapidly evolving and highly competitive sector of the networking technology market. It expects competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for Procera's products and could require increased spending by it on research and development, sales and marketing and customer support, any of which could have a negative financial impact on its business. Procera competes with Cisco Systems, Inc., Packeteer, Inc., Foundry Networks, Inc. and Extreme Networks, Inc., which sell products incorporating competing technologies. Procera also competes with several small private companies that utilize competing technologies to provide bandwidth management. In addition, its products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, Procera faces indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

     Many of Procera's competitors are substantially larger than it is and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than it can. Procera has encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of its competitors. Furthermore, some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of its prospective customers. These competitors may enter Procera's existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than its solutions. Given the market opportunity in the bandwidth management solutions market, Procera also expects that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of its products and services, perpetuate intense price competition or make its products obsolete. If any technology that is competing with Procera's is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for its products and services would decrease, which would harm its business.

     THE PROCERA FAMILY OF PRODUCTS IS CURRENTLY ITS ONLY SUITE OF PRODUCTS, AND ALL OF ITS CURRENT REVENUES AND A SIGNIFICANT PORTION OF ITS FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS.

     All of Procera's current revenues and a significant portion of its future growth depend on the commercial success of its family of products, which are the only products that it currently offers. If its target customers do not widely adopt, purchase and successfully deploy the Procera switching family of products, its revenues will not grow significantly.

     THE MARKET IN WHICH PROCERA COMPETES IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE IT MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

     The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If Procera does not regularly introduce new products in this dynamic environment, its product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for its products. Alternative technologies could achieve widespread market acceptance and displace the technology on which Procera has based its product architecture. Procera cannot assure you that its technological approach will achieve broad market acceptance or that other technologies or devices will not supplant its own products and technology.

     IF THE BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, PROCERA'S BUSINESS WILL FAIL.

     The market for bandwidth management solutions is in an early stage of development and its success is not guaranteed. Therefore, Procera cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for it to be successful, its potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt Procera's bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.

     FUTURE PERFORMANCE WILL DEPEND ON THE INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS.

     Procera's future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In the past, Procera has experienced delays in product development and such delays may occur in the future. The introduction of new and enhanced products may cause Procera's customers to defer or cancel orders for existing products.

     INTRODUCTION OF PROCERA'S NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF ITS EXISTING PRODUCTS WHICH COULD HARM ITS OPERATING RESULTS

     When Procera announces new products or product enhancements that have the potential to replace or shorten the life cycle of its existing products, customers may defer purchasing its existing products. These actions could harm Procera's operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing it to greater risk of product obsolescence.

     IF PROCERA IS UNABLE TO EFFECTIVELY MANAGE ITS GROWTH, IT MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR ITS PRODUCTS.

     Procera has rapidly and significantly expanded its operations and anticipate that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion could place a significant strain on Procera's management, products and support operations, sales and marketing personnel and other resources, which could harm its business.

     In the future, Procera may experience difficulties meeting the demand for its products and services. The installation and use of Procera's products requires training. If it is unable to provide training and support for its products, the implementation process will be longer and customer satisfaction may be lower. In addition, Procera's management team may not be able to achieve the rapid execution necessary to fully exploit the market for Procera's products and services. Procera cannot assure you that its systems, procedures or controls will be adequate to support the anticipated growth in its operations.

     Procera may not be able to install management information and control systems in an efficient and timely manner, and its current or planned personnel, systems, procedures and controls may not be adequate to support its future operations.

     PROCERA'S LIMITED ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT ITS ABILITY TO COMPETE.

     Procera relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. However, it cannot assure you that the actions it has taken will adequately protect its intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on its patents. Procera enters into confidentiality or license agreements with its employees, consultants and corporate partners, and controls access to and distribution of its software, documentation and other proprietary information. Despite Procera's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use its products or technology.

     Procera's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If Procera is found to infringe the proprietary rights of others, or if it otherwise settles such claims, it could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter its products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing its products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on its business, financial condition and results of operations.

     PROCERA'S DEPENDENCE ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF ITS MANUFACTURING REQUIREMENTS COULD HARM ITS OPERATING RESULTS.

     If the demand for Procera's products grows, it will need to increase its material purchases, contract manufacturing capacity, and internal test and quality functions. Any disruptions in product flow could limit its revenue, adversely affect its competitive position and reputation, and result in additional costs or cancellation of orders under agreements with its customers.

     Procera relies on independent contractors to manufacture its products. Procera does not have long-term contracts with any of these manufacturers. Delays in product shipments from contract manufacturers are not unusual. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on Procera's business and operating results.

     Procera does not know whether it will effectively manage its contract manufacturers or that these manufacturers will meet its future requirements for timely delivery of products of sufficient quality and quantity. Procera intends to transition the manufacture of some of its products from one contract manufacturer to another. Procera also intends to regularly introduce new products and product enhancements, which will require that it rapidly achieves volume production by coordinating its efforts with those of its suppliers and contract manufacturers. The inability of Procera's contract manufacturers to provide it with adequate supplies of high-quality products or a reduction in the number of contract manufacturers may cause a delay in its ability to fulfill orders and may have a material adverse effect on its business, operating results and financial condition.

     As part of Procera's cost-reduction efforts, it will need to realize lower per unit product costs from its contract manufacturers by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, Procera cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect Procera's gross margins and operating results.

     IF PROCERA'S PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, IT COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES.

     Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, Procera has experienced such errors in connection with new products and product upgrades. Procera expects that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on Procera's business by causing it to incur significant warranty and repair costs, diverting the attention of its engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if Procera's product is not accepted by customers due to defects, and such returns exceed the amount it accrued for defect returns based on its historical experience, its operating results would be adversely affected.

     Procera's products must successfully interface with products from other vendors. As a result, when problems occur in a computer or communications network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by Procera's products, could result in the delay or loss of market acceptance of its products and any necessary revisions may cause it to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on Procera's business, operating results and financial condition.

     PROCERA EXPECTS THE AVERAGE SELLING PRICES OF ITS PRODUCTS TO DECREASE, WHICH MAY REDUCE GROSS MARGIN OR REVENUE.

     The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We anticipate that the average selling prices of its products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by it or its competitors. Procera may experience substantial decreases in future operating results due to the erosion of its average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began at the end of 2000, coupled with the slow recovery of the broader economy.

     SOME OF PROCERA'S CUSTOMERS MAY NOT HAVE THE RESOURCES TO PAY FOR ITS PRODUCTS AS A RESULT OF THE CURRENT ECONOMIC ENVIRONMENT.

     In the current economic environment, some of Procera's customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe Procera. Furthermore, they may not order as many products from Procera as forecast, or cancel orders entirely. The inability of some of Procera's potential customers to pay it for its products may adversely affect its cash flow, the timing of its revenue recognition and the amount of revenue, which may cause its stock price to decline.

     LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT PROCERA'S FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     Recent regulatory changes, including the Sarbanes-Oxley Act of 2002, and future accounting pronouncements and regulatory changes, will have an impact on Procera's future financial position and results of operations. These changes and proposed legislative initiatives are likely to increase Procera's general and administrative costs. In addition, insurance costs, including health, workers' compensation and directors and officers' insurance premiums, have been dramatically increasing and likely to continue to increase in the future as a result of high claims rates over the past year. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses Procera reports under generally accepted accounting principles, and adversely affect its operating results.

     PROCERA'S PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND COMPLEX GOVERNMENT REGULATIONS OR ELSE ITS PRODUCTS MAY NOT BE WIDELY ACCEPTED, WHICH MAY PREVENT IT FROM GROWING ITS NET REVENUE OR ACHIEVING PROFITABILITY.

     The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. Procera will not be competitive unless it continually introduces new products and product enhancements that meet these emerging standards. In the past, Procera has introduced new products that were not compatible with certain technological standards, and in the future it may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Procera's products must comply with various United States federal government regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If Procera does not comply with existing or evolving industry standards or if it fails to obtain timely domestic or foreign regulatory approvals or certificates it will not be able to sell its products where these standards or regulations apply, which may prevent it from sustaining its net revenue or achieving profitability.

     FAILURE TO SUCCESSFULLY EXPAND PROCERA'S SALES AND SUPPORT TEAMS OR EDUCATE THEM ABOUT TECHNOLOGIES AND PROCERA'S PRODUCT FAMILIES MAY HARM PROCWERA'S OPERATING RESULTS.

     The sale of Procera's products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. Procera may not be able to increase net revenue unless it expands its sales and support teams in order to address all of the customer requirements necessary to sell its products.

     Procera cannot assure you that it will be able to successfully integrate employees into its company or to educate current and future employees in regard to rapidly evolving technologies and its product families. A failure to do so may hurt Procera's revenue growth and operating results.

     PROCERA MUST CONTINUE TO DEVELOP AND INCREASE THE PRODUCTIVITY OF ITS INDIRECT DISTRIBUTION CHANNELS TO INCREASE NET REVENUE AND IMPROVE ITS OPERATING RESULTS.

     Procera's distribution strategy focuses primarily on developing and increasing the productivity of its indirect distribution channels through resellers and distributors. If Procera fails to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of Procera's products may decrease and its operating results could suffer. Many of Procera's resellers also sell products from other vendors that compete with Procera's products. Procera cannot assure you that it will be able to enter into additional reseller and/or distribution agreements or that it will be able to successfully manage its product sales channels. Procera's failure to do any of these could limit its ability to grow or sustain revenue. In addition, Procera's operating results will likely fluctuate significantly depending on the timing and amount of orders from its resellers. Procera cannot assure you that its resellers and/or distributors will continue to market or sell its products effectively or continue to devote the resources necessary to provide it with effective sales, marketing and technical support.

     PROCERA'S HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT ITS OPERATIONS AND HARM ITS BUSINESS.

     Procera's corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to Procera and its manufacturers' property.

     In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to Procera, its employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on its operations and financial results. Procera currently does not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event. In the event of such an occurrence, Procera's business would suffer.

     ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON PROCERA'S BUSINESS.

     Procera may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when it believes they will assist it in carrying out its business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. Procera does not have any present understanding, nor is it having any discussions relating to any such acquisition or investment. If Procera buys a company, then it could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for Procera. An acquisition could distract Procera's management and employees and increase its expenses. Furthermore, Procera may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to its existing shareholders.

     ANTI-TAKEOVER PROVISIONS AND PROCERA'S RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF IT DIFFICULT.

     Procera a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of Procera, even if such change in control would be beneficial to stockholders. Procera's articles of incorporation provide that its Board of Directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire Procera. All of the foregoing could adversely affect prevailing market prices for Procera's common stock.

     PROCERA'S  COMMON  STOCK  PRICE  IS  LIKELY  TO  BE  HIGHLY  VOLATILE.

     The market price of Procera's common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of Procera's common stock following periods of volatility because of the market's adverse reaction to volatility. Procera cannot assure you that its stock will trade at the same levels of other stocks in its industry or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

   - actual or anticipated fluctuations in Procera's quarterly operating results;
   - announcements of technological innovations;
   - changes in financial estimates by securities analysts;
   - conditions or trends in the network control and management industry;
   - changes in the market valuations of other such industry related companies; and
   - the acceptance of market makers and institutional investors of Procera and its stock.

     In addition, Procera's stock is currently traded on the NASD O-T-C Market and it is uncertain that it will be able to successfully apply for listing on the American Stock Exchange or the NASDAQ National Market or SmallCap market in the foreseeable future due to the trading price for its Common Stock, market capitalization, its working capital and revenue history. Failure to list its shares on the American Stock Exchange or the National or SmallCap Markets will impair the liquidity for Procera's common stock.

     SHARES ELIGIBLE FOR FUTURE SALE BY PROCERA'S CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT ITS STOCK PRICE.

     To date, Procera has had a very limited trading volume in its common stock. Procera filed a registration statement on January 28, 2005 with the Securities and Exchange Commission covering the resale by certain selling stockholders of an aggregate of 17,878,031 shares of Procera's common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of Procera's common stock and could impair Procera's ability to raise capital at that time through the sale of its securities. See "Market For Common Equity and Related Stockholder Matters".

     ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE PROCERA'S STOCK PRICE TO DECLINE.

     Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of Procera's common stock and could impair its ability to raise capital through the sale of additional equity securities. As of January 2, 2005, Procera had 24,115,406 shares of common stock outstanding.

ITEM  2.     DESCRIPTION OF PROPERTY

     Procera's headquarters is located at 3175 South Winchester Boulevard, Campbell, California, 95008. Procera has a month to month lease and the rent is $8,832 per month for 6,032 square feet. Procera believes that its facilities are adequate for its needs and that additional suitable space will be available on acceptable terms as required.


ITEM  3.     LEGAL PROCEEDINGS

     None.


ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At Procera's Annual Meeting of Stockholders held on October 12, 2004, the following individuals were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders:

                   Shares Voted For  Shares Voted Against  Shares Abstaining  Shares No Vote  Total Shares
                   ----------------  --------------------  -----------------  --------------  ------------
Douglas J. Glader        17,609,503                     0                  0           6,575    17,616,078
Scott McClendon          17,609,503                     0                  0           6,575    17,616,078
Tom Saponas              17,609,503                     0                  0           6,575    17,616,078
Tom Williams             17,609,503                     0                  0           6,575    17,616,078

     The  following  proposals were also approved at Procera's Annual Meeting of
Stockholders:

                                                              SHARES
                                                SHARES VOTED   VOTED     SHARES    SHARES NO    TOTAL
                                                    FOR       AGAINST  ABSTAINING    VOTE       SHARES
                                                -----------  --------  ----------  ---------  ----------
Approve the ratification of the appointment of    17,609,503        0           0      6,575  17,616,078
Burr, Pilger & Mayer LLP as the Company's
independent accountants for the fiscal year
ending January 2, 2005

Approve the ratification of the 2004 Procera      12,361,906  588,500      25,000  4,640,672  17,616,078
Networks Stock Option Plan


                                     PART II
                                     -------

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

     Procera's common stock is quoted on the OTC Bulletin Board under the symbol "PRNW". Procera's common stock has been traded on the OTC Bulletin Board since June 24, 2003. Prior to that date, Procera's common stock was not actively traded in the public market. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as stated in the Over the Counter Bulletin Board Quarterly Trade and Quote Summary Report for the year ended January 2, 2005. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.
                                                           HIGH BID   LOW BID
                                                           ---------  --------
First Quarter 2004                                         $    3.74  $   2.10
Second Quarter 2004                                        $    3.20  $   1.58
Third Quarter 2004                                         $    1.83  $   1.26
Fourth Quarter 2004                                        $    2.09  $   0.49

     On January 2, 2005, the closing price of Procera's common stock on the OTCBB was $1.86.

HOLDERS

     As of January 2, 2005, Procera had approximately 93 holders of its common stock. The number of record holders was determined from the records of Procera's transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of Procera's common stock is Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

DIVIDEND POLICY

     Procera has not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Procera's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     From December 29, 2003 to the date of this annual report, Procera have sold the following unregistered securities.

     In January 2004, a warrant holder exercised a warrant to purchase 50,000 shares of the Company's restricted common stock at $0.075 per share.

     On April 22, 2004, Procera completed the acquisition of 100% of the outstanding stock of EZ2, Inc. ("EZ2"), a development stage company located in Saratoga, California, for 35,000 shares of the Company's restricted common stock valued at $71,750. EZ2 was co-founded by Dr. Anil Sahai who we hired as our Chief Technology officer on May 24, 2004. EZ2 designed and developed a switching platform for extensible mark-up language ("XML") and web services based applications. XML is a computer language or mechanism that identifies structured information in a data format, such as a document, graph, equation, or e-commerce transaction. Structured information contains both content (for example, words or pictures) and some indication of what role that content plays (for example, a heading, footnote, caption, or table). Procera plans to develop products for the XML market by taking advantage of the core technology of the EZ-2-XML platform to perform as a wire-speed packet processing engine.

     On April 26, 2004, the registration statement filed with the Securities and Exchange Commission covering the shares issued in the December 2003 private placement is declared effective by the Securities and Exchange Commission. Certain investors exercised the special warrants to purchase 1,086,250 shares of the Company's restricted common stock at $2.00 per share.

     In May 2004, a warrant holder exercised a warrant to purchase 26,000 shares of the Company's restricted common stock at $0.075 per share.

     In May 2004, Procera completed a private placement of 250,000 shares of the Company's restricted common stock for $2.00 per share and warrants to purchase 250,000 shares of common stock with Linden Growth Partners ("Linden Growth"). The warrants are exercisable, in whole or in part, for $2.00 per share, and expire June 30, 2006. Linden Growth completed a subscription agreement and a warrant agreement, and represented to the Company that they were accredited investors purchasing the shares for their own account. Linden Growth also received registration rights with respect to the 250,000 shares sold and the 250,000 shares to be issued pursuant to the warrants, and Procera has satisfied its obligations.

     On May 20, 2004, Procera completed the acquisition of the intellectual property of Ezyte, Inc. ("Ezyte"), a development stage company located in Saratoga, California, for 65,000 shares of the Company's restricted common stock valued at $106,600. Ezyte was co-founded by Dr. Anil Sahai who Procera hired as its Chief Technology officer on May 24, 2004. Ezyte developed high performance algorithms and architectures for storage systems like redundant array of disks ("RAID"), storage area network ("SAN"), remote copy, disaster recovery, and cache servers. Procera plans to use Ezyte's technology to expedite new offerings for storage applications and content filtering.

     In June 2004, Procera issued 20,000 shares of the Company's restricted common stock at $0.001 per share to a consultant as compensation for consulting services in connection with private placement of common stock.

     In October 2004, Procera issued 11,000 shares of the Company's restricted common stock at $0.92 per share to a marketing consultant as compensation for consulting services in connection with marketing and communications.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW.

     Headquartered in Campbell, CA, Procera Networks, Inc. ("Procera" or the "Company") develops intelligent network appliances that provide a non-intrusive, wire-speed network overlay to protect, control and optimize internal IP-based networks. Procera's OptimIP(TM) family of network appliances enables businesses of every size and type to regain control over their internal networks.

     Procera was formed as a result of a merger and plan of reorganization (the "Merger") between Zowcom, Inc. ("Zowcom") and Procera Networks, Inc. ("PNI"), a Delaware corporation incorporated on May 1, 2002. On October 16, 2003, PNI merged into Zowcom in a stock-for-stock transaction. As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom, and Zowcom changed its name to Procera Networks, Inc. ("Procera" or the "Company") (trading symbol OTC: BB: PRNW.OB). Zowcom was incorporated on July 11, 2001 and provided customized websites and web-based planning services. It generated less than $10,000 in revenues per year.

     You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

     Financial information for the period from May 1, 2002 (date of inception) to December 31, 2002 is the historical financial information of PNI. Financial information for the year ended December 28, 2003 is the historical financial information of PNI and Zowcom combined. Financial information for the year ended January 2, 2005 is the historical financial information of Procera.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 2, 2005 AND THE YEAR ENDED DECEMBER 28, 2003

Revenues
--------

     From the date of its inception on May 1, 2002 through January 2, 2005, Procera has operated as a development stage company, devoting all of its efforts and resources to developing and testing new products and preparing for introduction of its products into the market place. Accordingly, Procera has generated insignificant revenues from actual sales of its products during fiscal years ended December 28, 2003 and January 2, 2005, respectively.

     During the fiscal year ended December 28, 2003, Procera recognized revenues of $32,085 from sales of 14 of its MLS-XP product at an average selling price of $2,292. During the fiscal year ended January 2, 2005, Procera recognized revenues of $97,611 from: (a) sales of 28 of its MLS-XP product at an average selling price of $2,234; (b) sales of 3 of its new and improved 12012 product, which it introduced in the fourth quarter of 2004, at an average selling price of $3,700; (c) sales of third party products totaling of $12,783; and (d) sales of product accessories totaling $11,176. Procera is optimistic that significant revenues will be realized from sales of its new 12012 product during 2005.

Cost of Sales
-------------

     Cost of sales of $61,872 and $160,383 reported for the fiscal years ended December 28, 2003 and January 2, 2005 include: (a) the direct cost of materials for products sold; and (b) charges to write-down the value of Procera's inventories. Procera follows the accounting policy of valuing inventories at the lower of cost or market. Because on January 2, 2005, there were no orders for the purchase of its MLS-XP product for six months following that date, Procera considered the market value of this product to be zero and wrote-off $124,494 of its inventory cost. This reduction in valuation, however, does not mean that the product in question is defective or non-salable. The inventory amount of $126,413, reported on the Balance Sheet as of January 2, 2005, represents primarily the inventory value of Procera's new 12012 products as of that date. During the fiscal year ended December 28, 2003, inventory was written-down by $46,400 to recognize the reduction in inventory cost Procera achieved by switching the manufacture of its MLS-XP product to an offshore contract manufacturer.

     Because volume sales were not achieved, all fixed and variable manufacturing overhead costs for these periods were expensed and reported as engineering operating expenses. When volume sales are achieved, reported cost of sales will include applied manufacturing overhead, in addition to direct cost of materials sold. Charges for inventory write-downs are not expected to occur on a regular basis.

Gross Profit and Negative Margins:
----------------------------------

     Gross profits reported for the fiscal years ended January 2, 2005 and December 28, 2003 were ($62,772) and ($29,787), respectively. Excluding inventory write-downs, margins for the fiscal years ended January 2, 2005 and December 28, 2003 were 63% and 52%, respectively. These gross margins are not representative of gross margins expected for sales of Procera's products in volume, when fixed and variable manufacturing costs will be expensed as part of cost of sales rather than as operating expenses. On the other hand, charges for inventory write-downs, which reduced reported gross profit for the fiscal years ended January 2, 2005 and December 28, 2003 by $124,494 and $46,400,
respectively,  are  not  expected  to  occur  on  a  regular  basis.

                                                         Fiscal Year Ended
                                                -----------------------------------
                                                    January 2,        December 28,
                                                       2005               2003
                                                -------------------  --------------
Revenues                                        $           97,611   $      32,085
Cost of sales
 Direct material cost                                       35,889          15,472
 Inventory write-downs                                     124,494          46,400
                                                -------------------  --------------
Total cost of sales                                        160,383          61,872
                                                -------------------  --------------
Gross Profit                                    $          (62,772)  $     (29,787)
                                                ===================  ==============

Gross margin                                                   -64%            -93%
Gross margin (excluding inventory write-downs)                  63%             52%

Operating Expenses
------------------

     Operating  expenses  for  the  fiscal  year  ended  January 2, 2005 totaled
$6,285,048 as compared to $2,868,368 incurred during the fiscal year ended December 28, 2003. These expenses increased by $3,416,680 during 2004 as a result of the following:

(a) Expenses associated with 53rd reporting week                $   51,000
(b) Increase in headcount and pay periods during 2004            1,400,000
(c) Increase in employee stock based compensation                  984,000
(d) Increase in use of outside services                            485,000
(e) Increase in administrative expenses                            403,000
(f) Increase in sales and marketing expenses                       205,000
(g) Increase in equipment expenses                                 156,000
(h) Increase in audit, legal, and tax services                      40,000
(i) Decrease in engineering prototype expenses and facilities     (308,000)
    expenses
                                                                -----------
          Net increase in operating expenses                    $3,416,000
                                                                ===========

     (a) Procera maintains its financial records and reporting periods on a 52-53 week basis and the fiscal year ended January 2, 2005 represents a 53-week fiscal year, compared with 52 weeks for the fiscal year ended December 28, 2003. This extra week increased operating expenses by approximately $51,000 during the fiscal year ended January 2, 2005.

     (b) In 2004, 24 employees were paid normal salaries and benefits for the entire year. Whereas, in 2003: (a) 22 employees were paid minimum wage salaries of $2,340 per month for the first 3 months of the year; (b) the Company was closed and paid no salaries for the months of April and May 2003; and (c) 14 employees were paid 80% of normal salaries and benefits for the final 7 months of 2003. The net result of the foregoing circumstances caused personnel expenses to increase by approximately $1,400,000 during the fiscal year ended January 2, 2005.

     (c) Employee stock based compensation expense increased by approximately $984,000 during the fiscal year ended January 2, 2005 as a result of the Company granting 2,410,000 shares of stock options at option prices which were below market prices on the dates of grant. The amount of such compensation is determined by multiplying the difference between the market price per share and the option price per share times the total number of option shares granted and amortizing the product over the vesting period of the options.

     (d) Outside service expenses increased by approximately $485,000 as a result of: (a) expensing $264,000 of market value of warrants which the Company issued to investor relations consultants as compensation for services rendered to the Company; and (b) an increase in research and development consulting services expense of $221,000, relating to hardware and software design services for the new products introduced to the market in the fourth quarter of 2004.

     (e) Administrative expenses increased approximately $403,000, as a result of: (a) 12 months amortization of directors and officers insurance premiums during 2004, compared with 3 months of amortization during 2003, adding $119,000 to the increase; (b) amortization of $178,000 of the cost of intellectual property acquired in April and May 2004; (c) an increase of $56,000 in state and local business and sales tax expenses; and (d) an increase of $50,000 for telephone, office supplies, postage & freight expenses.

     (f) Sales and marketing expenses increased approximately $205,000 as a result of Procera's efforts in launching of our its products and installation of beta products at customer sites for testing and evaluation. This increase consisted of: (i)increased spending on sales and marketing consulting services of $120,000; (ii) an increase of $56,000 for travel & entertainment expenses; and (iii) an increase of $28,000 in expenses for evaluation units provided to potential customers for testing and evaluation.

     (g)  Equipment expenses increased by approximately $156,000 as a result of:
(i) $80,000 for annual software license and maintenance fees; (ii) $42,000 for increased depreciation expenses for equipment acquired in the Fall of 2003; and
(iii) $34,000 for renting of new test equipment during the fiscal year ended January 2, 2005.

     (h) Legal and audit services expenses increased approximately $40,000 as a result of Procera's filing two SB-2 Registration Statements with the Securities and Exchange Commission relating to its private placement financing transactions which closed in December 2003 and May 2004.

     (i) The increases in operating expenses set forth above were partially offset by a decrease in engineering prototypes expenses of approximately $295,000, and lower facilities expenses of approximately $13,000. During 2004 Procera subleased new office space in Campbell, California for lower facilities expenses of $6,832 for the first seven months and $8,832 for the last five months of 2004, compared to expenses of $22,775 per month for January, February and March 2003, no expenses for April and May 2003, and expenses of $5,500 for the last seven months of 2003.

Interest and Other Expense
--------------------------

     The amount of $21,725 reported as other expense for the year ended January 2, 2005 represents a 1% penalty paid in May 2004 to shareholders who invested $2,172,500 in Procera's common stock in December 2003. In accordance with terms of the stock subscription agreements executed by Procera in connection with its private placement investment transactions in December 2003, a 1% penalty was levied on gross proceeds received by Procera because the registration statement filed by Procera on January 8, 2004 was not declared effective by the Securities and Exchange Commission on or before April 9, 2004 (90 days from the filing date). The registration statement was declared effective on April 26, 2004. There is no interest expense incurred for the fiscal year of 2004.

     Interest expense of $344,599 for the year ended December 28, 2003 included a charge of $138,940 for the fair market value of a warrant which was issued to a lender during 2003. Interest expense associated with this warrant included a charge of $69,470 for a beneficial conversion feature embedded in the related unsecured convertible promissory note. The additional interest expense of $205,659 related to the increase in outstanding loan principal from $1,080,000 on January 1, 2003 to $1,355,000 on July 31, 2003. No interest was paid in cash during 2003. As of July 31, 2003, all outstanding loan principal of $1,355,000 and accrued interest of $258,833 was converted, at the option of all respective lenders, into 3,227,666 shares of Procera's restricted common stock.

     Procera has no loans outstanding as of January 2, 2005.

Net Loss
--------

     Procera incurred a net loss of $6,363,169 for the fiscal year ended January 2, 2005, compared to a net loss of $3,242,188 for the fiscal year ended December 28, 2003. During its continuing development phase, Procera has sustained operating losses and it expects such losses to continue through most of the fiscal year of 2005. Since Procera introduced new and improved versions of its hardware platform products during the fourth quarter of 2004 and it is optimistic that it will generate revenues from selling of these new products in 2005.

Liquidity and Capital Resources
-------------------------------

     From its date of inception (May 1, 2002) through December 31, 2002, Procera obtained the majority of its cash resources from the issuance of convertible notes payable, totaling $1,080,000. The remainder of its cash resources came from sales of $175,368, and the sale of stock to its founders for $8,115.

     During the first four months of 2003, Procera obtained cash resources from additional convertible loans, totaling $275,000.

     In May 2003, the outstanding amount of unpaid salary of $560,194 owed to former employees was converted into 1,120,388 shares of Procera's restricted common stock.

     In June 2003, Procera completed a private placement of 808,000 shares of PNI restricted common stock at $0.50 per share and issued warrants to purchase 404,000 shares of restricted common stock at a purchase price of $0.75 per share, raising an aggregate of $404,000 in gross proceeds. The warrants are exercisable immediately and expire in June 2008.

     In July 2003, the outstanding principal amount of the convertible notes payable of $1,355,000 and accrued interest and loan fees of $258,833 were converted into 3,227,666 shares of Procera's restricted common stock using a conversion rate of $0.50 per share. In addition, 361,893 shares of Procera's restricted common stock were issued to note holders in accordance with the terms of their agreements.

     In August 2003, Procera completed a private placement sale of 1,695,000 shares of its restricted common stock at $1.00 per share, raising an aggregate of $1,695,000 in gross proceeds.

     In October 2003, Procera issued an unsecured convertible promissory note in the amount of $500,000 to an investor, and a warrant to purchase 31,250 shares of its restricted common stock with an exercise price of $2.00 per share. The warrant is exercisable immediately and expires in October 2006. In December 2003, the outstanding principal amount of the convertible note payable and accrued interest of $5,918 were converted into 252,959 shares of Procera's restricted common stock, using a conversion rate of $2.00 per share.

     In December 2003, Procera completed a brokered private placement (the "Placement") of 2,172,500 shares of common stock. Procera raised a total of $4,345,000 in the Placement, receiving $2,172,500 in gross proceeds from the sale of 1,086,250 shares of common stock at $2.00 per share, and $2,172,500 from the sale of 1,086,250 shares of common stock to certain existing stockholders pursuant to the execution of special warrants in May 2004.

     On May 24, 2004, Procera completed a private placement transaction with one of its shareholders, who purchased 250,000 shares of Procera's common stock at $2.00 per share, providing Procera with additional gross proceeds of $500,000.

     In December 2004, Procera completed a private placement of 5,762,500 shares of restricted common stock to 23 institutional and accredited investors (the "December 2004 Investors") at a price of $0.80 per share, providing Procera with gross proceeds of $4,610,000. In connection with this private placement, Procera granted warrants to purchase an aggregate of 1,728,750 shares of its common stock at a per share exercise price of $1.25 and warrants to purchase an aggregate of 1,728,750 shares of its common stock at a per share exercise price of $1.37. The warrants are exercisable, in whole or in part, for three years following the effectiveness of the registration statement that Procera filed in January 2005. The Seidler Companies and PacificWave Capital served as placement agents for the transaction. The agents received a total of $228,125 in cash, warrants to purchase 346,409 shares of Procera's common stock, and 17,473 shares of Procera's common stock as compensation to their services.

     Procera's balance of cash and cash equivalents of $4,147,930 at January 2, 2005 represents the remaining net proceeds from the sales of common stock during the fourth quarter of fiscal 2004. Procera projects that cash and cash equivalents on hand at January 2, 2005 will be sufficient to support its operations growth through June 2005, without relying on incoming revenue from sales to customers. Procera expects that additional funds, from customer sales or equity financing, will need to be generated or located in order to sustain its operations through December 2005 and thereafter.

Material Commitments of Capital
-------------------------------

     Procera uses third-party contract manufacturers to assemble and test its products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, Procera's agreements with some of these manufacturers allow them to procure long lead-time component inventory on its behalf based on a rolling production forecast provided by Procera. Procera may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. In addition, Procera issues purchase orders to its third-party manufacturers that may not be cancelable at any time. As of January 2, 2005, Procera had approximately $92,253 of open non-cancelable purchase orders with its third-party manufacturers compared to $170,371 of open non-cancelable purchase orders as of December 28, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Procera's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Procera to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Procera evaluates estimates, including those related to bad debts, inventories and income taxes, on an ongoing basis. Procera bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Procera believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its financial statements:

REVENUE
-------

     Procera recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB 104). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Procera recognizes revenue from product sales upon shipment to the customer provided no significant obligations remain and collection of the receivable is probable. Upon shipment, Procera provides for estimated product returns and discounts.

     At the time product revenue is recognized, Procera estimates the amount of warranty costs to be incurred and record the amount as a cost of revenue. Procera's standard warranty period extends 12 months from the date of sale, and its estimate of the amount necessary to settle warranty claims is based primarily on its past experience with repair costs related to warranty claims. Although Procera believes its estimate is adequate and that the judgment it applies is appropriate, actual warranty costs could differ materially from its estimate. If actual warranty costs are greater than initially estimated, Procera's cost of revenues could increase in the future. Procera also provides a provision for estimated customer returns at the time product revenue is recognized. Its provision is based primarily on actual historical sales returns and its return policies. Procera's resellers generally do not have a right of return, and its contracts with original equipment manufacturers only provide for rights of return in the event Procera's products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by Procera to calculate estimated sales returns do not reasonably approximate future returns, revenue in future periods could be affected. For accounting arrangements that have multiple revenue generating activities, the Company recognized revenue from product shipments at the time of shipment under the terms of SAB 104.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

     Procera maintains an allowance for doubtful accounts for estimated bad debts. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

INVENTORIES
-----------

     Inventories are recorded at the lower of cost or market on a first-in, first-out basis. On an ongoing basis, Procera reviews for estimated obsolete or excess inventories and write down its inventories to their estimated net realizable value based upon its projections of future product demand and product lifecycle and product development plans. These write downs are reflected in Procera's cost of revenue. Actual product demand may differ from Procera's projections, in which case it may have understated or overstated the provision for excess and obsolete inventory, which would have an impact on its operating results.

WARRANTY RESERVE
----------------

     Procera generally warrants its products for a specific period of time, usually one year, against material defects. Procera provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent Procera's best estimate at the time of sale of the total costs that it will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, Procera reviews the accrued balances and update the historical warranty cost trends. If Procera were required to accrue additional warranty cost in the future, it would negatively affect operating results.

DEFERRED TAX VALUATION ALLOWANCE
--------------------------------

     The carrying value of Procera's deferred tax assets are dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. Should Procera determines that it would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Currently, Procera's deferred tax assets are fully reserved.

ITEM 7.  FINANCIAL STATEMENTS

                             PROCERA NETWORKS, INC.
                        (a development stage enterprise)



                                    Contents

                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm                  28

Audited Financial Statements:

     Balance Sheet                                                       29

     Statements of Operations                                            30

     Statements of Stockholders' Equity (Deficit)                        31 - 32

     Statements of Cash Flows                                            33

     Notes to Financial Statements                                       34 - 61

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
of Procera Networks, Inc.


We have audited the accompanying balance sheet of Procera Networks, Inc. (a development stage enterprise) as of January 2, 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended January 2, 2005, and for the period from May 1, 2002 (date of inception) to January 2, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procera Networks, Inc. as of January 2, 2005, and the results of its operations and its cash flows for each of the years in the two year period ended January 2, 2005, and for the period from May 1, 2002 (date of inception) to January 2, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Burr, Pilger & Mayer LLP

Palo  Alto, California
February 1, 2005

                                  PROCERA NETWORKS, INC.
                             (a development stage enterprise)

                                       BALANCE SHEET

                                     January 2, 2005

                                          ASSETS
Current assets:
     Cash and cash equivalents                                                 $  4,147,930
     Accounts receivable, net                                                        31,605
     Inventories, net                                                               126,413
     Prepaid expenses                                                               222,038
                                                                               -------------
              Total current assets                                                4,527,986

Property and equipment, net                                                          44,170
Other assets                                                                         80,615
                                                                               -------------
              Total assets                                                     $  4,652,771
                                                                               =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $     69,124
     Accrued liabilities                                                            476,243
                                                                               -------------
              Total current liabilities                                             545,367
                                                                               -------------

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        none issued and outstanding at January 2, 2005                                    -
     Common stock, $0.001 par value, 50,000,000 shares authorized; 24,115,406
        shares issued and outstanding at January 2, 2005                             24,115
     Common stock subscriptions                                                   4,324,375
     Additional paid-in-capital                                                  10,873,355
     Deficit accumulated during the development stage                           (11,114,441)
                                                                               -------------
              Total stockholders' equity                                          4,107,404
                                                                               -------------
              Total liabilities and stockholders' equity                       $  4,652,771
                                                                               =============

                     The accompanying notes are an integral
                       part of these financial statements

                                          PROCERA NETWORKS, INC.
                                     (a development stage enterprise)

                                         STATEMENTS OF OPERATIONS


                                                                                     Cumulative
                                                                                    Period from
                                                   Twelve Months Ended              May 1, 2002
                                         ------------------------------------   (Date of Inception)
                                            January 2,           December 28.            to
                                               2005                  2003         January 2, 2005
                                         ---------------------  --------------  --------------------
Sales                                    $             97,611   $      32,085   $           305,064

Cost of sales                                         160,383          61,872               312,130
                                         ---------------------  --------------  --------------------

     Gross profit                                     (62,772)        (29,787)               (7,066)
                                         ---------------------  --------------  --------------------


Operating expenses:

  Engineering                                       2,156,998       1,376,012             4,087,555

  Sales and marketing                                 900,952         340,912             1,566,102

  General and administrative                        3,227,098       1,151,444             5,017,207
                                         ---------------------  --------------  --------------------

     Total operating expenses                       6,285,048       2,868,368            10,670,864
                                         ---------------------  --------------  --------------------


     Loss from operations                          (6,347,820)     (2,898,155)          (10,677,930)


Interest and other income                               6,376             566                18,738

Interest and other expense                            (21,725)       (344,599)             (455,249)
                                         ---------------------  --------------  --------------------

     Net loss                           $         (6,363,169)  $  (3,242,188)  $       (11,114,441)
                                        =====================  ==============  ====================


     Net loss per share - basic
     and diluted                        $              (0.27)  $       (0.30)
                                        =====================  ==============


     Shares used in computing net loss
     per share-basic and diluted                  23,592,522      10,700,244
                                        =====================  ==============

                        The accompanying notes are an integral
                          part of these financial statements

                                   PROCERA NETWORKS, INC.
                              (a development stage enterprise)

                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               Period From May 1, 2002 (date of inception) to January 2, 2005

                                                                   ADDITIONAL
                                               COMMON STOCK          PAID-IN       COMMON STOCK SUBSCRIPTION
                                          -----------------------  ------------  -----------------------------
                                            SHARES       AMOUNT      CAPITAL        SHARES          AMOUNT
                                          ----------   ----------  ------------  ------------   --------------
  Issuance of common
    stock to founders
    at $0.001 per share from
    May - October 2002                     8,115,000   $    8,115  $         -              -   $           -
                                          -----------  ----------  ------------  -------------  --------------
  Common stock subscription
    issued in connection
    with advisory agreement at
    $0.001 per share in May 2002                                                    1,200,000            1,200
  Common stock subscription
    issued in connection
    with convertible notes payable
    at $0.001 and $0.01
    per share from June - December 2002                                               190,360            1,004

  Net loss                                -----------  ----------  ------------  -------------  --------------

Balances, December 31 , 2002               8,115,000        8,115            -      1,390,360            2,204

  Issuance of common stock
    to founders
    at $0.001 per share from
    January - August 2003                  3,750,000        3,750                 (1,200,000)          (1,200)
  Issuance of common stock
    to former employees for
    conversion of unpaid salary
    at $0.01 per share in May 2003         1,120,388        1,120       10,084
  Issuance of common stock
    for cash at $0.50 per
    share in June 2003, less
    issuance costs of $7,500                 808,000          808      395,692
  Issuance of common stock
    for cash at $0.001 per
    share upon exercise of
    warrants in June 2003                    500,000          500
  Issuance of common stock
    upon conversion of
    notes payable at $0.50
    per share in July 2003                 3,227,666        3,228    1,610,605
  Issuance of common
    stock to noteholders
    at $0.001 - $0.50 per share
    in January - July 2003                   361,893          362       28,915       (190,360)         (1,004)
  Issuance of common stock
    for services provided
    at $0.50 per share in
    July 2003                                 40,000           40       19,960
  Issuance of common stock
    for cash at $1.00 per
    share in August  2003, less
    issuance costs of $5,500               1,695,000        1,695    1,687,805
  Issuance of common stock
    in connection with
    merger with Zowcom
    at $0.001 in October 2003              1,610,000        1,610      (1,610)
  Issuance of common stock
    for cash at $0.001 per
    share upon exercise of
    warrants in November 2003                  5,000            5
  Issuance of common stock
    upon conversion of
    notes payable at $2.00
    per share in December 2003               252,959          253      505,665
  Issuance of common stock
    for cash at $2.00 per
    share in December 2003, less
    issuance costs of $299,109             1,086,250        1,086    1,872,305
  Fair value of common stock
    warrants issued to non-employees                                   324,852
  Issuance of unsecured convertible
    promissory note with
          Beneficial conversion feature                                 69,470
  Stock based employee compensation                                     84,688

  Net loss                                -----------  ----------  ------------  -------------  --------------

Balances, December 28, 2003               22,572,156       22,572    6,608,431              -               -

  Issuance of common stock
    for cash at $0.075 per
    share upon exercise of
    warrants in January 2004                  50,000           50        3,700
  Additional stock issuance costs                                      (2,104)
  Issuance of common stock
    to purchase EZ2, Inc.
    at $2.05 per share in
    April 2004                                35,000           35       71,715
  Issuance of common stock
    for cash at $2.00 per share
    upon exercise of special
    warrants in April & May 2004,
    less issuance cost of $172,054         1,086,250        1,086    1,999,360
  Issuance of common stock for
    cash at $2.00 per share in May 2004      250,000          250      499,750
  Issuance of common stock
    for cash at $0.075 per share
    upon exercise of
    warrants in May 2004                      26,000           26        1,924
  Issuance of common stock
    to purchase intellectual property of
    Ezyte, Inc. at $1.64
    per share in May 2004                     65,000           65      106,535
  Issuance of common stock
    in connection with
    private placement at
    $0.001 in June 2004                       20,000           20         (20)
  Issuance of common stock
    for services provided
    at $0.92 per share
    in October 2004                           11,000           11       10,109
  Common stock subscription
    issued in connection
    with private placement of
    common stocks at $0.80 per
    share in December 2004, less
    issuance costs of $285,625                                       5,762,500                       4,324,375
    Fair value of common stock
    warrants issued to non-employees                                   505,340
  Stock based employee compensation                                  1,068,615

  Net loss                                -----------  ----------  ------------  -------------  --------------

Balances, January 2, 2005                 24,115,406   $   24,115  $10,873,355      5,762,500   $   4,324,375
                                          ===========  ==========  ============  =============  ==============

                        The accompanying notes are an integral
                          part of these financial statements

                                             PROCERA NETWORKS, INC.
                                        (a development stage enterprise)

                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

                         PERIOD FROM MAY 1, 2002 (DATE OF INCEPTION) TO JANUARY 2, 2005


                                                                                     DEFICIT
                                                                                    ACCUMULATED
                                                                      RECEIVABLE     DURING THE        TOTAL
                                                                         FOR        DEVELOPMENT     STOCKHOLDERS'
                                                                        STOCK          STAGE       EQUITY(DEFICIT)
                                                                    -------------  -------------  ----------------
  ISSUANCE OF COMMON STOCK TO FOUNDERS
    AT $0.001 PER SHARE FROM MAY - OCTOBER 2002                     $          -   $          -   $         8,115
  COMMON STOCK SUBSCRIPTION ISSUED IN CONNECTION
    WITH ADVISORY AGREEMENT AT $0.001 PER SHARE IN MAY 2002               (1,200)                               -
  COMMON STOCK SUBSCRIPTION ISSUED IN CONNECTION
    WITH CONVERTIBLE NOTES PAYABLE AT $0.001 AND $0.01
    PER SHARE FROM JUNE - DECEMBER 2002                                                                     1,004

  NET LOSS                                                                           (1,509,084)       (1,509,084)
                                                                    -------------  -------------  ----------------

BALANCES, DECEMBER 31 , 2002                                              (1,200)    (1,509,084)       (1,499,965)

  ISSUANCE OF COMMON STOCK TO FOUNDERS
    AT $0.001 PER SHARE FROM JANUARY - AUGUST 2003                         1,200                            3,750
  ISSUANCE OF COMMON STOCK TO FORMER EMPLOYEES FOR
    CONVERSION OF UNPAID SALARY AT $0.01 PER SHARE IN MAY 2003                                             11,204
  ISSUANCE OF COMMON STOCK FOR CASH AT $0.50 PER
    SHARE IN JUNE 2003, LESS ISSUANCE COSTS OF $7,500                                                     396,500
  ISSUANCE OF COMMON STOCK FOR CASH AT $0.001 PER
    SHARE UPON EXERCISE OF WARRANTS IN JUNE 2003                                                              500
  ISSUANCE OF COMMON STOCK UPON CONVERSION OF
    NOTES PAYABLE AT $0.50 PER SHARE IN JULY 2003                                                       1,613,833
  ISSUANCE OF COMMON STOCK TO NOTEHOLDERS
    AT $0.001 - $0.50 PER SHARE IN JANUARY - JULY 2003                                                     28,273
  ISSUANCE OF COMMON STOCK FOR SERVICES PROVIDED
    AT $0.50 PER SHARE IN JULY 2003                                                                        20,000
  ISSUANCE OF COMMON STOCK FOR CASH AT $1.00 PER
    SHARE IN AUGUST  2003, LESS ISSUANCE COSTS OF $5,500                                                1,689,500
  ISSUANCE OF COMMON STOCK IN CONNECTION WITH
    MERGER WITH ZOWCOM  AT $0.001 IN OCTOBER 2003                                                               -
  ISSUANCE OF COMMON STOCK FOR CASH AT $0.001 PER
    SHARE UPON EXERCISE OF WARRANTS IN NOVEMBER 2003                                                            5
  ISSUANCE OF COMMON STOCK UPON CONVERSION OF
    NOTES PAYABLE AT $2.00 PER SHARE IN DECEMBER 2003                                                     505,918
  ISSUANCE OF COMMON STOCK FOR CASH AT $2.00 PER
    SHARE IN DECEMBER 2003, LESS ISSUANCE COSTS OF $299,109                                             1,873,391
  FAIR VALUE OF COMMON STOCK WARRANTS ISSUED TO NON-EMPLOYEES                                             324,852
  ISSUANCE OF UNSECURED CONVERTIBLE PROMISSORY NOTE WITH
          BENEFICIAL CONVERSION FEATURE                                                                    69,470
  STOCK BASED EMPLOYEE COMPENSATION                                                                        84,688

  NET LOSS                                                                           (3,242,188)       (3,242,188)
                                                                    -------------  -------------  ----------------

BALANCES, DECEMBER 28, 2003                                                    -     (4,751,272)        1,879,731

  ISSUANCE OF COMMON STOCK FOR CASH AT $0.075 PER
    SHARE UPON EXERCISE OF WARRANTS IN JANUARY 2004                                                         3,750
  ADDITIONAL STOCK ISSUANCE COSTS                                                                          (2,104)
  ISSUANCE OF COMMON STOCK TO PURCHASE EZ2, INC.
    AT $2.05 PER SHARE IN APRIL 2004                                                                       71,750
  ISSUANCE OF COMMON STOCK FOR CASH AT $2.00 PER SHARE
    UPON EXERCISE OF SPECIAL WARRANTS IN APRIL & MAY 2004,
    LESS ISSUANCE COST OF $172,054                                                                      2,000,446
  ISSUANCE OF COMMON STOCK FOR CASH AT $2.00 PER SHARE IN MAY 2004                                        500,000
  ISSUANCE OF COMMON STOCK FOR CASH AT $0.075 PER SHARE
    UPON EXERCISE OF WARRANTS IN MAY 2004                                                                   1,950
  ISSUANCE OF COMMON STOCK TO PURCHASE INTELLECTUAL PROPERTY OF
    EZYTE, INC. AT $1.64 PER SHARE IN MAY 2004                                                            106,600
  ISSUANCE OF COMMON STOCK IN CONNECTION WITH
    PRIVATE PLACEMENT AT $0.001 IN JUNE 2004                                                                    -
  ISSUANCE OF COMMON STOCK FOR SERVICES PROVIDED
    AT $0.92 PER SHARE IN OCTOBER 2004                                                                     10,120
  COMMON STOCK SUBSCRIPTION ISSUED IN CONNECTION
    WITH PRIVATE PLACEMENT OF COMMON STOCKS AT $0.80 PER
    SHARE IN DECEMBER 2004, LESS ISSUANCE COSTS OF $285,625                                             4,324,375
  FAIR VALUE OF COMMON STOCK WARRANTS ISSUED TO NON-EMPLOYEES                                             505,340
  STOCK BASED EMPLOYEE COMPENSATION                                                                     1,068,615

  NET LOSS                                                                           (6,363,169)       (6,363,169)
                                                                    -------------  -------------  ----------------

BALANCES, JANUARY 2, 2005                                           $          -   $(11,114,441)  $     4,107,404
                                                                    =============  =============  ================

                           The accompanying notes are an integral
                             part of these financial statements

                                                          PROCERA NETWORKS, INC.
                                                     (a development stage enterprise)

                                                         STATEMENTS OF CASH FLOW


                                                                                                                 Cumulative
                                                                                                                 Period from
                                                                              Fiscal Year Ended                  May 1, 2002
                                                             ----------------------------------------------- (Date of Inception)
                                                                    January 2,              December 28,             to
                                                                       2005                     2003           January 2, 2005
                                                             -------------------------  --------------------  ------------------
Cash flows from operating activities:
  Net loss                                                   $             (6,363,169)  $        (3,242,188)  $    (11,114,441)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Gain on disposal of property and equipment                                        -                     -            (11,796)
  Common stock issued for service rendered                                     10,120                31,204             41,324
  Accrued interest on convertible notes payable                                     -               177,451            264,751
  Stock based compensation                                                  1,068,615                84,688          1,153,303
  Fair value of warrants issued to non-employee                               505,340               394,322            899,662
  Common stocks subscriptions issued in connection
     with convertible notes payable                                                 -                28,273             29,277
  Depreciation                                                                 62,850                21,241             85,288
  Amortization of intangibles                                                 178,350                     -            178,350
  Changes in assets and liabilities:
    Accounts receivable                                                       (31,605)               23,289            (31,605)
    Inventory                                                                 (31,810)               33,392            122,790
    Prepaid expenses and other assets                                        (109,178)             (163,534)          (302,653)
    Accounts payable                                                           37,520              (110,455)            69,124
    Accrued liabilities                                                        81,181               (41,670)           176,243
                                                             -------------------------  --------------------  ------------------
            Net cash used in operating activities                          (4,591,786)           (2,763,987)        (8,440,383)
                                                             -------------------------  --------------------  ------------------

Cash flows from investing activities:
    Purchase of property and equipment                                        (34,442)              (36,772)           (81,865)
    Proceeds from sale of property and equipment                                    -                     -             15,000
    Decrease (increase) in restricted cash                                     10,000               (10,000)                 -
                                                             -------------------------  --------------------  ------------------
            Net cash used in investing activities                             (24,442)              (46,772)           (66,865)
                                                             -------------------------  --------------------  ------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                             2,500,446             3,963,141          6,471,702
    Proceeds from common stock subscription, net                            4,324,375                     -          4,324,375
    Proceeds from exercise of warrants                                          3,596                   505              4,101
    Proceeds from convertible notes payable                                         -               775,000          1,855,000
                                                             -------------------------  --------------------  ------------------
            Net cash provided by financing activities                       6,828,417             4,738,646         12,655,178
                                                             -------------------------  --------------------  ------------------

Net increase in cash and cash equivalents                                   2,212,189             1,927,887          4,147,930

Cash and cash equivalents, beginning of period                              1,935,741                 7,854                  -
                                                             -------------------------  --------------------  ------------------

Cash and cash equivalents, end of period                     $              4,147,930   $         1,935,741   $      4,147,930
                                                             =========================  ====================  ==================

Supplemental cash flow information:
 Cash paid for income taxes                                  $                  3,656   $               800   $          4,456

Non cash investing and financing activities:
 Property and equipment acquired with accrued liabilities    $                      -   $                 -   $         32,040
 Transfer of inventory to property and equipment             $                      -   $                 -   $         18,757
 Inventory acquired with accrued liabilities                 $                      -   $                 -   $        267,960
 Issuance of common stock in exchange for convertible
 notes payable and accrued interest                          $                      -   $         2,119,751   $      2,119,751
 Issuance of common stock in connection with merger
 with Zowcom, Inc.                                           $                      -   $             1,610   $          1,610
 Issuance of common stock in connection with acquisition of
 intellectual property from Ezyte, Inc.                      $                106,600   $                 -   $        106,600
 Issuance of common stock in connection with acquisition of
 EZ2, Inc.                                                   $                 71,750   $                 -   $         71,750
 Issuance of common stock in connection with note payable    $                      -   $            28,273   $         30,477
 Issuance of common stock pursuant to common stock
 subscription agreements                                     $                      -   $            30,477   $         30,477

                        The accompanying notes are an integral
                          part of these financial statements

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                               ___________________


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

     FISCAL YEAR

     The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the last Sunday of December and, as a result, an extra week is added every five or six years. Fiscal year 2004 ended January 2, 2005 has 53 weeks, whereas fiscal year 2003 ended December 28, 2003 has 52 weeks instead.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, at January 2, 2005, the Company has an accumulated deficit of $11,144,441 and has sustained an operating cash flow deficiency of $8,440,383 since inception. In addition, the Company had insufficient cash at January 2, 2005 to fund its operations for the next fiscal year. The Company's activities have been financed principally through borrowings and issuances of equity.

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

     ADVERTISING COSTS

     Advertising costs are expenses as incurred. Advertising expenses were not significant for the period ended January 2, 2005 and December 28, 2003.

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

     INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on the first-in, first-out ("FIFO") method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. All inventory on hand at January 2, 2005 were either finished goods or work-in-progress.

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

                                                                              CUMULATIVE
                                                                             PERIOD FROM
                                                 FISCAL YEAR ENDED           MAY 1, 2002
                                        --------------------------------  (DATE OF INCEPTION)
                                           JANUARY 2,       DECEMBER 28,          TO
                                              2005              2003       JANUARY 2, 2005
                                       -------------------  -------------  ------------------
Net loss as reported                          ($6,363,169)   ($3,242,188)     ($11,114,441)
Add: Stock-based employee
compensation expense
included in reported net loss,
net of related tax effects                      1,068,615         84,688         1,153,303
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax
effects                                          (969,854)       (84,688)       (1,054,542)
                                       -------------------  -------------  -----------------

Pro forma net loss                            ($6,264,408)   ($3,242,188)     ($11,015,680)
                                       ===================  =============  =================

Earnings per share basic and diluted:
As reported                                        ($0.27)        ($0.30)
Pro forma                                          ($0.27)        ($0.30)

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     STOCK BASED COMPENSATION, CONTINUED

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004:


                                         2004
                                       -------
Weighted average risk-free rate          2.37%
Expected life (years)                    3.38
Volatility                             118.00%
Dividend yield                              -


     Stock options granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," which are recorded at fair value of the consideration received or the fair value of the equity investments issued and they vest over a performance period. The fair value of such options is determined using the Black-Scholes option pricing model.

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

     The products from which Procera expects to derive material amounts of revenue are:
     (i) its Application Accelerator appliance product;
     (ii) its Network Protector appliance product; and
     (iii) its Compliance Executive appliance product.

     Each of these products may be sold mounted on either Procera's 8 Gbps hardware platform (2402) or Procera's 28 Gbps hardware platform (12012).

     Under standard terms, Procera provides products to direct customers under payment terms of net 30 days, with no right of return nor price protection provisions. Under standard terms, Procera provides initial products to indirect customers (value-added resellers) under payment terms of net 45 days, with the right to evaluate and return products in lieu of payment at the end of 45 days. Thereafter, under follow-on orders from value-added resellers Procera provides products under payment terms of net 30 days. Any terms other than those just described would be considered non-standard.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED


     REVENUE RECOGNITION, CONTINUED

     Products sold to an end-user customer have no rights of return, stock rotation rights, nor price protection rights. Products sold to an end-user customer may be returned for full credit or modification if, upon receipt by the customer, they do not satisfy the customer's expectations. Warranty liabilities are established based on historical experience of customer returns.


     RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred.


     SHIPPING AND HANDLING COSTS

     The Company includes shipping and handling costs associated with inbound and outbound freight in costs of goods sold.


     PRODUCT DEVELOPMENT COSTS

     The Company accounts for internally-generated software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which we have defined as completion of a working model. Internally-generated software related costs that were eligible for capitalization was approximately $75,000 of which approximately $26,000 has been amortized and charged to "Engineering" in the statements of operations for the year ended January 2, 2005. For year ended December 28, 2003, technical feasibility had not been established and thus all products development costs of $402,846 was charged to "Engineering" in the statements of operations.


     COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. To date, the Company's comprehensive income has equaled its net income.


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


     NET LOSS PER SHARE, CONTINUED

     The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive:


                                                 Fiscal Year Ended
                                        -----------------------------------
                                            January 2,        December 28,
                                               2005               2003
                                        -------------------  --------------
Numerator - Basic and diluted           $       (6,363,169)  $  (3,242,188)
                                        ===================  ==============

Denominator - basic and diluted
Weighted average common shares
 outstanding                                    23,592,522      13,159,835
Weighted average unvested common
 shares subject to repurchase                            -      (2,459,591)
                                        -------------------  --------------

Total                                           23,592,522      10,700,244
                                        ===================  ==============

Net loss per share - basic and diluted  $            (0.27)  $       (0.30)
                                        ===================  ==============

Antidilutive securities:
   Common stock subscriptions                    5,762,500               -
   Options                                       3,173,000               -
   Warrants                                      8,808,160       3,444,588
   Rights to purchase common stock                 325,000         575,000



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

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for companies that file as small business issuers. The adoption of SFAS 123R is expected to have a material impact on the Company's financial position and results of operations.


3.   MERGER WITH ZOWCOM, INC.

     On October 16, 2003, Zowcom, Inc., a Nevada corporation and public shell ("Zowcom"), merged with Procera Networks, Inc. a Delaware corporation ("PNI") (the "Merger") pursuant to an Agreement and Plan of Merger between Zowcom and PNI (the "Agreement").

     In the Merger, Zowcom issued 19,617,947 shares of its restricted common stock and warrants to purchase 1,479,000 shares of its restricted common stock to the stockholders of PNI in exchange for 100% of PNI's issued and outstanding shares of common stock and warrants. In addition, Zowcom's management, which held 6,000,000 shares of Zowcom's restricted common stock, tendered all of their shares for redemption by Zowcom in exchange for $88,000.

     As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom and Zowcom changed its name to Procera Networks, Inc. ("Procera").

     For accounting purposes, the merger is considered a capital transaction rather than a business combination and a recapitalization of PNI since Zowcom has only a minor amount of net assets and no operations. The transaction was valued based on the value of Zowcom's net tangible assets, with no goodwill recognized. The net tangible asset value was zero as Procera did not receive any of the assets or assume any of the liabilities of Zowcom. The statement of stockholder's equity (deficit) reflects the issuance of 1,610,000 shares of common stock which represents the outstanding shares of Zowcom's common stock at the time of the merger. The historical financial statements prior to October 16, 2003 are those of PNI.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                              ___________________


3.   MERGER WITH ZOWCOM, INC., CONTINUED

     The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Zowcom and PNI been a consolidated entity during the periods presented. The summary combines the results of operations as if the merger between Zowcom and PNI had taken place as of the beginning of the periods presented.

                                                      2003          2002
                                                  ------------  ------------
SALES                                             $    32,085   $   177,413
NET LOSS                                          $(3,284,163)  $(1,590,276)
NET LOSS PER SHARE - BASIC AND DILUTED            $     (0.27)  $     (0.38)


4.   BALANCE SHEET DETAILS

     Accounts receivable consist of the following at January 2, 2005:


Accounts receivable                $    81,593
Less: allowance for bad debts          (49,988)
                                    ------------
   Accounts receivable, net         $    31,605
                                    ============


     Inventory consist of the following at January 2, 2005:


WIP inventory                            $    17,820
Finished goods inventory                     177,968
Consignment inventory                         31,842
Less: inventory reserve for obsolescence    (101,217)
                                         ------------
   Inventories, net                      $   126,413
                                         ============


Prepaid expenses consist of the following at January 2, 2005:


Prepaid insurance premiums     $     41,674
Prepaid software licenses            78,128
Prepaid maintenance                  26,960
Prepaid expenses                     75,276
                               ------------
   Total prepaid expenses      $    222,038
                               ============

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________

4.   BALANCE SHEET DETAILS, CONTINUED

     Property and equipment consists of the following at January 2, 2005:


Tooling and test equipment         $    27,826
Office equipment                        33,898
Computer equipment                      49,742
Software                                15,905
Furniture and fixtures                   2,085
                                   ------------
     Total                             129,456
Less: accumulated depreciation         (85,286)
                                   ------------
      Property and equipment, net  $    44,170
                                   ============


     Other assets consist of the following at January 2, 2005:


Security deposit - HR and payroll services     $     50,615
Security deposit - Sales taxes collateral            30,000
                                               ------------
     Total other assets                        $     80,615
                                               ============


     Accrued liabilities consist of the following at January 2, 2005:


Payroll and related expenses         $    71,417
Accrued audit, tax & legal fees           84,285
Deferred revenue                           2,750
Accrued stock issuance cost              285,625
Contingent warranty liability              6,206
Other accrued expenses                    25,960
                                    ------------
     Total accrued liabilities       $   476,243
                                    ============


5.   ASSET  PURCHASES

     On April 22, 2004, the Company completed the acquisition of 100% of the outstanding stock of EZ2, Inc. ("EZ2"), a development stage company located in Saratoga, California, for 35,000 shares of the Company's restricted common stock valued at $71,750. EZ2 has been designing and developing a switching platform for XML (Extensible Mark-up Language) and Web Services based applications. XML is a mark-up language or mechanism that identifies structured information in a data format, such as a document, graph, equation, or e-commerce transaction. Structured information contains both content (for example, words or pictures) and some indication of what role that content plays (for example, a heading, footnote, caption, or table). The Company plans to develop products for the XML market by taking advantage of the core technology of the EZ-2-XML platform to perform as a wire-speed packet processing engine. The acquisition has been accounted for as an asset purchase since EZ2 did not meet the criteria of a business as defined in Statement of Financial accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business. The purchase price has been allocated to purchased technology as EZ2 had no tangible assets and has been fully amortized as of January 2, 2005.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________

5.   ASSET  PURCHASES,  CONTINUED

     On May 20, 2004, the Company completed the acquisition of the intellectual property of Ezyte, Inc. ("Ezyte"), a system performance management company located in Saratoga, California for 65,000 shares of the Company's restricted common stock valued at $106,600. Ezyte offered products and services for system performance management of packet switching networks, high performance routers, Internet architecture, wireless Internet and storage systems. Ezyte has developed high performance algorithms and architectures for storage systems like RAID (redundant array of disks), SAN (storage area network), Remote Copy, Disaster Recovery, Cache Servers, etc. Procera plans to use Ezyte's technology to expedite new offerings for storage applications and content filtering. The acquisition has been accounted for as an asset purchase since Ezyte did not meet the criteria of a business as defined in Statement of Financial accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets of a Business. The purchase price has been allocated to purchased technology and has been fully amortized as of January 2, 2005.

6.   INTANGIBLE ASSETS, NET

Intangible  assets  consist  of  the  following  at  January  2,  2005:

                                                   Gross                         Net
                                                Intangible    Accumulated    Intangible
                                                  Assets      Amortization     Assets
                                                -----------  --------------  -----------
Purchased technology acquired from EZ2, Inc.    $    71,750  $     (71,750)  $         -
Purchased technology acquired from Ezyte, Inc.      106,600       (106,600)            -
                                                -----------  --------------  -----------

Total intangible assets                         $   178,350  $    (178,350)  $         -
                                                ===========  ==============  ===========

     Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards No. 142, goodwill and Other Intangible Assets, was $178,350 for the fiscal year ended January 2, 2005 and zero for fiscal year ended December 28, 2003.


7.   CONVERTIBLE NOTES PAYABLE

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

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________



7.   CONVERTIBLE NOTES PAYABLE, CONTINUED


     In connection with the convertible notes payable issued in November 2002, the Company granted warrants to purchase common stock (Note 10).

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

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


7.   CONVERTIBLE NOTES PAYABLE, CONTINUED

     In October 2003, the Company issued an unsecured convertible promissory note in the amount of $500,000 to an investor. The principal amount of the convertible note payable, together with interest at 8% per annum, was originally due and payable on April 22, 2004. The outstanding principal and accrued interest of the note is convertible, at the option of the holder, into common stock at a conversion rate of $2.00 per share. In connection with the unsecured convertible promissory note, the Company granted warrants to purchase common stock (Note 10). The Company has accounted for a beneficial conversion feature embedded in the unsecured convertible promissory note in accordance with the provisions of Emerging Issues Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion feature, amounting to $69,470, represents an additional interest yield on the debt which may be converted at any time at the option of the holder into common stock. Accordingly, the beneficial conversion feature has been recorded as an immediate charge to interest expense in October 2003. In determining the amount of the beneficial conversion feature, the Company first allocated the gross proceeds from the unsecured convertible promissory note and the warrants based on their relative fair values; resulting in $430,530 of the proceeds assigned to the unsecured convertible promissory note and $69,470 assigned to the warrants. The warrants were valued at the issuance date using the Black Scholes option pricing model. Interest expense of $69,470 relating to the discount on the unsecured convertible promissory note associated with the warrants was recognized as interest expense over the period that the unsecured convertible promissory note was outstanding.

     In December 2003, the outstanding principal amount of the unsecured convertible note payable of $500,000 and accrued interest of $5,918 was converted into 252,959 shares of common stock at $2.00 per share.

     At January 2, 2005, the Company has no long-term or convertible debt outstanding.

8.   COMMITMENTS AND CONTINGENCIES

     In June 2003, the Company entered into a six month agreement for the sublease of 3,200 square feet of space for $1.00 per square foot plus $2,300 in monthly common area expenses and a one time deposit of $3,200. Upon expiration, the sublease will renew monthly, therefore there are no future minimum payments under this lease. In January 2004, the Company reached an agreement with the sub landlord to sublease an additional 1,332 square feet of space for $1.00 per square foot. The monthly rent increased to $4,532 plus $2,300 in monthly common area expenses. In July 2004, the Company subleased an additional 1,000 square feet of space for $1.00 per square foot from the sub landlord. The monthly rent increased to $5,532 plus $2,800 in monthly common area expenses. Rent expense for the year ended January 2, 2005, the year ended December 28, 2003 and for the cumulative period from May 1, 2002 (date of inception) to January 2, 2005 was $61,297, $83,476, and $246,773, respectively.

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

     PRODUCT WARRANTY

     The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual during the year ended January 2, 2005:

Warranty accrual, December 28, 2003             $   3,564
   Charged to cost of sales                         5,653
   Actual warranty expenditures                    (3,011)
                                                ----------
   Warranty accrual, January 2, 2005            $   6,206
                                                ==========


10.  STOCKHOLDERS' EQUITY (DEFICIT)

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


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     COMMON STOCK, CONTINUED

     In connection with the termination and rehiring of employees all restricted shares were vested.

     In June 2003, the Company completed a private placement of 808,000 shares of the Company's common stock at $0.50 per share. The Company received net proceeds of $396,500 after deducting the offering expenses. In connection with the private placement, the Company granted warrants to purchase common stock (Note 10 - Warrants).

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

     In December 2003, the Company completed a brokered private placement of 1,086,250 shares of the Company's common stock at $2.00 per share. The Company received net proceeds of $1,873,391 after deducting the offering expenses. In connection with the private placement, the Company granted warrants and special warrants to purchase common stock (Note 10 - Warrants and Special Warrants).

     On April 26, 2004, the registration statement filed with the Securities and Exchange Commission covering the shares issued in the December 2003 private placement is declared effective by the Securities and Exchange Commission. Certain investors exercised the special warrants to purchase 1,086,250 shares of common stock at $2.00 per share. The Company received net proceeds of $2,000,446 after deducting the offering expenses. In connection with the exercise of Special Warrants, the Company granted warrants to purchase common stock (Note 10 - Warrants).

     In May 2004, the Company completed a private placement of 250,000 shares of common stock for $2.00 per share. The Company received proceeds of $500,000. In connection with the private placement, the Company granted warrants to purchase common stock (Note 10 - Warrants).


     COMMON STOCK SUBSCRIPTIONS

     In connection with the convertible notes payable (Note 7), the Company agreed to issue 190,360 shares of common stock in 2002 and 171,533 shares of common stock in 2003 to the holders of the notes. The Company has recorded the earned shares as a common stock subscription which resulted in a charge to interest expense of $1,004 in 2002 and $28,273 in 2003. In May 2002, the Company entered into an advisory agreement with a director and agreed to issue 1,200,000 shares of common stock at $0.001 per share.

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

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     COMMON STOCK SUBSCRIPTIONS, CONTINUED

     In December 2004, 23 institutional and accredited investors (the "December 2004 Investors"), each signed a Subscription Agreement, applied to purchase a total of 5,762,500 shares of the Company's restricted common stock for $0.80 per share for a total of $4,324,375, net of issuance cost of $285,625. Under the Subscription Agreements, the Company granted warrants to purchase common stock (Note 10 - Warrants) .

     WARRANTS

     In November 2002, the Company issued warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $0.075 per share, respectively, in connection with the convertible notes payable (Note 7). The warrants are exercisable immediately and expire in November 2007. The fair value of warrants calculated using the Black-Scholes option pricing model was not considered material, and accordingly, no value was ascribed to them for financial reporting purposes.

     In December 2002, the Company issued warrants to purchase 100,000 shares and 75,000 shares of common stock to two advisory board members with an exercise price of $0.075 per share. The vesting terms of the warrants are based on completion of service on the advisory board over a two year period, with the initial vesting occurring upon signing of the agreement. The warrants expire in December 2007. One of the agreements was signed in 2002 and the other in 2003. The fair value of the warrants will be calculated quarterly using the Black-Scholes option pricing model and the Company will record quarterly charges over the vesting period of the warrants. For the year ended January 2, 2005, the Company recorded charges of $(8,840) and $(386) relating to these warrants. For the year ended December 28, 2003, the Company recorded charges of $135,975 and $104,340 relating to these warrants. The fair value of the warrants was not considered material in 2002, and accordingly, the Company did not record any charges relating to these warrants in 2002.

     In December 2002, the Company issued warrants to purchase 400,000 shares of common stock for advisory services with an exercise price of $0.01 per share. The vesting terms of the warrant are based on completion of advisory services and the attainment of certain milestones relating to OEM customers. The warrants expire in June 2004 unless the advisor has not exercised his vested warrant then the advisor shall have an additional three years to exercise the vested warrants. At December 28, 2003, 200,000 of the warrants have vested in connection with advisory services. The Company calculated the fair value of the vested warrants using the Black-Scholes option pricing model and recorded a charge of $1,075 relating to this warrant. The warrant will be revalued as it vests and future charges will be recorded based on the amount of the warrant that vests.

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

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     WARRANTS, CONTINUED

     In June 2003, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $0.50 per share to a legal firm in connection with their engagement to provide legal services to the Company. The warrants are exercisable immediately and expire in June 2008. The fair value of the warrants calculated using the Black-Scholes option pricing model was $13,992 and was recognized as legal fees in the year ended December 28, 2003.

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

     In October 2003, the Company issued warrants to purchase 31,250 shares of common stock with an exercise price of $2.00 per share in connection with the unsecured convertible notes payable (Note 5). The warrants are exercisable immediately and expire in June 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $69,470 and was recorded as a discount on the debt and amortized to interest expense over the life of the debt. During the year ended December 28, 2003, $138,940 was charged to interest expense.

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

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     WARRANTS, CONTINUED

     On April 22, 2004, the Company issued warrants to purchase 15,000 shares of the Company's restricted common stock at a price of $2.05 per share to an independent contractor as additional compensation to perform sales and marketing services. The warrants were 50% exercisable on July 15, 2004 and the remaining 50% will be exercisable on January 15, 2005. The warrants expire on January 22, 2007. The fair value of vested warrants calculated using the Black-Scholes option pricing model was $16,219 and has been recorded as expense for consulting service for the year ended January 2, 2005.

     In May 2004, the Company issued warrants to purchase 250,000 shares of common stock with an exercise price of $2.00 per share to certain investors in connection with the private placement in May 2004. The warrants are exercisable immediately and expire on June 30, 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $82,171. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants.

     In May 2004, the Company issued warrants to purchase 1,086,250 shares of common stock with an exercise price of $2.00 per share to certain investors in connection with the exercise of Special Warrants in May 2004. The warrants are exercisable immediately and expire one year following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $539,691. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants.

     In May 2004, the Company issued warrants to purchase 110,663 shares of common stock with an exercise price of $2.00 per share to the placement agents in connection with the exercise of Special Warrants in May 2004. The warrants are exercisable immediately and expire one year following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $55,516 and has been recorded as additional issuance costs of the transaction.

     On August 27, 2004, the Company issued warrants to purchase 400,000 shares of the Company's restricted common stock at a price of $1.40 per share to a financial communication firm, as compensation to perform marketing and promotional services. The warrants are exercisable in one third increment, the initial 33% were exercisable on August 2, 2004, the second 33% were exercisable on November 2, 2004, and the remaining warrants will be exercisable on February 2, 2005. The warrants expire on August 2, 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $253,144 and has been recorded as consulting expenses for the year ended January 2, 2005.

     On August 27, 2004, the Company issued warrants to purchase 100,000 shares of the Company's restricted common stock at a price of $1.56 per share to a consulting firm, as compensation to perform marketing and promotional services. The warrants are exercisable immediately and expire on August 12, 2007. The fair value of warrants calculated using the Black-Scholes option pricing model was $76,094 and has been recorded as consulting expenses for the year ended January 2, 2005.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     WARRANTS, CONTINUED

     On August 27, 2004, the Company issued warrants to purchase 60,000 shares of the Company's restricted common stock at a price of $1.60 per share to consulting firm, as additional compensation to perform marketing and promotional services. The warrants vest over a five-month period with the initial 50% occurring in September 2004, 25% in October 2004 and 25% in December 2004. The warrants expire on August 4, 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $54,026 and has been recorded as consulting expenses for the year ended January 2, 2005.

     On August 27, 2004, the Company issued the following warrants: (a) a warrant to purchase 300,000 shares of the Company's restricted common stock at a price of $1.50 per share, with a net exercise option, exercisable on or before September 1, 2006; (b) a warrant to purchase 200,000 shares of the Company's restricted common stock at a price of $2.50 per share, exercisable on or before September 1, 2005; and (c) a warrant to purchase 200,000 shares of the Company's restricted common stock at a price of $3.00 per share, exercisable on or before September 1, 2005 to a consulting firm, as compensation to perform marketing and promotional services over a twelve month period. The fair value of warrants calculated using the Black-Scholes option pricing model was $132,207 and has been recorded as consulting expenses for the year ended January 2, 2005.

     In December 2004, the Company issued warrants to purchase 1,728,750 shares of the common stock at a per share exercise price of $1.25 and warrants to purchase 1,728,750 shares of the common stock at a per share exercise price of $1.37 to certain investors in connection with the private placement in December 2004. The warrants are exercisable immediately and expire three years following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $4,873,580. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants.

     In December 2004, the Company issued warrants to purchase 173,206 shares of common stock with an exercise price of $1.25 per share and warrants to purchase 173,203 shares of common stock with an exercise price of $1.37 per share to the placement agents in connection with the private placement in December 2004. The warrants are exercisable immediately and expire three years following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $488,287 and has been recorded as additional issuance costs of the transaction.

     At January 2, 2005, warrants to purchase 8,808,160 shares of common stock are outstanding.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     WARRANTS, CONTINUED

     The following table sets forth the key terms of these warrants:

                                                                        WEIGHTED
                                                                         AVERAGE          REASONS FOR
DATE OF  UNDERLYING     SHARES            VESTING OF      EXPIRATION    EXERCISE           GRANT OF
 GRANT   SECURITY       GRANTED             GRANT            DATE         PRICE            WARRANTS
-------  ------------  ---------        --------------  --------------  ---------  -------------------------
11/2002  Common stock     20,000   (1)  Immediate       11/2007         $   0.075  Raising capital
                                        Over 2 year
12/2002  Common stock    175,000   (2)  service period  12/2007         $   0.075  Board services
12/2002  Common stock    400,000   (3)  Milestones      01/2005         $   0.010  Customer base
06/2003  Common stock    404,000   (4)  Immediate       06/2008         $   0.720  Raising capital
06/2003  Common stock     50,000   (5)  Immediate       06/2008         $   0.500  Legal services
10/2003  Common stock      6,125   (6)  Immediate       10/2006         $   2.000  Raising capital
10/2003  Common stock     31,250   (7)  Immediate       06/2006         $   2.000  Raising capital
                                                        1 year after
                                                        effective date
12/2003  Common stock  1,195,963   (8)  Immediate       of SB-2         $   2.000  Raising capital
                                        Over 9 months                              Consulting
04/2004  Common stock     15,000   (9)  period          01/2007         $   2.050  services
                                                        1 year after
                                                        effective date
05/2004  Common stock  1,196,913  (10)  Immediate       Of SB-2         $   2.000  Raising capital
                                                        2 years after
                                                        effective date
05/2004  Common stock    250,000  (11)  Immediate       of SB-2         $   2.000  Raising capital
                                                                                   Investor/Public
                                        Over 6 months                              Relations
08/2004  Common stock    400,000  (12)  period          08/2006         $   1.400  services
                                                                                   Investor/Public
                                        Over 5 months                              Relations
08/2004  Common stock     60,000  (13)  period          08/2006         $   1.600  services
                                                                                   Investor/Public
                                                                                   Relations
08/2004  Common stock    100,000  (14)  Immediate       08/2007         $   1.560  services
                                                                                   Investor/Public
                                                                                   Relations
08/2004  Common stock    300,000  (15)  Immediate       09/2006         $   1.500  services
                                                                                   Investor/Public
                                                                                   Relations
08/2004  Common stock    200,000  (16)  Immediate       09/2005         $   2.500  services
                                                                                   Investor/Public
                                                                                   Relations
08/2004  Common stock    200,000  (17)  Immediate       09/2005         $   3.000  services
                                                        3 years after
                                                        effective date
12/2004  Common stock  1,901,956  (18)  Immediate       of S-3          $   1.250  Raising capital
                                                        3 years after
                                                        effective date
12/2004  Common stock  1,901,953  (19)  Immediate       of S-3          $   1.370  Raising capital
                       ---------
                       8,808,160                                        $   1.484
                       =========

(1) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $0.01 per share; (ii) exercise price of $0.075 per share; (iii) expected life of five years; (iv) volatility of 65%; (v) risk-free rate of 3.05%; and (vi) annual dividend of 0%.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     WARRANTS, CONTINUED

     (2) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $3.05 per share;
     (ii) exercise price of $0.075 per share; (iii) expected life of five years;
     (iv) volatility of 65%; (v) risk-free rate of 3.03%; and (vi) annual dividend of 0%.

     (3) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $0.01 per share;
     (ii) exercise price of $0.01 per share; (iii) expected life of four and half years; (iv) volatility of 65%; (v) risk-free rate of 2.70%; and (vi) annual dividend of 0%.

     (4) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: i) current stock price of $0.50 per share;
     (ii)  exercise price of $0.75 per share; (iii) expected life of five years;
     (iv) volatility of 65%; (v) risk-free rate of 2.28%; and (vi) annual dividend of 0%.

     (5) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $0.50 per share;
     (ii)  exercise price of $0.50 per share; (iii) expected life of five years;
     (iv) volatility of 65%; (v) risk-free rate of 2.35%; and (vi) annual dividend of 0%.

     (6) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $6.05 per share;
     (ii) exercise price of $2.00 per share; (iii) expected life of three years;
     (iv) volatility of 65%; (v) risk-free rate of 2.35%; and (vi) annual dividend of 0%.

     (7) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $2.00 per share;
     (ii) exercise price of $2.00 per share; (iii) expected life of three years;
     (iv) volatility of 65%; (v) risk-free rate of 2.35%; and (vi) annual dividend of 0%.

     (8) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $3.70 per share;
     (ii)  exercise  price  of $2.00 per share; (iii) expected life of one year;
     (iv) volatility of 65%; (v) risk-free rate of 2.35%; and (vi) annual dividend of 0%.

     (9) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.64 per share;
     (ii) exercise price of $2.05 per share; (iii) expected life of three years;
     (iv) volatility of 92%; (v) risk-free rate of 2.37%; and (vi) annual dividend of 0%.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     WARRANTS, CONTINUED

     (10) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.95 per share;
     (ii)  exercise  price  of $2.00 per share; (iii) expected life of one year;
     (iv) volatility of 65%; (v) risk-free rate of 2.33%; and (vi) annual dividend of 0%.

     (11) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.66 per share;
     (ii)  exercise  price  of $2.00 per share; (iii) expected life of one year;
     (iv) volatility of 65%; (v) risk-free rate of 2.59%; and (vi) annual dividend of 0%.

     (12) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.63 per share;
     (ii)  exercise  price of $1.40 per share; (iii) expected life of two years;
     (iv) volatility of 103%; (v) risk-free rate of 2.78%; and (vi) annual dividend of 0%.

     (13) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.63 per share;
     (ii)  exercise  price of $1.60 per share; (iii) expected life of two years;
     (iv) volatility of 103%; (v) risk-free rate of 2.78%; and (vi) annual dividend of 0%.

     (14) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.40 per share;
     (ii) exercise price of $1.56 per share; (iii) expected life of three years;
     (iv) volatility of 87%; (v) risk-free rate of 2.85%; and (vi) annual dividend of 0%.

     (15) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.40 per share;
     (ii)  exercise  price of $1.50 per share; (iii) expected life of two years;
     (iv) volatility of 87%; (v) risk-free rate of 2.48%; and (vi) annual dividend of 0%.

     (16) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.40 per share;
     (ii)  exercise  price  of $2.50 per share; (iii) expected life of one year;
     (iv) volatility of 87%; (v) risk-free rate of 2.03%; and (vi) annual dividend of 0%.

     (17) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.40 per share;
     (ii)  exercise  price  of $3.00 per share; (iii) expected life of one year;
     (iv) volatility of 87%; (v) risk-free rate of 2.03%; and (vi) annual dividend of 0%.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     WARRANTS, CONTINUED

     (18) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.86 per share;
     (ii) exercise price of $1.25 per share; (iii) expected life of three years;
     (iv) volatility of 118%; (v) risk-free rate of 3.25%; and (vi) annual dividend of 0%.

     (19) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.86 per share;
     (ii) exercise price of $1.37 per share; (iii) expected life of three years;
     (iv) volatility of 118%; (v) risk-free rate of 3.25%; and (vi) annual dividend of 0%.

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

     On April 26, 2004, the registration statement filed with the Securities and Exchange Commission covering the shares issued in the December 2003 private placement is declared effective by the Securities and Exchange Commission. Certain investors exercised the special warrants to purchase 1,086,250 shares of common stock at $2.00 per share. The Company received net proceeds of $2,000,446 after deducting the offering expenses. In connection with the exercise of Special Warrants, the Company granted warrants to purchase common stock (Note 10 - Warrants).

     At January 2, 2005, there is no special warrants outstanding.

     RIGHT TO PURCHASE COMMON STOCK

     In July, August and September 2003, the Company granted the right to purchase 250,000 shares, 175,000 shares and 150,000 shares with exercise prices of $0.075, $0.10 and $0.25 per share, respectively, to employees in connection with employment agreements. The rights vest over a three year period and expire in July, August and September 2006. The Company will record stock compensation expense for the excess of the deemed fair market value over the exercise price at the date of issuance. The compensation expense is being recognized over the vesting period of three years using the straight line method. For the years ended January 2, 2005 and December 28, 2003, the Company recorded stock compensation expense of 1,068,615 and $84,688, respectively.

     In September 2004, one employee terminated his employment with the Company and 119,800 shares of unvested rights to purchase common stock expired. In November 2004, sixty days after the termination of employment for this employee, 130,200 shares of vested rights to purchase common stock expired.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED


     RIGHT TO PURCHASE COMMON STOCK, CONTINUED

     Stock compensation to be recorded in future periods will be $67,500 in 2005 and $41,719 in 2006. The amount of stock compensation expense to be recorded in future periods could decrease if the stock purchase rights do not fully vest.

     At January 2, 2005, there are 325,000 shares of the above rights to purchase common stock outstanding.


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


     STOCK OPTION PLANS

     Under the Company's 2003 Stock Option Plan and its 2004 Stock Option Plan (the "Option Plans"), 5,000,000 shares of Common Stock are authorized for issuance to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms up to ten years. Under the terms of the Option Plans, 16.7% of the stock options granted to employees will vest six months after the date of employment, and the remaining stock options will continue to vest ratably over the remainder of the three-year vesting period. Certain grants of options to employees after the initial grant of options to employees vest over three years. Certain grants to member of the Company's Board of Directors in compensation for their services vest over their current term of office of one year.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


10.  STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED

     STOCK OPTION PLANS, CONTINUED

     The following table summarizes stock option activity:

                                                  Options Outstanding
                                             ------------------------------
                                                                  Weighted
                                  Shares                           Average
                                 Available         Number         Exercise
                                 for Grant        of Shares         Price
                                -----------  -------------------  ---------
  Balance at December 31, 2002           -                     -          -
    Authorized                   2,500,000                     -          -
    Granted                              -                     -          -
    Exercised                            -                     -          -
    Canceled                             -                     -          -

  Balance at December 28, 2003   2,500,000                     -          -
                                -----------  -------------------
    Authorized                   2,500,000                     -          -
    Granted                     (3,173,000)            3,173,000  $    1.41
    Exercised                            -                     -          -
    Canceled                             -                     -          -

                                -----------  -------------------
  Balance at January 2, 2005     1,827,000             3,173,000  $    1.41
                                ===========  ===================

     The following table summarizes outstanding and exercisable options at January 2, 2005:

                                Options Outstanding                     Options Exercisable
                   -------------------------------------------------  ----------------------
                                            Weighted
                                             Average        Weighted                Weighted
                       Number of            Remaining        Average    Number of    Average
                        Options              Life in        Exercise     Options    Exercise
Exercise Prices       Outstanding             Years           Price    Exercisable    Price
----------------  -------------------  ------------------  ----------  ----------  ---------
0.92 to $1.00                675,000                 9.78  $    0.89       37,224  $    0.92
1.01 to $2.00              2,403,000                 9.50  $    1.50    1,269,750  $    1.50
2.01 to $3.00                 35,000                 9.30  $    2.05        7,778  $    2.05
3.01 to $4.00                 60,000                 9.18  $    3.35       60,000  $    3.35

                  ------------------                                    ---------
0.92 to $4.00              3,173,000                 9.54  $    1.41    1,374,752  $    1.57
                  ==================                                    =========

     During fiscal year ended January 2, 2005, the Company granted options with a weighted-average fair value of approximately $1.97 per share.

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

                                                 FISCAL YEAR ENDED
                                           ----------------------------
                                            JANUARY 2,    DECEMBER 28,
                                               2005           2003
                                           ------------  --------------
DEFERRED TAX ASSETS:
   FEDERAL AND STATE NET OPERATING LOSSES  $ 3,449,120   $   1,678,595
   RESEARCH CREDITS                            382,803         145,315
   NON-DEDUCTIBLE ACCRUED EXPENSES             976,895         247,798
   OTHER                                             -               -
                                           ------------  --------------
      TOTAL DEFERRED TAX ASSETS              4,808,818       2,071,708

VALUATION ALLOWANCE                         (4,808,818)     (2,071,708)
                                           ------------  --------------
      NET DEFERRED TAX ASSETS              $         -   $           -
                                           ============  ==============

     As of January 2, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,730,289 which expires beginning in the year 2020. The Company also has California net operating loss carryforwards of approximately $8,247,373 which expire beginning in the year 2012. The Company also has federal and California research and development tax credits of $186,825 and $195,978. The federal research credits will begin to expire in the year 2021 and the California research credits have no expiration date.

     The change in the valuation allowance was a net increase of $2,737,110 and $1,549,000 for the year ended January 2, 2005 and December 28, 2003, respectively.

     Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12.  RELATED PARTY TRANSACTIONS

     On May 1, 2002, the Company entered into an Advisory Agreement with an individual, a partner in a company, located in Cupertino, CA. The individual was also serving as a Director on the Company's Board of Directors. The initial term of the Agreement was May 1, 2002 through October 31, 2002 and was subsequently extended for a period of six months, as was provided for in the Agreement, through April 30, 2003.

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


12.  RELATED PARTY TRANSACTIONS, CONTINUED

     In his capacity as Advisor, the individual agreed to provide the Company with the following advisory services:

     - Advisory services related to the structure of financings by the Company, including the initial funding;
     - Introductions to potential individual, corporate, and institutional investors.
     -    Introductions to investment banking and private equity firms;
     - Introductions and advice related to the recruitment of Board members and advisory board members;
     - Introductions and advice related to the Company's engagement of accounting and law firms as the CEO shall direct from time to time;
     - Advice in the preparation of a Form S-1 and other documents required for an initial public offering of the Company;
     - Advice related to a merger of the Company with an existing public company, if such transaction is sought by the CEO; and
     - Such other matters as may be required from time-to-time by the President/CEO with the consent of Advisor, provided that such consent shall not be unreasonably withheld.

     As part of his compensation for Advisory Services rendered under the Agreement, the Advisor was permitted to purchase from the Company 1,200,000 founder's common shares at a price of $.001 per share which was deemed fair value of the stock at the time the agreement was executed. The number of shares granted were determined based on the nature of services being provided. In August 2003, the individual exercised the common stock subscription to purchase 1,200,000 shares of common stock at $0.001 per share. Additionally, the individual held a convertible note payable in the amount of $150,000, which is included in the convertible notes payable amount of $1,355,000 that was converted into the Company's common stock in July 2003.

     In May 2003, the Company entered into an advisory agreement with Cagan McAfee Capital Partners, LLC ("CMCP") to assist in a $5,000,000 financing. One of the owners of CMCP is a director of the Company. In connection with the advisory agreement, the Company agreed to sell CMCP 2,000,000 shares of its common stock at $0.001 per share, which was purchased in August 2003 by CMCP. This amount was recorded as part of common stock issued to founders for $2,000 and charged to miscellaneous expense.

     In August 2003, the Company entered into an Assignment and Assumption Agreement with Douglas J. Glader, the Company's president and chief executive officer, whereby Douglas J. Glader assigned his option to purchase certain tangible property, finished goods inventory, furniture, capital equipment and intellectual property rights from Digi International, Inc. ("Digi") to the Company with the consent of Digi (Note 13).

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________


13.  TRANSACTIONS WITH DIGI INTERNATIONAL, INC.

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

14.  SEGMENT INFORMATION

     The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

                         Year Ended
               -------------------------------    Cumulative Period
                                                  from May 1, 2002
               January 2,      December 28,     (date of inception)
                  2005             2003          to January 2, 2005
               -----------  ------------------  --------------------
United States  $    87,463  $           14,494  $            252,432
Australia              280                   -                16,180
Asia                     -               4,446                13,439
Europe               2,273               7,200                 9,473
Canada               6,795                   -                 6,795
Middle East            800               5,945                 6,745
               -----------  ------------------  --------------------
     Total     $    97,611  $           32,085  $            305,064
               ===========  ==================  ====================

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                               ___________________

14.  SEGMENT INFORMATION, CONTINUED

     All of the Company's long-lived assets are located in the United States.

     The Company's accounts receivable are derived from revenue earned from customers located in the United States, Australia, Asia, Europe, Canada and the Middle East. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the year ended January 2, 2005, three customers accounted for 29%, 18%, and 12% of revenues, respectively. For the year ended December 28, 2003, five customers accounted for 22%, 19%, 17%, 14% and 13% of revenues, respectively.

15.  SUBSEQUENT EVENTS

     On January 28, 2005, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-3 with the Securities and Exchange Commission to register 17,878,031 shares of common stock in connection with the private placement of common stock in December 2004, and the Registration Statements filed by the Company on Form SB-2 declared effective on April 26, 2004 and June 30, 2004 by the Securities and Exchange Commission.

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

     Effective October 24, 2003, Procera engaged Burr, Pilger & Mayer LLP, whose address is Two Palo Alto Square, Suite 250, 3000 El Camino Real, Palo Alto, CA 94306 to audit our financial statements. During our most recent fiscal year and the subsequent period prior to such appointment, we have not consulted the newly engaged accountant regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

     Procera's Board of Directors approved the change in accountants described herein.


ITEM  8A.     CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.
         ------------------------------------------------

     Procera's chief executive officer and chief financial officer, after evaluating its disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that as of such date, Procera's disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Control Over Financial Reporting.
         ----------------------------------------------------

     During the period covered by this Annual Report on Form 10-KSB, there were no significant changes in Procera's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, Procera's internal control over financial reporting.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding Procera's directors, executive officers and certain key employees as of January 2, 2005:

NAME               AGE                      POSITION
--------------------------------------------------------------------------
Douglas J. Glader   60  President, Chief Executive Officer and a Director
Anil Sahai, PhD     44  Executive Vice President and CTO
Jay R. Zerfoss      70  Chief Financial Officer and Secretary
Gary J. Johnson     60  Senior Vice President of Sales and Marketing
Magnus Hansen       58  Vice President of Engineering
John McQuade        57  Director of Operations and Support
Scott McClendon     64  Director
Thomas Saponas      55  Director
Thomas Williams     65  Director


     DOUGLAS J. GLADER has served as President and Chief Executive Officer and as a member of Board of Directors since the October 2003 merger. He served as President and Chief Executive Officer of PNI since founding PNI in May 2002. Prior to founding PNI, Mr. Glader served from 1996 to 2002 in key senior executive positions at Digi International, Inc., including Executive Vice President, Chief Operating Officer, Senior Vice President of Worldwide Manufacturing and Operations, and General Manager of Milan Technology, Digi's LAN products division. Mr. Glader has more than 27 years of experience in general management with firms such as Memorex, Measurex Corporation, Altus Corporation and Direct Incorporated, all located in the San Francisco Bay Area. In addition to co-founding Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software, Mr. Glader has managed manufacturing operations in Belgium, Ireland, Mexico and the Pacific Rim. Mr. Glader serves on the board of directors of Uromedica, a privately held company in Plymouth, Minnesota.

     ANIL SAHAI has served as Chief Technology Officer since March 2004. From 1990 until 1994, Dr. Sahai was a core member of the engineering team at Amdahl which architected one of the first Redundant Array of Independent Drives ("RAID") products for mainframes using Small Computer System Interface ("SCSI") drives and Enterprise Systems Connection ("ESCON") channels. From 1997 until 1999 at Compaq Corporation Dr. Sahai managed the team that was responsible for the performance architecture of NT servers and SAN line of products based on Servernet technologies. In June 2000, Dr. Sahai founded Ezyte, Inc. whose intellectual property he sold to Procera in May 2004. He has a PhD in computer science with specialization in packet switching architecture from University of California, Santa Cruz, and a Masters from Sloan at MIT, with specialization in new product development and international corporate strategies. Dr. Sahai has published technical papers in many journals, and presented seminars at various conferences, tradeshows and universities all over the world in the areas of high performance packet switching, storage architecture, wireless Internet architectures, system performance modeling, and international corporate strategies.

     JAY R. ZERFOSS has served as Chief Financial Officer and Secretary since the October 2003 merger. He served as the Chief Financial Officer and Secretary of PNI from May 2002 to October 2003. Mr. Zerfoss is an accomplished CPA with extensive experience as a Controller, Treasurer, Director of Finance, Vice President of Finance and Administration, and CFO for a variety of organizations. His areas of expertise include start-up high technology manufacturing companies with national and global concerns, rendering board of directors reporting, financial statement preparation, cash management reporting, planning and budgeting, policies and internal controls, attorney, auditor, and banking relationships. Prior to joining PNI, Mr. Zerfoss was Director of Finance at InnoWave Broadband Inc. From January 1998 until November 2001. From November 2001 until May 2002, Mr. Zerfoss was an independent financial consultant.

     GARY J. JOHNSON has served as Senior Vice President of Sales & Marketing since October 2004. Mr. Johnson has more than 25 years experience as an executive in the Silicon Valley high technology industry. He is a highly respected senior executive, who has held positions as CEO and president, executive vice president of sales and marketing, vice president of operations and numerous other senior management roles. Prior to joining Procera, Mr. Johnson was CEO at Force Field, Inc. From November 1999 until June 2001, he served as president and CEO of Berkeley Software Design, Inc. (BSDi), where he pioneered the Internet server category, built the company with 1000 percent revenue growth, orchestrated the acquisition of two companies leading to the acquisition of BSDi by Wind River Systems Inc. From December 1996 to November 1999, he served as President of Click Software Inc. an enterprise service scheduling software provider, where he developed their presence in North America, developed relationships with numerous OEM and channel partners, grew the customer base with dozens of significant enterprise accounts and positioned the firm to raise over $50 million in its NASDAQ IPO. Mr. Johnson also held various senior sales management positions at SCO (The Santa Cruz Operation, Inc.) now (Caldera/SCO), Convergent Technologies, now (Unisys), and Tandem Computers, now (Compaq/HP). He was also employed by Fairchild Semiconductor, and Measurex Corporation early in his career. Mr. Johnson holds a Bachelor's Degree in Business Administration from Michigan State University.

     MAGNUS HANSEN has served as Vice President of Engineering since the October 2003 merger. He served as Vice President of Engineering of PNI from May 2002 to October 2003. Mr. Hansen is a senior executive with extensive experience in software, optical, electrical, and mechanical engineering. His management experience includes more than 27 years leading development and design teams at a variety of organizations in the Silicon Valley area. Prior to joining PNI, Mr. Hansen was Director of Technology at Milan Technology from June 1996 until May 2002.

     JOHN A. MCQUADE has served as Director of Operations and Support since the October 2003 merger. He served as Director of Operations and Support for PNI from May 2002 to October 2003. Mr. McQuade is a senior executive with 25 years of high-tech operations, quality and technical support experience, including expatriate positions in Asia and Europe. He worked with Digi from November 1992 to May 2002 as the Director of Customer Service and Technical Support in Sunnyvale on the General Manager's staff.

     SCOTT MCCLENDON has served as a member of Board of Directors since March 1, 2004. He is currently a member of the Audit Committee. Mr. McClendon served as the President and Chief Executive Officer of Overland Storage, Inc. (NASDAQ:
OVRL) from October 1991 to March 2001, when he was named Chairman, and was an officer and employee until June 2001. He was employed by Hewlett-Packard Company, a global manufacturer of computing, communications and measurement products and services, for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the General Manager of the San Diego Technical Graphics Division and Site Manager of Hewlett-Packard in San Diego, California. Mr. McClendon is a director of SpaceDev, Inc., an aerospace development company. Mr. McClendon has a BSEE and MSEE from Stanford University.

     THOMAS SAPONAS has served as a member of Board of Directors since April 1, 2004. Mr. Saponas served as the Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. (NYSE: A) from August 1999 until he retired in October 2003. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard's Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard. Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and
General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C. Mr. Saponas has a BSEE/CS (Electrical Engineering and Computer Science) and an MSEE from the

University of Colorado. Mr. Saponas is a director of nGimat, a nanotechnology company. He also serves on the Visiting Committee on Advanced Technology at the National Institute of Standards and Technology

     THOMAS H. WILLIAMS has served as a member of Board of Directors since the October 2003 merger. He is currently a member of the Audit Committee and the Compensation Committee. He served as a Director of PNI from May 2002 to October 2003. Mr. Williams has 20 years' experience as CFO and General Counsel in start-up and medium-sized venture capital-backed technology companies. Mr. Williams' early years were spent with IBM and Shell Oil Company in engineering and legal positions. In 1971, Mr. Williams joined the management team of Measurex Corp., a process control start-up, responsible for engineering project budgeting and patent matters as the company grew from $4 million to $50 million in revenues. In 1976, Mr. Williams and two partners took over management of Altus Corporation, guided the company through bankruptcy and raised venture capital. From 1984 though 1993, Mr. Williams was CFO and General Counsel for Greyhawk Systems, an innovator in high-resolution electronic imaging, which was sold in 1993. From 1993 to 1997, Mr. Williams was in the private practice of law. In 1997 he was appointed as CFO of IC WORKS, Inc., a venture capital-backed semiconductor company, on an interim basis to guide a financial turnaround. Within six months, the company was brought from near bankruptcy to a cash positive position, which allowed the company to be sold in 1998 for more than $100 million. Since 1999, Mr. Williams has been CFO at Bandwidth9, a company developing tunable lasers for the fiber optics industry. Mr. Williams holds a B.S. degree in electrical engineering, and a law degree from the University of Minnesota and a M.B.A. from the University of California at Berkeley. He is a member of the California, New York (inactive), Federal and Patent bars.

     Procera's executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors, subject to the terms of any employment agreements with us, until their successors have been duly elected and qualified or until their earlier resignation or removal. There are no family relationships between any directors and executive officers.

BOARD COMMITTEES

     Procera currently has two committees of its Board of Directors: the Audit Committee and the Compensation Committee.

     The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. There are currently two members of the Audit Committee, Mr. McClendon and Williams.

     The Compensation Committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock option plan. There is currently one member of the Compensation Committee, Mr. Williams. Mr. Glader, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

AUDIT COMMITTEE FINANCIAL EXPERT

     Procera's Board of Directors has determined that it does not have an audit committee financial expert serving on its audit committee. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

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

    Procera is seeking, but has not yet found, a qualified audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a)of the Exchange Act requires Procera's officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. Based on a review of the its records, Procera's management believes that its officers, directors and holders of more than 10% of its common stock complied with all applicable filing requirements during the 2004 fiscal year.

CODE OF ETHICS

     Procera does not have a code of ethics. The Board of Directors intends to discuss the preparation and adoption of a Code of Ethics at its next meeting. Due to the recent completion of the merger between PNI and Zowcom, the Board of Directors had decided to postpone the adoption of a code of ethics until the Company was able to focus its business plan and develop a greater infrastructure. Once Procera has adopted a code of ethics a copy may be obtained by sending a written request to the Company.

DIRECTORS' COMPENSATION

     Directors who are also Procera's employees receive no additional compensation for serving on the Board. Procera reimburses non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors. Procera's Directors who are also employees may participate in other incentive plans described under "Item 10. Executive Compensation."

ITEM  10.     EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid in respect of the individuals who served, during the year ended January 2, 2005, as Procera's
Chief Executive Officer and the next five mostly highly compensated executive officers of the Company (collectively the "NAMED EXECUTIVE OFFICERS") whose total salary and bonus was in excess of $100,000 per annum. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARS or any other compensation paid to executive officers.

                                                       ANNUAL COMPENSATION
                                  ------------------------------------------------------------
                                                                                OTHER ANNUAL
NAME AND PRINCIPAL POSITION         YEAR         SALARY ($)        BONUS ($)  COMPENSATION ($)
(a)                                 (b)              (c)              (d)           (e)
----------------------------------------------------------------------------------------------
Douglas J. Glader,                2004 (1)  $             332,264          0                 0
CEO                                  2003   $             222,203          0                 0

Anil Sahai                           2004   $             143,308          0                 0
Executive V.P. & CTO                 2003   $                   0          0                 0

Jay Zerfoss,                         2004   $             140,000          0                 0
V.P. of Finance and CFO              2003   $              94,746          0                 0

Magnus Hansen,                       2004   $             135,000          0                 0
V.P., Engineering                    2003   $              58,157          0                 0

Gary Johnson                         2004   $              25,385          0                 0
Sr. V.P. of Sales and Marketing      2003   $                   0          0                 0

John McQuade,                        2004   $             110,000          0                 0
Director, Operations                 2003   $              63,735          0                 0

(1) Mr. Glader's employment letter provides that he will receive his then current base salary for an additional 18 months in the event that he is terminated without cause. There are no other severance provisions.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of January 2, 2005 and; (i) all persons who are known to the Company to be beneficial owners of five percent or more of the common shares; (ii) each of Procera's directors,
(iii) the Named Executive Officers; and (iv) all current directors and executive officers as a group.

                                                         PERCENT OF CLASS
NAME AND ADDRESS OF                 SHARES BENEFICIALLY    BENEFICIALLY
BENEFICIAL OWNER                           OWNED               OWNED
---------------------------------------------------------------------------
Douglas Glader (1)                            4,268,754              17.7%

Anil Sahai (2)                                1,315,970               5.5%

Magnus Hansen                                   670,000               2.8%

Jay Zerfoss                                     680,318               2.8%

John A. McQuade                                 600,000               2.5%

Gary Johnson (3)                                  7,500                 *

Thomas Williams (4)                             116,000               0.5%

Scott McClendon (5)                              28,000                 *

Thomas Saponas (6)                               21,000                 *

Eric McAfee (7)                               1,669,380               6.9%

Clyde Berg (8)                                1,653,380               6.9%

All officers and directors                    7,707,542                32%
as a group (nine persons)

*  Indicates  less  than  1%
(1) Shares beneficially owned by Douglas Glader include 4,148,970 shares owned directly, and 119,784 shares owned by Eric Glader, the son of Douglas Glader.
(2)  Shares  beneficially  owned  by  Anil  Sahai  include  options  to purchase
1,230,000 shares of Procera's common stock at $1.50 per share that are exercisable in whole or in part within 60 days of January 2, 2005, 20,970 shares issued in Procera's acquisition of EZ2, and 65,000 shares issued to Ezyte, Inc., which is 100% owned by Anil Sahai.
(3) Shares beneficially owned by Gary Johnson include options to purchase 7,500 shares of Procera's common stock at $2.05 per share that are exercisable in whole or in part within 60 days of January 2, 2005.
(4) Shares beneficially owned by Thomas H. Williams include 100,000 shares owned directly, and options to purchase 16,000 shares of Procera's common stock at $3.35 per share that are exercisable in whole or in part within 60 days of January 2, 2005.

(5) Shares beneficially owned by Scott McClendon include options to purchase 28,000 shares of Procera's common stock at $3.35 per share that are exercisable in whole or in part within 60 days of January 2, 2005.
(6) Shares beneficially owned by Thomas Saponas include options to purchase 21,000 shares of Procera's common stock at $1.70 per share that are exercisable in whole or in part within 60 days of January 2, 2005.
(7) Eric McAfee resigned as a director on July 15, 2004. Shares beneficially owned by Eric McAfee include 832,500 shares owned directly, 100,000 shares owned by Mr. McAfee's children, 720,880 shares owned by Berg McAfee Companies of which Eric McAfee is a 50% owner, and options to purchase 16,000 shares of Procera's common stock at $3.35 per share that are exercisable in whole or in part within 60 days of January 2, 2005.
(8) Shares beneficially owned by Clyde Berg include 932,500 shares owned directly, and 720,880 shares owned by Berg McAfee Companies of which Clyde Berg is a 50% owner.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of January 2, 2005 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Procera Networks, Inc., 3175 South Winchester Boulevard, Campbell, California 95008. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 24,115,406 shares of our common stock outstanding as of January 2, 2005.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Cagan McAfee Capital Partners ("CMCP") received rights to purchase 2,000,000 shares of Procera's common stock for its services as a finder in the December 2003 private placement. CMCP exercised the rights and purchased 2,000,000 shares of Procera's restricted common stock at $0.001 per share in August 2003. Eric McAfee, a part-owner of CMCP, served on the Company's Board of Directors during that time.

     Douglas J. Glader has an employment agreement with the Company discussed elsewhere in this annual report and included as exhibits hereto.

     In August 2003, Douglas J. Glader and the Company entered into an Assignment and Assumption Agreement discussed elsewhere in this annual report.

     Procera believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. Procera intends that all future transactions with affiliated persons be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and be on terms no less favorable to it than could be obtained from unaffiliated third parties.

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

-------------------------------------------------------------------------------
 2.1* Agreement and Plan of Merger included in our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.
-------------------------------------------------------------------------------
 3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
-------------------------------------------------------------------------------
 3.2* Bylaws included as Exhibit 3.2 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
-------------------------------------------------------------------------------
 4.1*  Subscription Agreement with Linden Growth Parners (File No. 333-111787)
-------------------------------------------------------------------------------
 4.2*  Form of Special Warrant Agreement (File No. 333-111787)
-------------------------------------------------------------------------------
 4.3*  Registration Rights Agreement (File No. 333-111787)
-------------------------------------------------------------------------------
 4.4*  Warrant Agreement with Linden Growth Partners (File No. 333-111787)
-------------------------------------------------------------------------------
 4.5*  Form of Warrant Agreement (File No. 333-111787)
-------------------------------------------------------------------------------
10.1*  2003 Stock Option Plan
-------------------------------------------------------------------------------
10.2*  Sublease Agreement
-------------------------------------------------------------------------------
10.3*  Employee Offer Letter for Douglas J. Glader
-------------------------------------------------------------------------------
10.4*  2004 Stock Option Plan
-------------------------------------------------------------------------------
10.5*  Form of Subscription Agreement (File No. 000-49862)
-------------------------------------------------------------------------------
10.6*  Form of Warrant ($1.37 per share) (File No. 000-49862)
-------------------------------------------------------------------------------
10.7*  Form of Registration Rights Agreement (File No. 000-49862)
-------------------------------------------------------------------------------
10.8*  Form of Warrant ($1.25 per share) (File No. 000-49862)
-------------------------------------------------------------------------------
31.1 Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
-------------------------------------------------------------------------------
31.2  Certification of Vice Chairman and Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
-------------------------------------------------------------------------------
32.1  Written Statement of Chairman and Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
-------------------------------------------------------------------------------
32.2  Written Statement of Vice Chairman and Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
-------------------------------------------------------------------------------
99.1*  Letter to Shareholders dated August 17, 2004 (File No. 000-49862)
-------------------------------------------------------------------------------

*     Previously filed.

(B)  REPORTS ON FORM 8-K

     None.


ITEM  14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by Procera's principal accountants with respect to the Company's last two fiscal years:

                      2004     2003
                    --------  -------
AUDIT FEES          $ 70,380  $44,795
AUDIT-RELATED FEES    40,965   36,315
TAX FEES                   -        -
ALL OTHER FEES             -        -
                    --------  -------

   TOTAL            $111,345  $81,110
                    ========  =======

All of the professional services rendered by Procera's principal accountants for the audit of the Company's annual financial statements and review of financial statements included in its Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the Audit Committee.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Procera Networks, Inc.



/s/ Douglas J. Glader
------------------------------
Douglas J. Glader
President and CEO/Director
March 31, 2005

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                               DATE
---------                -----                               ----

/s/ Douglas J. Glader    President, Chief Executive Officer  March 31, 2005
-----------------------  and Director
Douglas J. Glader

/s/ Jay R. Zerfoss       Chief Financial Officer and Chief   March 31, 2005
-----------------------  Accounting Officer
Jay Zerfoss

/s/ Thomas Saponas       Director                            March 31, 2005
-----------------------
Thomas Saponas

/s/ Thomas Williams      Director                            March 31, 2005
-----------------------
Thomas Williams

/s/ Scott McClendon      Director                            March 31, 2005
-----------------------
Scott McClendon

EXHIBIT INDEX

--------------------------------------------------------------------------------
 2.1* Agreement and Plan of Merger included in our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.
--------------------------------------------------------------------------------
 3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
--------------------------------------------------------------------------------
 3.2* Bylaws included as Exhibit 3.2 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
--------------------------------------------------------------------------------
 4.1*  Subscription Agreement with Linden Growth Partners (File No. 333-111787)
--------------------------------------------------------------------------------
 4.2*  Form of Special Warrant Agreement (File No. 333-111787)
--------------------------------------------------------------------------------
 4.3*  Registration Rights Agreement (File No. 333-111787)
--------------------------------------------------------------------------------
 4.4*  Warrant Agreement with Linden Growth Partners (File No. 333-111787)
--------------------------------------------------------------------------------
 4.5*  Form of Warrant Agreement (File No. 333-111787)
--------------------------------------------------------------------------------
10.1*  2003 Stock Option Plan
--------------------------------------------------------------------------------
10.2*  Sublease Agreement
--------------------------------------------------------------------------------
10.3*  Employee Offer Letter for Douglas J. Glader
--------------------------------------------------------------------------------
10.4*  2004 Stock Option Plan
--------------------------------------------------------------------------------
10.5*  Form of Subscription Agreement (File No. 000-49862)
--------------------------------------------------------------------------------
10.6*  Form of Warrant ($1.37 per share) (File No. 000-49862)
--------------------------------------------------------------------------------
10.7*  Form of Registration Rights Agreement (File No. 000-49862)
--------------------------------------------------------------------------------
10.8*  Form of Warrant ($1.25 per share) (File No. 000-49862)
--------------------------------------------------------------------------------

31.1  Certification of Chairman and Chief Executive Officer Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
--------------------------------------------------------------------------------
31.2  Certification of Vice Chairman and Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
--------------------------------------------------------------------------------
32.1  Written Statement of Chairman and Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
--------------------------------------------------------------------------------
32.2  Written Statement of Vice Chairman and Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
--------------------------------------------------------------------------------
99.1*  Letter to Shareholders dated August 17, 2004 (File No. 000-49862)
--------------------------------------------------------------------------------

*     Previously  filed.