Form 10QSB
period 2005-04-03
PROCERA NETWORKS INC
filed 2005-05-18
CIK 1165231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 3, 2005

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

                 100C Cooper Court, Los Gatos, California 95032
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 354-7200
                               ------------------
                           (Issuer's Telephone Number)

           3175 South Winchester Boulevard, Campbell, California 95008
--------------------------------------------------------------------------------
    (Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 3, 2005 there were 30,045,379 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

                                PROCERA NETWORKS
                                TABLE OF CONTENTS
                                                                     Page

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of April 3, 2005. . . . .     3

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Month Period Ended April 3, 2005 and March 28, 2004
and the Period from May 1, 2002 (Inception) through April 3, 2005 .     4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended April 3, 2005 and March 28, 2004,
and the Period from May 1, 2002 (Inception) through April 3, 2005 .     5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) . . . . . . . . . . . . .     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.    11

ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .    26

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .    27

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . .    27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .    28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .    28

ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    28

ITEM 6.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . .    28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

=========================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS
--------------------------------

                                  PROCERA NETWORKS, INC.
                                  ----------------------
                             (a development stage enterprise)
                             --------------------------------
                                 CONDENSED BALANCE SHEET
                                 -----------------------
                                   As of April 3, 2005
                                   -------------------
                                       (unaudited)
                                       -----------


                                         ASSETS
Current assets:
  Cash and cash equivalents                                                 $  2,555,320
  Accounts receivable, net                                                       124,646
  Inventory, net                                                                 212,363
  Prepaid expenses                                                               165,700
  Restricted cash                                                                200,000
                                                                            -------------
      Total current assets                                                     3,258,029
                                                                            -------------


Property and equipment, net                                                       51,366
Other assets                                                                      80,615
                                                                            -------------

      Total assets                                                          $  3,390,010
                                                                            =============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $    142,154
  Accrued liabilities                                                            254,226
                                                                            -------------
      Total current liabilities                                                  396,380
                                                                            -------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized;
    none issued and outstanding at April 3, 2005                                       -
  Common stock, $0.01 par value, 50,000,000 shares authorized; 30,045,379
    shares issued and outstanding at April 3, 2005                                30,045
  Additional paid-in-capital                                                  15,849,709
  Deficit accumulated during the development stage                           (12,886,124)
                                                                            -------------
      Total stockholders' equity                                               2,993,630
                                                                            -------------
      Total liabilities and stockholders' equity                            $  3,390,010
                                                                            =============

See the accompanying notes to these unaudited condensed financial statements

                                            PROCERA NETWORKS, INC.
                                            ----------------------
                                       (a development stage enterprise)
                                       --------------------------------
                                      CONDENSED STATEMENTS OF OPERATIONS
                                      ----------------------------------
                                                  (unaudited)
                                                  -----------

                                                                                                 Cumulative
                                                                                                 Period from
                                                                                                 May 1, 2002
                                                                      Three Months Ended          (date of
                                                                   --------------------------     inception)
                                                                     April 3,     March 28,          to
                                                                       2005          2004       April 3, 2005
                                                                   ------------  ------------  ---------------
Sales                                                              $   135,614   $     8,494   $      440,678
Cost of sales                                                           94,984         1,741          407,114
                                                                   ------------  ------------  ---------------
    Gross profit                                                        40,630         6,753           33,564
                                                                   ------------  ------------  ---------------

Operating expenses:
  Engineering                                                          548,458       560,948        4,636,013
  Sales and marketing                                                  381,985       202,815        1,948,087
  General and administrative                                           885,936       408,982        5,903,143
                                                                   ------------  ------------  ---------------
    Total operating expenses                                         1,816,379     1,172,745       12,487,243
                                                                   ------------  ------------  ---------------


    Loss from operations                                            (1,775,749)   (1,165,992)     (12,453,679)


  Interest and other income                                              4,066         1,718           22,804
  Interest expense                                                           -             -         (455,249)
                                                                   ------------  ------------  ---------------


    Net loss                                                       $(1,771,683)  $(1,164,274)  $  (12,886,124)
                                                                   ============  ============  ===============

    Net loss per share - basic and diluted                         $     (0.06)  $     (0.05)
                                                                   ============  ============


    Shares used in computing net loss per share-basic and diluted   29,402,904    22,621,082
                                                                   ============  ============

See the accompanying notes to these unaudited condensed financial statements

                                       PROCERA NETWORKS, INC.
                                       ----------------------
                                  (a development stage enterprise)
                                  --------------------------------
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                 ----------------------------------
                                             (unaudited)
                                             -----------

                                                                                    Cumulative
                                                                                    Period from
                                                        Three Months Ended          May 1, 2002
                                                    --------------------------  (Date of Inception)
                                                      April 3,     March 28,             to
                                                        2005          2004         April 3, 2005
                                                    ------------  ------------  --------------------
Cash flows from operating activities:
  Net loss                                          $(1,771,683)  $(1,164,274)  $       (12,886,124)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Gain on disposal of property and equipment                  -             -               (11,796)
  Common stock issued for service rendered                    -             -                41,324
  Accrued interest on convertible notes payable               -             -               264,751
  Stock based compensation                              108,987        34,692             1,262,290
  Fair value of warrants issued to non-employee         413,922             -             1,313,584
  Common stocks subscriptions issued in connection
    with convertible notes payable                            -             -                29,277
  Depreciation                                            7,477        17,060                92,765
  Amortization of intangibles                                 -             -               178,350
  Changes in assets and liabilities:
    Accounts receivable                                 (93,041)       (6,596)             (124,646)
    Inventory                                           (85,950)      (27,366)               36,840
    Prepaid expenses and other assets                    56,338        (3,193)             (246,315)
    Accounts payable                                     73,030        94,726               142,154
    Accrued liabilities                                (189,517)     (220,408)              (13,274)
                                                    ------------  ------------  --------------------
      Net cash used in operating activities          (1,480,437)   (1,275,359)           (9,920,820)
                                                    ------------  ------------  --------------------

Cash flows from investing activities:
    Purchase of property and equipment                  (14,673)      (15,029)              (96,538)
    Proceeds from sale of property and equipment              -             -                15,000
    Increase in restricted cash                        (200,000)      (10,000)             (200,000)
                                                    ------------  ------------  --------------------
      Net cash used in investing activities            (214,673)      (25,029)             (281,538)
                                                    ------------  ------------  --------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net               -         1,645             6,471,702
    Proceeds from common stock subscription, net              -             -             4,324,375
    Proceeds from exercise of warrants, net             102,500             -               106,601
    Proceeds from convertible notes payable                   -             -             1,855,000
                                                    ------------  ------------  --------------------
      Net cash provided by financing activities         102,500         1,645            12,757,678
                                                    ------------  ------------  --------------------

Net increase in cash and cash equivalents            (1,592,610)   (1,298,743)            2,555,320

Cash and cash equivalents, beginning of period        4,147,930     1,935,741                     -
                                                    ------------  ------------  --------------------

Cash and cash equivalents, end of period            $ 2,555,320   $   636,998   $         2,555,320
                                                    ============  ============  ====================

See the accompanying notes to these unaudited condensed financial statements

                             PROCERA NETWORKS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  APRIL 3, 2005

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three-month periods ended April 3, 2005 and March 28, 2004, respectively, are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending January 1, 2006. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended January 2, 2005.

The Company's quarterly reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2005 and 2004 ended on April 3, 2005 and March 28, 2004, respectively.

The Company is in its development stage, devoting substantially all of its efforts to product development, and raising financing and recruiting personnel. Successful completion of the Company's development program and ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

The  Company  has  experienced  net  losses  since  its  inception  and  had  an accumulated deficit of $12,886,124 at April 3, 2005. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

                                                                  From
                                     Three Months Ended        May 1, 2002
                                  --------------------------    (Date of
                                                              Inception) to
                                    April 3,     March 28,      April 3,
                                      2005          2004          2005
                                  ------------  ------------  -------------
Net loss as reported              ($1,771,683)  ($1,164,274)  ($12,886,124)
Add: Stock-based employee
  compensation expense
  included in reported net loss,
  net of related tax effects          108,987        42,321      1,262,290
Deduct: Total stock-based
  employee compensation
  expense determined under fair
  value based method for all
  awards, net of related tax
  effects                            (342,618)      (48,559)    (1,397,160)
                                  ------------  ------------  -------------

Pro forma net loss                ($2,005,314)  ($1,170,512)  ($13,020,994)
                                  ============  ============  =============

Earnings per share basic and
diluted:
As reported                            ($0.06)       ($0.05)
Pro forma                              ($0.07)       ($0.05)

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect is antidilutive:

                                                            Three Months Ended
                                                        --------------------------
                                                          April 3,     March 28,
                                                            2005          2004
                                                        ------------  ------------

Numerator - Basic and diluted                           $(1,771,683)  $(1,164,274)
                                                        ============  ============


Denominator - basic and diluted
Weighted average common shares
  outstanding                                            29,402,904    22,621,082
Weighted average unvested common
  shares subject to repurchase                                    -             -
                                                        ------------  ------------

Total                                                    29,402,904    22,621,082
                                                        ============  ============

Net loss per share - basic and diluted                  $     (0.06)  $     (0.05)
                                                        ============  ============


Antidilutive securities:
    Common stock subject to repurchase                            -             -
    Options                                               3,748,000        60,000
    Warrants                                              8,960,848     3,395,063
    Rights to purchase common stock                         325,000       575,000

NOTE 4 - INVENTORIES, NET

Inventories consist of the following at April 3, 2005:

Work-in-progress                $  26,639
Finished goods                    286,941
Inventory Reserve for Obsolete   (101,217)
                                ----------

Total                           $ 212,363
                                ==========


NOTE 5 - RESTRICTED CASH

The Company set up a certificate of deposit with the amount of $200,000 as the collateral for issuing a standby letter of credit to satisfy the initial payment terms requested by a new supplier. The Company will have access to the funds when the standby letter of credit expires on July 31, 2005.


NOTE 6 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual for the three months ended April 3, 2005:

Warranty accrual, January 2, 2005  $6,206
  Charged to cost of sales          2,249
  Actual warranty expenditures          -
                                   ------

  Warranty accrual, April 3, 2005  $8,455
                                   ======


NOTE 7 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

                                             From
                  Three Months Ended     May 1, 2002
               -----------------------    (date of
                 April 3,    March 28,  inception) to
                  2005        2004      April 3, 2005
               ---------  ------------  --------------

United States  $  10,998  $      8,494  $      263,430
Latin America    124,616             -         124,616
Australia              -             -          16,180
Asia                   -             -          13,439
Europe                 -             -           9,473
Canada                 -             -           6,795
Middle East            -             -           6,745
               ---------  ------------  --------------

               $ 135,614  $      8,494  $      440,678
               =========  ============  ==============


All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from billings to customers located in the United States, Latin America, Canada, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended April 3, 2005, one customer accounted for 83.5% of revenues. For the three months ended March 28, 2004, one customer accounted for 100.0% of revenues. For the period from May 1, 2002 (date of inception) to April 3, 2005 two customers accounted for 25.7% and 20.2% of revenues, respectively.

NOTE 8 - SPECIAL WARRANTS OFFER

On March 30, 2005, the Board of Directors approved an offer by the Company to amend the 1,177,688 shares of investor warrants issued on December 9, 2004, to reduce the exercise price of such warrants from $2.00 to $1.50 per share, and to change the expiration date of such warrants from April 26, 2005 to April 13, 2005. In addition, the Company offered to amend 1,446,458 shares of investor warrants issued on June 27, 2004, to reduce the exercise price of such warrants from $2.00 to $1.50 per share and to change the expiration date of such warrants from June 30, 2006 to April 13, 2005. The Black-Scholes fair value of the warrant re-pricing is estimated to be $1,926,330.


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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective the first annual reporting periods beginning after June 15, 2005 for companies that file as small business issuers. The adoption of SFAS 123R is expected to have a material impact on the Company's financial position and results of operations.


NOTE 10 - SUBSEQUENT EVENTS

On April 13, 2005, the Company completed its special warrant offer ("Special Warrant Offer"). The Company offered to holders of its outstanding Stock Purchase Warrants issued on December 9, 2003 (the "December 2003 Warrants") and Stock Purchase Warrants issued on June 27, 2004 (the "June 2004 Warrants") to reduce the exercise price of the respective warrants as an incentive for such holders to exercise the warrants. On April 13, 2005, certain holders of our December 2003 Warrants and June 2004 Warrants exercised warrants to purchase 557,438 and 102,500 shares of our common stock, respectively, and the Company received gross proceeds of $979,657 from the exercise of such exchange warrants.

On April 27, 2005, the Company filed Amendment No. 1 to the Registration Statement, originally filed on January 28, 2005 under the Securities Act of 1933 on Form S-3 with the Securities and Exchange Commission, on Form SB-2/A to register an aggregate of 18,811,746 shares of common stock in connection with the private placement of common stock in December 2004, and the Registration Statements filed by the Company on Form SB-2 declared effective on April 26, 2004 and June 30, 2004 by the Securities and Exchange Commission.

On May 1, 2005, the Company signed a lease with Vasona Business Park to lease approximately 11,772 square feet of building space located at 100C Cooper Court,

Los Gatos, CA 95032. The term of the lease is for thirty-seven months commencing on June 1, 2005, and ending on June 30, 2008. The total rent commitment for the thirty-seven months lease is $508,548. The Company has a month to month lease for its existing facilities and the lease will expire on May 31, 2005.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

THE FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING DISCUSSION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING DISCUSSION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTEE THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.


OVERVIEW.

     Headquartered in Campbell, CA, Procera Networks, Inc. ("Procera" or the "Company") develops intelligent network appliances that provide a non-intrusive, wire-speed network overlay to protect, control and optimize internal IP-based networks. Procera's OptimIP(TM) family of network appliances enables businesses of every size and type to better manage and control their internal networks.

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

     Financial information for the period from May 1, 2002 (date of inception) to December 31, 2002 is the historical financial information of PNI. Financial information for the year ended December 28, 2003 is the historical financial information of PNI and Zowcom combined. Financial information for the first quarter of fiscal year 2005 and the year ended January 2, 2005 is the historical financial information of Procera.

RESULTS  OF  OPERATIONS  FOR  THE THREE MONTHS ENDED APRIL 3, 2005 AND MARCH 28,
2004

Revenues
--------

     From May 1, 2002, the date of our inception, through April 3, 2005, we have operated as a development stage company, devoting substantially all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place. Accordingly, we have generated insignificant revenues from actual sales of our products for the three months ended April 3, 2005 and March 28, 2004, respectively.

     For the three months ended April 3, 2005 and March 28, 2004, we recognized revenues of $135,614 and $8,494, respectively. The increase in revenues is mainly due to an increase in shipment of our new product, OptimIP 1000, during the first fiscal quarter of 2005. Revenues represent amounts billed for products sold. We are optimistic that revenues will increase from sales of our new products, OptimIP 12012 and OptimIP 1000, during 2005.

Cost of Sales
-------------

     Cost of sales of $94,984 and $1,741 reported for the three months ended April 3, 2005 and March 28, 2004, respectively, include: (a) the direct cost of materials for products sold; and (b) charges to write-off obsolete inventories. The increase in cost of sales is mainly due to an increase in orders of our new product, OptimIP 1000, during the first fiscal quarter of 2005.

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

Gross Profit
------------

     Gross profits reported for the three months ended April 3, 2005 and March 28, 2004 were $40,630 and $6,753, respectively. The increase in gross profit is mainly due to an increase in selling of our new product, OptimIP 1000, during the first fiscal quarter of 2005. Gross margins for the three months ended April 3, 2005 and March 28, 2004 were 30% and 80%, respectively. The decrease in gross margin for the three months ended April 3, 2005 is primarily due to an increase in selling of our product, OptimIP 1000, which has a lower gross margin. The reported margins are not representative of gross margin expected for sales of our products for the next nine months of 2005, when the product mix will change to include selling of more of our OptimIP 12012 and OptimIP 2402 products, which we expect to have higher gross margins.

                           Three Months Ended
                        ------------------------
                         April 3,     March 28,
                            2005         2004
                        -----------  -----------
Revenues                $  135,614   $    8,494

Cost of sales
  Direct material cost      91,830        1,741
  Inventory write-off        3,154            -
                        -----------  -----------
Total cost of sales         94,984        1,741
                        -----------  -----------

Gross Profit            $   40,630   $    6,753
                        ===========  ===========

Gross margin                    30%          80%

Operating Expenses
------------------

     Operating  expenses  for  the  three  months  ended  April  3, 2005 totaled
$1,816,379 as compared to $1,172,745 incurred during the three months ended March 28, 2004. These expenses increased by $643,634 primarily as a result of the following:

     (a) Increase in the number of employees from 20, for the three months ended March 28, 2004, to 31 for the three months ended April 3, 2005, thereby increasing salaries expenses by approximately $254,000.
     (b) Increased employee stock based compensation expense by approximately $74,000 for additional incentive stock options granted to employees.
     (c) Increased sales and marketing consulting services expenditures of $68,000 as a result of our increased efforts to market, sell and install our products.
     (d) Increased non-cash outside services expenses of approximately $304,000 for fair value of warrants issued to consultants that performed marketing and promotional services and investor relations services.
     (e)  Increased  facilities  and  other  expenses  by  approximately $8,000.
     (f) Decreased professional service expenditures, mainly due to lower legal fees related to corporate and patent matters, by approximately $64,000.

                                Three Months Ended
                              ----------------------
                               April 3,   March 28,
                                 2005        2004
                              ----------  ----------
Operating expenses
  Engineering                 $  548,458  $  560,948
  Sales and marketing            381,985     202,815
  General and administrative     885,936     408,982
                              ----------  ----------

Total operating expenses      $1,816,379  $1,172,745
                              ==========  ==========

Interest and Other Income
-------------------------

     We earned interest income on funds maintained in an interest-bearing money market account. For the three months ended April 3, 2005 and March 28, 2004, we recorded interest income and other income of $4,066 and $1,718, respectively. There was no interest expense and other expense reported for the three months ended April 3, 2005 and March 28, 2004, respectively. We have no long-term or interest-bearing debt outstanding as of April 3, 2005.

Net Loss
--------

     As a result of the foregoing factors, we incurred a net loss of $1,771,683 for the three months ended April 3, 2005, compared to a net loss of $1,164,274 for the three months ended March 28, 2004. Our net loss per share increased to $0.06 for the three months ended April 3, 2005 from $0.05 for the three months ended March 28, 2004. During our continuing development phase, we have sustained operating losses and we expect such losses to continue through most of our 2005 fiscal year.

Liquidity and Capital Resources
-------------------------------

     Our balance of cash and cash equivalents of $2,555,320 at April 3, 2005 represents remaining net proceeds from the sales of common stock during the fourth quarter of fiscal 2004.

     For the three months ended April 3, 2005, net cash used in operating activities was $1,480,437, primarily to fund our operating losses. Net cash used in investing activities during the three months ended April 3, 2005 was $214,673, mainly due to an increase in restricted cash of $200,000 as collateral for a standby letter of credit issued to a new supplier and $14,673 for acquisition of property and equipment. We generated $102,500 in cash from financing activities for the three months ended April 3, 2005, primarily due to proceeds received from investors exercising warrants to purchase common stock.

     We project that cash and cash equivalents on hand at April 3, 2005 and the proceeds that we received from the Special Warrant Offer in April 2005, will be sufficient to support our operations growth through October 2005, without relying on incoming revenue from sales to customers. We expect that additional funds, from customer sales and/or equity financing, will be needed to sustain our operations after October 2005.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective the first annual reporting periods beginning after June 15, 2005 for companies that file as small business issuers. The adoption of SFAS 123R is expected to have a material impact on the Company's financial position and results of operations.

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

     At the time product revenue is recognized, Procera estimates the amount of warranty costs to be incurred and records the amount as a cost of sales. Procera's standard warranty period extends 12 months from the date of sale, and its estimate of the amount necessary to settle warranty claims is based primarily on its past experience with repair costs related to warranty claims. Although Procera believes its estimate is adequate and that the judgment it applies is appropriate, actual warranty costs could differ materially from its estimate. If actual warranty costs are greater than initially estimated, Procera's cost of sales could increase in the future. Procera also provides a provision for estimated customer returns at the time product revenue is recognized. Its provision is based primarily on actual historical sales returns and its return policies. Procera's resellers generally do not have a right of return, and its contracts with original equipment manufacturers only provide for rights of return in the event Procera's products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by Procera to calculate estimated sales returns do not reasonably approximate future returns, revenue in future periods could be affected. For accounting arrangements that have multiple revenue generating activities, the Company recognized revenue from product shipments at the time of shipment under the terms of SAB 104.

Allowance for Doubtful Accounts
-------------------------------

     Procera maintains an allowance for doubtful accounts for estimated bad debts. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventories
-----------

     Inventories are recorded, at the lower of cost or market, using standard costs. On an ongoing basis, Procera reviews for estimated obsolete or excess inventories and writes down its inventories to their estimated net realizable value based upon its projections of future product demand and product lifecycle and product development plans. These write downs are reflected in Procera's cost of sales. Actual product demand may differ from Procera's projections, in which case it may have understated or overstated the provision for excess and obsolete inventory, which would have an impact on its operating results.

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

Deferred Tax Valuation Allowance
--------------------------------

     The carrying value of Procera's deferred tax assets are dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. Should Procera determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Currently, Procera's deferred tax assets are fully reserved.

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


PROCERA EXPECTS LOSSES FOR THE FORSEEABLE FUTURE.

     From May 1, 2002, date of its inception, through April 3, 2005, Procera had net losses from operations of $12,886,124. Procera will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, Procera plans to invest heavily in marketing and promotion, to hire additional employees, and to enhance its network content and management technologies. Procera's management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for Procera's products. If Procera's revenue growth is slower than anticipated or its operating expenses exceed expectations, its losses will be significantly greater. It may never achieve profitability.


PROCERA MAY NEED FURTHER CAPITAL.

     Based on current reserves and anticipated cash flow from operations, Procera currently anticipates that the available funds will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion through October 2005. Thereafter, it will need to raise additional funds. If any of its assumptions are incorrect, Procera may need to raise capital before the end of October 2005. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to Procera or at all. If adequate funds are not available on acceptable terms, Procera may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on its business, results of operations and financial condition.


HOLDERS OF PROCERA'S COMMON STOCK MAY BE DILUTED IN THE FUTURE.

     Procera is authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, its Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as its Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of its common stock held by existing stockholders. At April 3, 2005, there were 30,045,379 shares of common stock outstanding, warrants to purchase 8,860,848 shares of common stock, stock options to purchase 3,748,000 shares of common stock, and rights to purchase 325,000 shares of common stock.

     On April 27, 2005, Procera filed Amendment No. 1 to the Registration Statement originally filed on January 28, 2005 with the Securities and Exchange Commission. Such Registration Statement will register 18,811,746 shares of common stock in connection with the private placement of common stock in December 2004, and the Registration Statements filed by the Company on Form SB-2 declared effective on April 26, 2004 and June 30, 2004 by the Securities and Exchange Commission.


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

     Procera's performance is substantially dependent on the continued services and on the performance of its executive officers and other key employees, particularly Douglas J. Glader, its Chief Executive Officer, Anil Sahai, its Chief Technical Officer and Gary Johnson, its Vice President, Sales. The loss of the services of any of its executive officers or key employees could materially and adversely affect Procera's business. Additionally, Procera believes it will need to attract, retain and motivate talented management and other highly skilled employees to be successful. It may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit Procera's employees. Procera does not have employment contracts with any of its personnel. Procera currently does not have key person insurance in place.


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


FAILURE TO SUCCESSFULLY EXPAND PROCERA'S SALES AND SUPPORT TEAMS OR EDUCATE THEM ABOUT TECHNOLOGIES AND PROCERA'S PRODUCT FAMILIES MAY HARM PROCERA'S OPERATING RESULTS.

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


ANTI-TAKEOVER PROVISIONS AND PROCERA'S RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF IT DIFFICULT.

     Procera is a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of Procera, even if such change in control would be beneficial to stockholders. Procera's articles of incorporation provide that its Board of Directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire Procera. All of the foregoing could adversely affect prevailing market prices for Procera's common stock.


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

SHARES ELIGIBLE FOR FUTURE SALE BY PROCERA'S CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT ITS STOCK PRICE.

     To date, Procera has had a very limited trading volume in its common stock. On April 27, 2005, Procera filed an amendment to the registration statement, which was originally filed on January 28, 2005, with the Securities and Exchange Commission covering the resale by certain selling stockholders of an aggregate of 18,811,746 shares of Procera's common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of Procera's common stock and could impair Procera's ability to raise capital at that time through the sale of its securities.


ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE PROCERA'S STOCK PRICE TO DECLINE.

     Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of Procera's common stock and could impair its ability to raise capital through the sale of additional equity securities. As of April 3, 2005, Procera had 30,045,379 shares of common stock outstanding.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

(a)  Evaluation of Disclosure Controls and Procedures.
     ------------------------------------------------

     Procera's chief executive officer and chief financial officer, after evaluating its disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, Procera's disclosure controls and procedures were effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Control Over Financial Reporting.
     ----------------------------------------------------

     During the period covered by this Quarterly Report on Form 10-QSB, there were no significant changes in Procera's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, Procera's internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------


     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

     On December 30, 2004, the Company completed the sale of 5,762,500 shares of its restricted common stock for a total offering of $4,610,000 to 23 institutional and accredited investors in satisfaction of the common stock subscription agreements that these investors signed in December 2004. The Company also issued warrants to purchase an aggregate of 1,728,750 shares of the common stock at a per share exercise price of $1.25 and warrants to purchase an aggregate of 1,728,750 shares of the common stock at a per share exercise price of $1.37. The warrants are exercisable, in whole or in part, for three years following the effectiveness of a registration statement. In addition, the investors received registration rights with respect to their securities. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.

     On February 23, 2005, the Company issued warrants to purchase an aggregate of 300,000 shares of its restricted common stock at a per share exercise price of $1.78 to four Independent Sales Representatives as additional compensation for them to market and sell the Company's products in their assigned territory. The warrants are exercisable, subject to vesting provisions, and expire three years following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The Independent Sales Representatives have access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.

     On February 23, 2005, the Company issued warrants to purchase 2,688 shares of its restricted common stock at a per share exercise price of $1.25 to a placement agent as additional compensation in connection with the private placement in December 2004. The warrants are exercisable immediately and expire three years following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The placement agent was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.

     On March 4, 2005, one investor exercised a warrant to purchase 40,000 shares of the Company's common stock at a per share exercise price of $2.00. The Company received net proceeds of $80,000.

     On March 7, 2005, one investor exercised a warrant to purchase 10,000 shares of the Company's common stock at a per share exercise price of $2.00. The Company received net proceeds of $20,000.

     On March 11, 2005, one advisory board member exercised a warrant to purchase 100,000 shares of the Company's restricted common stock at a per share exercise price of $0.075. The Company received net proceeds of $7,500.

     On March 28, 2005, the Company issued 17,473 shares of the Company's restricted common stock to a non-profit organization as a charitable gift made on behalf of a placement agent as compensation for the services that he provided in connection with the private placement in December 2004. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The placement agent was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     None.


ITEM 5.  OTHER INFORMATION
--------------------------

     None.


ITEM 6.  EXHIBITS
-----------------

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

                              Procera Networks, Inc.,
                              a Nevada corporation
May 18, 2005
                              By:     /s/ Douglas J. Glader
                                 -----------------------------------------------
                                      Douglas J. Glader
                              Its:    President and Chief Executive Officer

                              By:     /s/ Jay R. Zerfoss
                                 -----------------------------------------------
                                      Jay R. Zerfoss
                              Its:    Chief Financial and Accounting Officer