Form 10QSB
period 2005-07-03
PROCERA NETWORKS INC
filed 2005-08-17
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-49862

PROCERA NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100C Cooper Court, Los Gatos, California 95032
(Address of principal executive offices)

(408) 354-7200
(Issuer's Telephone Number)

Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 3, 2005 there were 30,780,317 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format: Yes ☐ No ☒

PROCERA NETWORKS

		Page

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of July 3, 2005		3

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three and Six Months Ended July 3, 2005 and June 27, 2004 and the Period from May 1, 2002 (Inception) through July 3, 2005		4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Three Months Ended July 3, 2005 and June 27, 2004, and the Period from May 1, 2002 (Inception) through July 3, 2005		5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)		6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	CONTROLS AND PROCEDURES	29

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5.	OTHER INFORMATION	31

ITEM 6.	EXHIBITS	31

SIGNATURES		32

EXHIBITS		33

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEET
As of July 3, 2005

(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,981,148
Accounts receivable, net	210,086
Inventory, net	203,363
Prepaid expenses	182,299
Restricted cash	200,000
Total current assets	2,776,896

Property and equipment, net	47,785
Other assets	95,919

Total assets	$2,920,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$137,909
Deferred revenue	164,745
Accrued liabilities	249,953
Total current liabilities	552,607

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding at July 3, 2005	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 30,780,317 shares issued and outstanding at July 3, 2005	30,780
Additional paid-in-capital	17,023,673
Deficit accumulated during the development stage	(14,686,460)
Total stockholders' equity	2,367,993
Total liabilities and stockholders' equity	$2,920,600

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative
					Period from
					May 1, 2002
	Three Months Ended		Six Months Ended		(date of inception)
	July 3,	June 27,	July 3,	June 27,	to
	2005	2004	2005	2004	July 3, 2005

Sales, net	$76,638	$34,300	$212,252	$42,794	$517,316
Cost of sales	85,781	24,338	180,765	26,079	492,895
Gross profit	(9,143)	9,962	31,487	16,715	24,421

Operating expenses:
Engineering	662,233	529,991	1,210,691	1,090,939	5,298,246
Sales and marketing	530,058	178,209	912,043	381,024	2,478,145
General and administrative	603,513	861,497	1,489,449	1,270,479	6,506,656
Total operating expenses	1,795,804	1,569,697	3,612,183	2,742,442	14,283,047

Loss from operations	(1,804,947)	(1,559,735)	(3,580,696)	(2,725,727)	(14,258,626)

Interest and other income	4,611	1,539	8,677	3,257	27,415
Interest and other expense	-	(21,725)	-	(21,725)	(455,249)

Net loss	$(1,800,336)	$(1,579,921)	$(3,572,019)	$(2,744,195)	$(14,686,460)

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.12)

Shares used in computing net loss per share - basic and diluted	30,725,907	23,500,463	30,060,666	23,060,110

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
			Period from
			May 1, 2002
	Six Months Ended		(Date of Inception)
	July 3,	June 27,	to
	2005	2004	July 3, 2005
Cash flows from operating activities:
Net loss	$(3,572,019)	$(2,744,195)	$(14,686,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	-	-	(11,796)
Common stock issued for service rendered	-	-	41,324
Accrued interest on convertible notes payable	-	-	264,751
Stock based compensation	217,975	503,929	1,371,278
Fair value of warrants issued to non-employee	499,249	-	1,398,911
Common stocks subscriptions issued in connection with convertible notes payable	-	-	29,277
Depreciation	15,857	36,302	101,145
Amortization of intangibles	-	20,842	178,350
Changes in assets and liabilities:
Accounts receivable	(178,481)	(67,269)	(210,086)
Inventory	(76,950)	(35,589)	45,840
Prepaid expenses and other assets	24,435	(82,946)	(278,218)
Accounts payable	68,785	63,612	137,909
Accrued liabilities and deferred revenue	(29,045)	(131,927)	147,198
Net cash used in operating activities	(3,030,194)	(2,437,241)	(11,470,577)

Cash flows from investing activities:
Purchase of property and equipment	(19,472)	(19,763)	(101,337)
Proceeds from sale of property and equipment	-	-	15,000
Change in restricted cash	(200,000)	10,000	(200,000)
Net cash used in investing activities	(219,472)	(9,763)	(286,337)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	2,504,041	6,471,702
Proceeds from common stock subscription, net	-	-	4,324,375
Proceeds from exercise of warrants, net	1,082,884	-	1,086,985
Proceeds from convertible notes payable	-	-	1,855,000
Net cash provided by financing activities	1,082,884	2,504,041	13,738,062

Net increase in cash and cash equivalents	(2,166,782)	57,037	1,981,148

Cash and cash equivalents, beginning of period	4,147,930	1,935,741	-

Cash and cash equivalents, end of period	$1,981,148	$1,992,778	$1,981,148

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JULY 3, 2005

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three-month and six-month periods ended July 3, 2005 and June 27, 2004, respectively, are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending January 1, 2006. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended January 2, 2005.

The Company's quarterly reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2005 and 2004 ended on July 3, 2005 and June 27, 2004, respectively.

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

The Company has experienced net losses since its inception and had an accumulated deficit of $14,686,460 at July 3, 2005. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

					From
					May 1, 2002
	Three Months Ended		Six Months Ended		(Date of
					Inception) to
	July 3,	June 27,	July 3,	June 27,	July 3,
	2005	2004	2005	2004	2005

Net loss as reported	($1,800,336)	($1,579,921)	($3,572,019)	($2,744,195)	($14,686,460)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	108,987	479,729	217,974	522,050	1,371,277
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(359,063)	(337,206)	(701,681)	(385,765)	(1,756,223)

Pro forma net loss	($2,050,412)	($1,437,398)	($4,055,726)	($2,607,910)	($15,071,406)

Earnings per share basic and diluted:
As reported	($0.06)	($0.07)	($0.12)	($0.12)
Pro forma	($0.07)	($0.06)	($0.13)	($0.11)

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

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Numerator - Basic and diluted	$(1,800,336)	$(1,579,921)	$(3,572,019)	$(2,744,195)

Denominator - basic and diluted
Weighted average common shares outstanding	30,725,907	23,500,463	30,030,666	23,060,110
Weighted average unvested common shares subject to repurchase	-	-	-	-

Total	30,725,907	23,500,463	30,030,666	23,060,110

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.12)

Antidilutive securities:
Options	3,786,000	2,395,000	3,786,000	2,395,000
Warrants	7,721,910	3,744,251	7,721,910	3,744,251
Rights to purchase common stock	325,000	575,000	325,000	575,000

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at July 3, 2005:

July 3,
2005

Trade accounts receivable	$343,985
Less: Allowance for sales return	(4,033)
Less: Allowance for bad debts	(129,866)

Accounts receivable, net	$210,086

NOTE 5 - INVENTORIES, NET

Inventories consist of the following at July 3, 2005:

July 3,
2005
Work-in-progress	$22,447
Finished goods	282,133
Less: Inventory reserve for obsolescence	(101,217)

Inventories, net	$203,363

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of the following at July 3, 2005:

July 3,
2005
Prepaid insurance	$49,455
Prepaid software licenses	62,963
Prepaid maintenance	6,051
Other prepaid expenses	16,830
Other receivables	47,000

Total prepaid expenses	$182,299

NOTE 7 - RESTRICTED CASH

The Company set up a certificate of deposit with the amount of $200,000 as the collateral for issuing a standby letter of credit to satisfy the initial payment terms requested by a new supplier. The Company will have access to the funds when the standby letter of credit expires on July 31, 2005. On July 31, 2005, the standby letter of credit expired and the Company currently has access to the funds.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at July 3, 2005:

July 3,
2005

Accrued paid time off expenses	$99,040
Sales and use taxes payable	2,133
Deferred rent liability	13,744
Other accrued expenses	123,047
Contingent warranty liability	11,989

Total accrued liabilities	$249,953

NOTE 9 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual for the six months ended July 3, 2005:

Warranty accrual, January 2, 2005	$6,206
Charged to cost of sales	5,783
Actual warranty expenditures	-

Warranty accrual, July 3, 2005	$11,989

NOTE 10 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

					From
	Three Months Ended		Six Months Ended		May 1, 2002
					(date of
	July 3,	June 27,	July 3,	June 27,	inception) to
	2005	2004	2005	2004	July 3, 2005

United States	$20,102	$31,747	$31,100	$40,241	$283,532
Latin America	12,206	-	136,822	-	136,822
Australia	-	280	-	280	16,180
Asia	36,466	-	36,466	-	49,905
Europe	7,864	2,273	7,864	2,273	17,337
Canada	-	-	-	-	6,795
Middle East	-	-	-	-	6,745

Total	$76,638	$34,300	$212,252	$42,794	$517,316

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from billings to customers located in the United States, Latin America, Canada, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended July 3, 2005, three customers accounted for 47.6%, 20.8% and 10.3% of revenues, respectively. For the three months ended June 27, 2004, one customer accounted for 83.1% of revenues. For the period from May 1, 2002 (date of inception) to July 3, 2005, two customers accounted for 23.4% and 17.2% of revenues, respectively.

NOTE 11 - SPECIAL WARRANTS OFFER

On March 30, 2005, the Board of Directors approved an offer by the Company to amend the 1,177,688 shares of investor warrants issued on December 9, 2004, to reduce the exercise price of such warrants from $2.00 to $1.50 per share, and to change the expiration date of such warrants from April 26, 2005 to April 13, 2005. In addition, the Company offered to amend 1,446,458 shares of investor warrants issued on June 27, 2004, to reduce the exercise price of such warrants from $2.00 to $1.40 per share and to change the expiration date of such warrants from June 30, 2006 to April 13, 2005.  On or about April 13, 2005, certain holders of the Company’s December 2003 Warrants and June 2004 Warrants exercised warrants to purchase 557,438 and 102,500 shares of its common stock at $1.50 and $1.40 per share, respectively, and the Company received net proceeds of $974,759 from the exercise of such exchange warrants. The Black-Scholes fair value of the warrant re-pricing is estimated to be $1,926,330.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective the first annual reporting periods beginning after December 15, 2005 for companies that file as small business issuers. The adoption of SFAS 123R is expected to have a material impact on the Company's financial position, results of operations and cash flows.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

NOTE 13 - SUBSEQUENT EVENTS

On July 13, 2005, the Amendment No. 2 to the Registration Statement, filed by the Company on June 21, 2005 on Form SB-2/A was declared effective by the Securities and Exchange Commission. The Company filed the Amendment No. 2 to the Registration Statement on Form SB-2/A to register an aggregate of 18,811,746 shares of common stock in connection with the private placement of common stock in December 2004, and the Registration Statements filed by the Company on Form SB-2 declared effective on April 26, 2004 and June 20, 2004 by the Securities and Exchange Commission.

On July 28, 2005, the Company hosted a telephone conference call for investors and analysts. The telephone conference call provided an overview of the status of the Company’s business. The text of such conference call was filed with the Securities and Exchange Commission on Form 8K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING DISCUSSION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. PROCERA CANNOT GUARANTEE THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND PROCERA ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

OVERVIEW.

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") develops intelligent network appliances that provide a non-intrusive, wire-speed network overlay to protect, control and optimize internal IP-based networks. Procera's OptimIP(TM) family of network appliances enables businesses of every size and type to better manage and control their internal networks.

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

RECENT DEVELOPMENTS

On July 28, 2005, Procera hosted a telephone conference call for investors and analysts. Below is a brief summary of certain matters which were discussed.

Procera has a new product which is currently in beta testing. This new product is an integration of a server and a complete switching and routing network appliance. Procera believes this product addresses a new market space of application oriented networking. Procera expects to announce and launch this product third quarter of 2005.

Procera has a second product under development which is expected to address the expanding security markets with next generation features in the anomaly detection and prevention market. This product is already demonstrating tremendous promise in Procera’s lab testing and has shown the fundamental capability to surpass the features of the leading Intrusion Detection System and Intrusion Protection System products in the expanding security market today. Procera expects this product to be beta tested in the early in fourth quarter of 2005.

Procera also announced that it has engaged the services of Houlihan Lokey Howard & Zukin (“Houlihan”). After being approached by an interested third party, Procera decided to hire Houlihan in order to optimize the value of finding the right strategic partner. Procera believes a strategic partnership is a powerful tool that could increase the sales of Procera’s products and increase its market penetration.

During the telephone conference Procera’s Senior VP of Marketing and Sales and Chief Technology Officer also discussed the recent development in sales and marketing and product development, respectively. For more information regarding the telephone conference, please refer to Procera’s Form 8K filed on August 1, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 2005 AND JUNE 27, 2004

Revenues

Net revenues reported for the three months ended July 3, 2005 and June 27, 2004 are $76,638 and $34,300, respectively. The increase in revenues is mainly due to an increase in shipment of our OptimIP 12012 product. During the three months ended July 3, 2005, Procera shipped product orders totaling approximately $185,000. However, due to the fact that several of these orders were shipped under payment terms which exceeded Procera’s standard terms of net 30 days, revenue of approximately $108,000 is being deferred until customer payments are received. The deferred revenues of $108,000 are expected to be collected and recognized as revenues during subsequent quarters. In additions, Procera also billed and deferred approximately $57,000 for extended software and hardware maintenance revenues for the three months ended July 3, 2005. Procera will amortize and recognize the software and hardware maintenance revenues through out the maintenance contract period.

Net revenues reported for the six months ended July 3, 2005 and June 27, 2004 are $212,252 and $42,794, respectively. The increase in revenues is mainly due to an increase in shipment of our products, OptimIP 12012 and OptimIP 1000, during the first six months of 2005. We continue to feel optimistic that revenues will increase from sales of our OptimIP 12012 product for the remaining of 2005.

Cost of Sales

Cost of sales of $85,781 and $24,338 for the three months ended July 3, 2005 and June 27, 2004, respectively, include: (a) the direct cost of materials for products sold; (b) inventory adjustments; and (c) warranty costs. In addition to these cost elements, cost of sales for the three months ended July 3, 2005 also included direct labor and software license royalty.

Because volume sales were not achieved, fixed and variable manufacturing overhead costs for these periods were expensed and reported as engineering operating expenses. When volume sales are achieved, reported cost of sales will include applied manufacturing overhead, in addition to direct labor, direct material, and the other cost categories listed above. Inventory adjustments are not expected to occur on a regular basis.

An out of period charge in the amount of $49,600 is included in cost of sales for the three months ended July 3, 2005. During the three months ended April 3, 2005, 400 units of product were manufactured and customized for Procera by an outside vendor and were subsequently sold by Procera to its customers. The unit cost paid by Procera for these 400 units was based on its commitment to purchase an additional 2,600 units of the products during the three months ended July 3, 2005. Because Procera did not receive customer orders for the 2,600 units, it, in turn, did not order these units from the vendor involved. This resulted in the vendor charging Procera, during the three months ended July 3, 2005, an additional cost of $49,600 to cover product customization and the low volume of units purchased. Since this out of period cost is a one time charge, Procera does not expect this cost to occur again in the future.

Cost of sales of $180,765 and $26,079 are reported for the six months ended July 3, 2005 and June 27, 2004, respectively. The increase in cost of sales for the six months ended July 3, 2005 is mainly due to an increase in shipment of Procera’s products, OptimIP 12012 and OptimIP 1000.

Gross Profit

As a result of the out-of-period cost of $49,600 described above, a gross loss of ($9,143) is reported for the three months ended July 3, 2005, as compared with a gross profit of $9,962 for the three months ended June 27, 2004. Excluding the out-of-period costs, a gross profit of $40,457 (53%) and $9,962 (29%) was realized from net revenues for the three months ended July 3, 2005 and June 28, 2004, respectively.

Gross profit for the six months ended July 3, 2005 and June 27, 2004 is reported as $31,847 and $16,715, respectively. Excluding the extraordinary charge for the material cost variances, a gross profit of $81,087 (38%) and $16,715 (39%) was realized from net revenues for the three months ended July 3, 2005 and June 28, 2004, respectively. The reported margins are not representative of gross margin expected for sales of Procera’s products for the remainder of 2005, when the product mix will change to include selling of more of Procera’s OptimIP 12012 product, which is expected to have a higher gross margin.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Revenues	$76,638	$34,300	$212,252	$42,794

Cost of sales
Direct material and labor cost	38,842	12,395	130,672	13,707
Material Cost Variances	49,600	-	49,600	-
Inventory adjustments	(2,661)	11,943	493	12,372
Total cost of sales	85,781	24,338	180,765	26,079

Gross Profit	$(9,143)	$9,962	$31,487	$16,715

Gross margin	-12%	29%	15%	39%
Gross margin - excluding material cost variances	53%	29%	38%	39%

Operating Expenses

Operating expenses for the three months ended July 3, 2005 totaled approximately $1,796,000 as compared to approximately $1,570,000 incurred during the three months ended June 27, 2004. These expenses increased by $226,000 primarily as a result of the following:

(a)	Salaries and benefits expenses increased by approximately $241,000 as a result of adding 7 new employees: 5 for Sales and 2 for Engineering.
(b)
As a result of the Company’s increased efforts to market, sell and install its products, the sales and marketing expenses increased approximately by $144,000. The increased expenditures include: $67,000 for consulting services, $46,000 for website development cost, $11,000 for trade shows, and $20,000 for expenses for evaluation units.

(c)	An increase in bad debt reserve by approximately $113,000 as a result of establishing an allowance for bad debts for accounts receivable that are more than 90 days old.
(d)	Increased professional service expenditures, mainly due to higher legal fees related to corporate and patent matters, by approximately $77,000.
(e)	Increased facilities and other expenses by approximately $40,000 to satisfy additional personnel and space requirements.
(f)	Decreased spending in Engineering prototypes by approximately $18,000 is mainly due to the completion of the development for OPT-12012.
(g)	Decreased employee stock based compensation expense by approximately $371,000 due to a reduction in vested shares for the three months ended July 3, 2005.

Operating expenses for the six months ended July 3, 2005 totaled approximately $3,612,000 as compared to approximately $2,742,000 incurred during the six months ended June 27, 2004. These expenses increased by approximately $870,000 primarily as a result of the following:

(a)	Salaries and benefits expenses increased by approximately $484,000 as a result of adding 9 new employees: 6 for Sales and 3 for Engineering.
(b)
As a result of the Company’s increased efforts to market, sell and install its products, the sales and marketing expenses increased approximately by $275,000. The increased expenditures include: $127,000 for consulting services, $63,000 for travel and entertainment, $46,000 for website development cost, $15,000 for trade shows, and $24,000 for expenses for evaluation units.

(c)
Increased outside services expenditures by approximately $259,000 is mainly due to non-cash expenses recorded for fair value of warrants issued to consultants that performed marketing and promotional services and investor relations services.

(d)	An increase in bad debt reserve by approximately $130,000 as a result of establishing an allowance for bad debts for accounts receivable that are more than 90 days old.
(e)	Increased facilities, equipment and other expenses by approximately $74,000 to satisfy additional personnel and space requirements.
(f)	Increased professional service expenditures, mainly due to higher legal fees related to corporate and patent matters, by approximately $13,000.
(g)	Decreased spending in Engineering prototypes by approximately $79,000 is mainly due to the completion of the development for OPT-12012.
(h)	Decreased employee stock based compensation expense by approximately $286,000 due to a reduction in vested shares for the three months ended July 3, 2005.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Operating expenses
Engineering	$662,233	$529,991	$1,210,691	$1,090,939
Sales and marketing	530,058	178,209	912,043	381,024
General and administrative	603,513	861,497	1,489,449	1,270,479

Total operating expenses	$1,795,804	$1,569,697	$3,612,183	$2,742,442

Interest and Other Expense

The amount of $21,725 reported by Procera as other expense for the three-month period and the six-month period ended June 27, 2004 represents a 1% penalty paid in May 2004 to shareholders because the Form SB-2 Registration Statement filed by us on January 8, 2004 was not declared effective by the Securities and Exchange Commission on or before April 9, 2004.

For the three-month period and the six-month period ended July 3, 2005, Procera did not incur any interest and other expense. Procera has no long-term or interest-bearing debt outstanding as of July 3, 2005.

Interest and Other Income

Procera earned interest income on funds maintained in an interest-bearing money market account. For the three months ended July 3, 2005 and June 27, 2004, Procera recorded interest and other income of $4,611 and $1,539, respectively. For the six months ended July 3, 2005 and June 27, 2004, Procera recorded interest and other income of $8,677 and $3,257, respectively.

Net Loss

Since Procera is still a development stage company, it incurred a net loss of $1,800,336 for the three months ended July 3, 2005, compared to a net loss of $1,579,921 for the three months ended June 27, 2004. For the six months ended July 3, 2005 and June 27, 2004, Procera incurred a net loss of $3,572,019 and $2,744,195, respectively. During the continuing development phase, Procera has sustained operating losses and it expects such losses to continue through the remainder of 2005.

Liquidity and Capital Resources

The balance of cash and cash equivalents of $1,981,148 at July 3, 2005 represents primarily the remaining net proceeds from the sale of 5,762,500 shares of common stock at $.80 per share in December 2004. In addition, on April 13, 2005, holders of Warrants to purchase shares of Procera’s common stock executed a portion of their Warrants and purchased 557,438 shares of common stock at a price of $1.50 per share (providing net proceeds of $831,259) and 102,500 shares of our stock at a price of $1.40 per share (providing net proceeds of $143,500). As of April 26, 2005, outstanding Warrants to purchase 589,000 at a price of $2.00 per share expired and were cancelled.

On July 13, 2005, the Form SB-2 Registration Statement filed by the Procera on January 28, 2005 to register the common shares sold in December 2004 was declared effective by the Securities and Exchange Commission.

Procera projects that the cash and cash equivalents on hand at July 3, 2005 will be sufficient to support its growth operations through October 2005, without relying on incoming revenues from sales to customers or additional sales of its securities. Procera expects that additional funds, from customer sales and equity financing, will be needed in order to sustain its operations after October 2005 and beyond.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective the first annual reporting periods beginning after December 15, 2005 for companies that file as small business ssuers. The adoption of SFAS 123R is expected to have a material impact on the Company's financial position, results of operations and cash flows.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

Warranty Reserve

Procera generally warrants its products for a specific period of time, usually one year, against material defects. Procera provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent Procera's best estimate at the time of sale of the total costs that it will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, Procera reviews the accrued balances and updates the historical warranty cost trends. If Procera were required to accrue additional warranty cost in the future, it would negatively affect operating results.

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

PROCERA IS AN EARLY STAGE COMPANY AND THE PRODUCT OF A RECENT MERGER, AND HAS A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.

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

Procera has only recently launched many of the products and services described herein and, therefore, is a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If Procera is unsuccessful in addressing these risks and uncertainties, its business, results of operations and financial condition will be materially and adversely affected.

PROCERA EXPECTS LOSSES FOR THE FORSEEABLE FUTURE.

For the three months ended July 3, 2005, Procera had net loss from operations of $1,800,336. From May 1, 2002, date of its inception, through July 3, 2005, Procera had net losses from operations of $14,686,460. Procera will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, Procera plans to invest heavily in marketing and promotion, to hire additional employees, and to enhance its network content and management technologies. Procera's management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for Procera's products. If Procera's revenue growth is slower than anticipated or its operating expenses exceed expectations, its losses will be significantly greater. It may never achieve profitability.

PROCERA WILL NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, Procera currently anticipates that the available funds will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion through October 2005. Thereafter, it will need to raise additional funds. If any of its assumptions are incorrect, Procera may need to raise capital before the end of October 2005. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those holders of ommon stock. There can be no assurance that additional financing will be available on terms favorable to Procera or at all. If adequate funds are not available on acceptable terms, Procera may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on its business, results of operations and financial condition.

HOLDERS OF PROCERA'S COMMON STOCK MAY BE DILUTED IN THE FUTURE.

Procera is authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, its Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as its Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of its common stock held by existing stockholders. At July 3, 2005, there were 30,780,317 shares of common stock outstanding, warrants to purchase 7,721,910 shares of common stock, stock options to purchase 3,786,000 shares of common stock, and rights to purchase 325,000 shares of common stock.

On July 13, 2005, Amendment No. 2 to the Registration Statement, filed by the Company on June 21, 2005 on Form SB-2/A was declared effective by the Securities and Exchange Commission. The Company filed the Amendment No. 2 to the Registration Statement on Form SB-2/A to register an aggregate of 18,811,746 shares of common stock in connection with the private placement of common stock in December 2004, and the Registration Statements filed by the Company on Form SB-2 declared effective on April 26, 2004 and June 20, 2004 by the Securities and Exchange Commission.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND PROCERA'S INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT ITS BUSINESS OPERATIONS.

Procera's future success will depend, to a significant extent, on the ability of its management to operate effectively, both individually and as a group. Given its early stage of development, Procera is dependent on its ability to attract, retain and motivate high caliber key personnel. Procera has recently expanded its sales force, and it is actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. Procera currently has a small indirect channel partner and end-user service and support organization and will need to increase its staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, Procera relies on qualified systems engineers and service and support personnel to provide pre-sales and post-sales technical support for its products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and Procera may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions, and it may become increasingly difficult to hire such persons. Procera's business will suffer if it encounters delays in hiring these additional personnel.

Procera's performance is substantially dependent on the continued services and on the performance of its executive officers and other key employees, particularly Douglas J. Glader, its Chief Executive Officer, Anil Sahai, its Chief Technical Officer and Gary Johnson, its Vice President, Sales. The loss of the services of any of its executive officers or key employees could materially and adversely affect Procera's business. Additionally, Procera believes it will need to attract, retain and motivate talented management and other highly skilled employees to be successful. It may be unable to retain Procera’s key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit Procera's employees. Procera does not have employment contracts with any of its personnel. Procera currently does not have key person insurance in place.

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

Many of Procera's competitors are substantially larger than it is and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than it can. Procera has encountered, and expects to encounter, customers who are extremely confident in and committed to the product offerings of its competitors. Furthermore, some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of its prospective customers. These competitors may enter Procera's existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than its solutions. Given the market opportunity in the bandwidth management solutions market, Procera also expects that other companies may enter Procera’s market with alternative products and technologies, which could reduce the sales or market acceptance of its products and services, perpetuate intense price competition or make its products obsolete. If any technology that is competing with Procera's is or becomes more reliable, higher performing, less expensive or has other advantages over Procera’s technology, then the demand for its products and services would decrease, which would harm its business.

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

INTRODUCTION OF PROCERA'S NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF ITS EXISTING PRODUCTS WHICH COULD HARM ITS OPERATING RESULTS.

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

Procera's industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If Procera is found to infringe the proprietary rights of others, or if it otherwise settles such claims, it could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter its products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing its products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that Procera is infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on its business, financial condition and results of operations.

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

IF PROCERA'S PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, IT COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES.

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, Procera has experienced such errors in connection with new products and product upgrades. Procera expects that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on Procera's business by causing it to incur significant warranty and repair costs, diverting the attention of its engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if Procera's products are not accepted by customers due to defects, and such returns exceed the amount it accrued for defect returns based on its historical experience, its operating results would be adversely affected.

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

PROCERA EXPECTS THE AVERAGE SELLING PRICES OF ITS PRODUCTS TO DECREASE, WHICH MAY REDUCE GROSS MARGIN OR REVENUE.

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. Procera anticipates that the average selling prices of its products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by it or its competitors. Procera may experience substantial decreases in future operating results due to the erosion of its average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began at the end of 2000, coupled with the slow recovery of the broader economy.

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

SHARES ELIGIBLE FOR FUTURE SALE BY PROCERA'S CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT ITS STOCK PRICE.

To date, Procera has had a very limited trading volume in its common stock. On July 13, 2005, the amendment to the registration statement, which was originally filed on January 28, 2005, with the Securities and Exchange Commission covering the resale by certain selling stockholders of an aggregate of 18,811,746 shares of Procera's common stock was declared effective by the Securities and Exchange Commission. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of Procera's common stock and could impair Procera's ability to raise capital at that time through the sale of its securities.

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE PROCERA'S STOCK PRICE TO DECLINE.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of Procera's common stock and could impair its ability to raise capital through the sale of additional equity securities. As of July 3, 2005, Procera had 30,780,317 shares of common stock outstanding.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 6, 2005, one investor exercised a warrant to purchase 75,000 shares of the Company's common stock at a per share exercise price of $0.075. The Company received net proceeds of $5,625.

On April 13, 2005, the Company completed its special warrant offer (“Special Warrant Offer”). The Company offered to holders of its outstanding Stock Purchase Warrants issued on December 9, 2003 (the “December 2003 Warrants”) and Stock Purchase Warrants issued on June 27, 2004 (the “June 2004 Warrants”) to reduce the exercise price of the respective warrants as an incentive for such holders to exercise the warrants. On April 13, 2005, certain holders of the Company’s December 2003 Warrants exercised their warrants to purchase 557,438 shares of the Company’s common stock at a per share exercise price of $1.50. On April 13, 2005, certain holders of the Company’s June 2004 Warrants exercised their warrants to purchase 102,500 shares of the Company’s common stock at a per share exercise price of $1.40. The Company received net proceeds of $974,759 from the exercise of such exchange warrants.

On April 13, 2005, the Company issued warrants to purchase 10,000 shares of its restricted common stock at a per share exercise price of $1.86 to a member of the Board of Directors of the Company as compensation in connection with the Special Warrant Offer in April 2005. The warrants are exercisable immediately and expire three years from the date of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The director was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.

On June 14, 2005, the Company issued warrants to purchase 75,000 shares of its restricted common stock at a per share exercise price of $1.42 to a member of the Board of Directors of the Company as compensation for assisting the Company to locate, purse, and negotiate a strategic business alliance with prospective business partners and/or investors. Fifty percent of the warrants will vest upon completion of four months service by the director, and the remaining fifty percent will vest upon completion of a private placement of the Company’s common stock or strategic investment with a minimum value of five million dollars. The warrants will expire three years from the date of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The director was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Procera’s Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. While Mr. Williams continues to be a member of the Board of Directors of Procera, he no longer serves as a member of the audit committee because he has accepted compensation for serving on the Committee of Strategic Partnership and Merger and Acquisition; therefore the audit committee currently only has one member, Mr. McClendon. Mr. McClendon is not considered a “audit committee financial expert” as such term is defined in the Securities Act of 1933, as amended, and Procera is in the process of interviewing a candidate to fill this position.

ITEM 6. EXHIBITS

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

Procera Networks, Inc.,
a Nevada corporation
August 17, 2005
	By:	/s/ Douglas J. Glader
Douglas J. Glader
	Its:	President and Chief Executive Officer

	By:	/s/ Jay R. Zerfoss
Jay R. Zerfoss
	Its:	Chief Financial and Accounting Officer