Form 10QSB
period 2005-10-02
PROCERA NETWORKS INC
filed 2005-11-16
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 2, 2005 there were 30,780,317 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format: Yes ☐  No ☒

PROCERA NETWORKS

		Page

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of October 2, 2005		3

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three and Nine Months Ended October 2, 2005 and September 26, 2004 and the Period from May 1, 2002 (Inception) through October 2, 2005		4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Nine Months Ended October 2, 2005 and September 26, 2004, and the Period from May 1, 2002 (Inception) through October 2, 2005		5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)		6

ITEM 2.	MMANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	CONTROLS AND PROCEDURES	24

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5.	OTHER INFORMATION	26

ITEM 6.	EXHIBITS	26

SIGNATURES		27

EXHIBITS		28

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEET
As of October 2, 2005

(unaudited)

Current assets:
Cash and cash equivalents	$852,126
Accounts receivable, net	171,122
Inventories, net	182,321
Prepaid expenses and other current assets	186,956
Total current assets	1,392,525

Property and equipment, net	43,379
Other assets	95,919
Total assets	$1,531,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$102,664
Deferred revenue	163,445
Accrued liabilities	286,770
Total current liabilities	552,879

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding at October 2, 2005	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 30,780,317 shares issued and outstanding at October 2, 2005	30,780
Additional paid-in-capital	17,165,986
Deficit accumulated during the development stage	(16,217,822)
Total stockholders' equity	978,944
Total liabilities and stockholders' equity	$1,531,823

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative
					Period from
					May 1, 2002
	Three Months Ended		Nine Months Ended		(date of inception)
	October 2,	September 26,	October 2,	September 26,	to
	2005	2004	2005	2004	October 2, 2005

Sales	$30,747	$25,276	$242,999	$68,070	$548,063
Cost of sales	32,328	114,645	213,093	140,724	525,223
Gross profit	(1,581)	(89,369)	29,906	(72,654)	22,840

Operating expenses:
Engineering	708,024	528,334	1,918,715	1,619,273	6,006,270
Sales and marketing	417,010	324,784	1,329,053	705,808	2,895,155
General and administrative	407,482	1,022,371	1,896,931	2,292,850	6,914,138
Total operating expenses	1,532,516	1,875,489	5,144,699	4,617,931	15,815,563

Loss from operations	(1,534,097)	(1,964,858)	(5,114,793)	(4,690,585)	(15,792,723)

Interest and other income	2,735	2,115	11,412	5,372	30,150
Interest and other expense	-	-	-	(21,725)	(455,249)
Net loss	$(1,531,362)	$(1,962,743)	$(5,103,381)	$(4,706,938)	$(16,217,822)

Net loss per share - basic and diluted	$(0.05)	$(0.08)	$(0.17)	$(0.20)

Shares used in computing net loss per share-basic and diluted	30,780,317	24,104,406	30,300,550	23,408,209

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
			Period from
			May 1, 2002
	Nine Months Ended		(Date of Inception)
	October 2,	September 26,	to
	2005	2004	October 2, 2005
Cash flows from operating activities:
Net loss	$(5,103,381)	$(4,706,938)	$(16,217,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	-	-	(11,796)
Common stock issued for service rendered	-	-	41,324
Accrued interest on convertible notes payable	-	-	264,751
Stock based compensation	326,961	916,932	1,480,264
Fair value of warrants issued to non-employee	532,576	194,230	1,432,238
Common stock subscriptions issued in connection with convertible notes payable		-	29,277
Depreciation	24,097	55,600	109,385
Amortization of intangibles	-	65,429	178,350
Changes in assets and liabilities:
Accounts receivable, net	(139,517)	(13,646)	(171.122)
Inventories, net	(55,908)	(7,739)	66,882
Prepaid expenses and other assets	19,778	(89,260)	(282,875)
Accounts payable	33,540	13,295	102,664
Accrued liabilities and deferred revenue	6,472	(163,862)	182,715
Net cash used in operating activities	(4,355,382)	(3,735,959)	(12,795,765)

Cash flows from investing activities:
Purchase of property and equipment	(23,306)	(33,232)	(105,171)
Proceeds from sale of property and equipment	-	-	15,000
Change in restricted cash	-	10,000	-
Net cash used in investing activities	(23,306)	(23,232)	(90,171)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	2,504,041	6,471,702
Proceeds from common stock subscription, net	-	-	4,324,375
Proceeds from exercise of warrants, net	1,082,884	-	1,086,985
Proceeds from convertible notes payable	-	-	1,855,000
Net cash provided by financing activities	1,082,884	2,504,041	13,738,062

Net increase in cash and cash equivalents	(3,295,804)	(1,255,150)	852,126

Cash and cash equivalents, beginning of period	4,147,930	1,935,741	-

Cash and cash equivalents, end of period	$852,126	$680,591	$852,126

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 2, 2005

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (“Procera” or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three-month and nine-month periods ended October 2, 2005 and September 26, 2004, respectively, are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending January 1, 2006. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended January 2, 2005.

The Company's quarterly reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2005 and 2004 ended on October 2, 2005 and September 26, 2004, respectively.

The Company is in its development stage, devoting substantially all of its efforts to product development, marketing and sales and raising capital. Successful completion of the Company's development program and ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

The Company has experienced net losses since its inception and had an accumulated deficit of $16,217,822 at October 2, 2005. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

					From
	Three Months Ended		Nine Months Ended		May 1, 2002
					(Date of
	October 2,	September 26,	October 2,	September 26,	Inception) to
	2005	2004	2005	2004	October 2, 2005

Net loss as reported	($1,531,362)	($1,962,743)	($5,103,381)	($4,706,938)	($16,217,822)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	108,987	394,882	326,961	916,932	1,480,264
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(361,785)	(299,601)	(1,063,466)	(654,388)	(2,118,008)

Pro forma net loss	($1,784,160)	($1,867,462)	($5,839,886)	($4,444,394)	($16,855,566)

Earnings per share basic and diluted:
As reported	($0.05)	($0.08)	($0.17)	($0.20)
Pro forma	($0.06)	($0.08)	($0.19)	($0.19)

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

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Numerator - Basic and diluted	$(1,531,362)	$(1,962,743)	$(5,103,381)	$(4,706,938)

Denominator - basic and diluted
Weighted average common shares outstanding	30,780,317	24,104,406	30,300,550	23,408,209
Weighted average unvested common shares subject to repurchase	-	-	-	-

Total	30,780,317	24,104,406	30,300,550	23,408,209

Net loss per share - basic and diluted	$(0.05)	$(0.08)	$(0.17)	$(0.20)

Antidilutive securities:
Common stock subject to repurchase	-	-	-	-
Options	4,042,111	2,498,000	4,042,111	2,498,000
Warrants	7,288,178	5,004,251	7,288,178	5,004,251
Rights to purchase common stock	325,000	455,200	325,000	455,200

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at October 2, 2005:

October 2,
2005

Trade accounts receivable	$306,640
Less: Allowance for sales return	(5,652)
Less: Allowance for bad debts	(129,866)

Accounts receivable, net	$171,122

NOTE 5 - INVENTORIES, NET

Inventories consist of the following at October 2, 2005:

October 2,
2005

Work-in-progress	$18,599
Finished goods	264,939
Less: Inventory reserve for obsolescence	(101,217)

Inventories, net	$182,321

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at October 2, 2005:

October 2,
2005

Prepaid insurance	$25,654
Prepaid software licenses	73,582
Prepaid maintenance	44,083
Other receivables	43,637

Total prepaid expenses and other current assets	$186,956

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at October 2, 2005:

October 2,
2005

Accrued paid time off expenses	$99,367
Accrued expenses	92,842
Salaries and wages payable	63,296
Deferred rent liability	16,131
Contingent warranty liability	14,237
Sales and use taxes payable	897

Total accrued liabilities	$286,770

NOTE 8 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual for the nine months ended October 2, 2005:

Warranty accrual, January 2, 2005	$6,206
Charged to cost of sales	8,031
Actual warranty expenditures	-

Warranty accrual, October 2, 2005	$14,237

NOTE 9 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

					From
	Three Months Ended		Nine Months Ended		May 1, 2002
					(date of
	October 2,	September 26,	October 2,	September 26,	inception) to
	2005	2004	2005	2004	October 2, 2005

United States	$29,054	$11,486	$60,154	$51,727	$305,591
Latin America	-	-	136,822	-	136,822
Australia	-	-	-	280	16,180
Asia	-	-	36,466	-	49,905
Europe	1,693	-	9,557	2,273	19,030
Canada	-	13,790	-	13,790	13,790
Middle East	-	-	-	-	6,745

Total	$30,747	$25,276	$242,999	$68,070	$548,063

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from billings to customers located in the United States, Latin America, Canada, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended October 2, 2005, four customers accounted for 37.1%, 26.9%, 17.4% and 10.8% of revenues, respectively. For the three months ended September 26, 2004, five customers accounted for 27.7%, 26.9%, 18.0%, 14.4% and 13.0% of revenues, respectively. For the nine months ended October 2, 2005, two customers accounted for 49.7% and 15% of revenues, respectively. For the nine months ended September 26, 2004, four customers accounted for 41.9%, 12.5%, 10.3% and 10.0% of revenues, respectively. For the period from May 1, 2002 (date of inception) to October 2, 2005, two customers accounted for 22.0% and 16.3% of revenues, respectively.

NOTE 10 - SPECIAL WARRANTS OFFER

On March 30, 2005, the Board of Directors approved an offer by the Company to amend the 1,177,688 shares of investor warrants issued on December 9, 2004, to reduce the exercise price of such warrants from $2.00 to $1.50 per share, and to change the expiration date of such warrants from April 26, 2005 to April 13, 2005. In addition, the Company offered to amend 1,446,458 investor warrants issued on June 27, 2004, to reduce the exercise price of such warrants from $2.00 to $1.40 per share and to change the expiration date of such warrants from June 30, 2006 to April 13, 2005.  On or about April 13, 2005, certain holders of the Company’s December 2003 Warrants and June 2004 Warrants exercised warrants to purchase 557,438 and 102,500 shares of its common stock at $1.50 and $1.40 per share, respectively, and the Company received net proceeds of $974,759 from the exercise of such exchange warrants. The Black-Scholes fair value of the warrant re-pricing is estimated to be $1,926,330.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

On October 12, 2005, Procera Networks, Inc. held its annual shareholder meeting at its offices in Los Gatos, California to: (1) re-elect two directors; (2) ratify the appointment of Burr, Pilger & Mayer LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 1, 2006; (3) approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 50,000,000 to 100,000,000 shares of common stock and from 5,000,000 to 15,000,000 shares of preferred stock; and (4) approve an increase in the number of shares of common stock reserved for issuance under the 2004 Stock Option Plan from 2,500,000 to 5,000,000 shares of common stock. There were a total of 28,883,567 shares of voting common stock present at the meeting by proxy and in person. All nominees for directors were elected, the selection of the independent registered public accounting firm was ratified, the amendment to the Company's Articles of Incorporation to increase authorized shares of capital stock was approved, and the amendment to the Company’s 2004 Stock Option Plan to increase the number of shares of common stock reserved for issuance was approved (See Part II, ITEM 4 Submission of Matters To Vote of Security Holders).

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

OVERVIEW.

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") develops intelligent network appliances that provide a family of intelligent appliances to enable businesses to dramatically reduce the total cost associated with networking security and compliance. Procera's OptimIP(TM) family of network appliances enables businesses of every size and type to better manage and control their internal networks.

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

RECENT DEVELOPMENTS

On November 1, 2005, Procera had cash on hand of approximately $431,000. Procera projects that this amount of cash will be sufficient to support its operations through November 2005, without relying on incoming revenues from sales to customers or additional sales of its securities. Procera will need additional funds from financing in order to sustain its operations after November 2005 and beyond. In the event Procera does not receive financing in November it may be unable to fund operations.

On October 12, 2005, Procera Networks, Inc. held its annual shareholder meeting at its offices in Los Gatos, California to: (1) re-elect two directors; (2) ratify the appointment of Burr, Pilger & Mayer LLP as the Company’s independent financial auditors for the fiscal year ending January 1, 2006; (3) approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 50,000,000 to 100,000,000 shares of common stock and from 5,000,000 to 15,000,000 shares of preferred stock; and (4) approve an increase in the number of shares of common stock reserved for issuance under the 2004 Stock Option Plan from 2,500,000 to 5,000,000 shares of common stock. There were a total of 28,883,567 shares of voting common stock present at the meeting by proxy and in person. All nominees for directors were elected, the selection of the independent auditor was ratified, the amendment to the Company's Articles of Incorporation to increase authorized shares of capital stock was approved, and the amendment to the Company’s 2004 Stock Option Plan to increase the number of shares of common stock reserved for issuance was approved (See Part II, ITEM 4 Submission of Matters To Vote of Security Holders).

Procera has successfully completed the beta testing of its newly announced 3600 platform with two large customers in Japan and plans to make first customer revenue shipments of this product during the fourth quarter of 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 2005 AND SEPTEMBER 26, 2004

Revenues

The Company is reporting a solid increase in product shipments for the third quarter ending on October 2, 2005 of $210,000, which includes a large shipment to a customer located in the People’s Republic of China. The Company also reported increased activity from companies willing to evaluate its leading edge solutions against the more established suppliers, due primarily to the increased security features and the more competitive pricing of Procera’s products. Consistent with Procera’s conservative revenue recognition policy, and the fact that a foreign customer missed the deadline to post the appropriate letter of credit, a major portion of this revenue is being deferred until this transaction can be completed. Accordingly, net revenues reported for the three months ended October 2, 2005 $30,747, and compared to $25,276 for the three months ending September 26, 2004. Net revenues reported for the nine months ended October 2, 2005 and September 26, 2004 are $242,999 and $68,070, respectively

The Company also successfully completed the beta testing of its newly announced 3600 platform with two large customers in Japan and should have its first customer revenue shipments of this product during the fourth quarter. Thus, we continue to feel optimistic that revenues will increase from sales of our OptimIP 12012 and 2402 products with a first customer shipment assist from our newly announced 3600 platform during the last quarter of 2005.

Cost of Sales

Cost of sales of $32,328 and $114,645 for the three months ended October 2, 2005 and September 26, 2004, respectively, include: (a) the direct cost of materials for products sold; (b) inventory adjustments; and (c) warranty costs. In addition to these cost elements, cost of sales for the three months ended October 2, 2005 also included applied labor, manufacturing overheads cost and software license royalty. Cost of sales for the three months ended September 26, 2004 included an inventory reserve of $105,494 for slow moving MLS-XP products.

Because volume sales were not achieved, only a small portion of the fixed and variable manufacturing overhead costs were reported as cost of sales for three months ended October 2, 2005. The majority of the fixed and variable manufacturing overheads costs were expensed and reported as engineering operating expenses for the three months ended October 2, 2005 and September 26, 2004. When volume sales are achieved, reported cost of sales will include the majority of fixed and variable manufacturing overheads, in addition to applied labor, direct material, and the other cost categories listed above. Inventory adjustments are not expected to occur on a regular basis.

Cost of sales of $213,093 and $140,724 are reported for the nine months ended October 2, 2005 and September 26, 2004, respectively. The increase in cost of sales for the nine months ended October 2, 2005 is mainly due to: i) an increase in shipment of Procera’s products, OptimIP 12012 and OptimIP 1000; and ii) including applied labor, a small portion of manufacturing overheads cost and software license royalty in cost of sales for the second and third quarter of 2005.

Gross Profit (Loss)

For the three months ended October 2, 2005 and September 26, 2004, Procera reported gross loss of $(1,581) and $(89,369), respectively. The gross loss reported for the three months October 2, 2005 is mainly due to the Company starting to report applied labor and manufacturing overheads as cost of sales. The gross loss reported for the three months ended September 26, 2004 is mainly due to a non-recurring charge of $105,494 for inventory reserve for slow moving MLS-XP products.

Gross profit (gross loss) for the nine months ended October 2, 2005 and September 26, 2004 is reported as $29,906 and $(72,654), respectively. Excluding the extraordinary charge for the material cost variances and inventory adjustments, a gross profit of $79,999 (33%) and $45,213 (66%) was realized from net revenues for the nine months ended October 2, 2005 and September 26, 2004, respectively. The decrease in gross margin for the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004 is mainly due to an increase in shipment of OptimIP 1000, which has a lower gross margin, during the first quarter of 2005.

The reported margins may not be representative of gross margin for sales of Procera’s products for the fourth quarter of 2005, when the product mix will change to include our OptimIP 12012 product and our new OptimANA Convergence Platform Series, which have a higher gross margin.

	Three Months Ended		Nine Months Ended

	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Revenues	$30,747	$25,276	$242,999	$68,070

Cost of sales
Direct material cost	9,101	7,501	117,591	21,207
Material cost variances	-	-	49,600	-
Applied labor and manufacturing overheads	13,852	-	26,659	-
Software License Royalty	9,375	1,650	18,750	1,650
Inventory adjustments	-	105,494	493	117,867
Total cost of sales	32,328	114,645	213,093	140,724

Gross Profit	$(1,581)	$(89,369)	$29,906	$(72,654)

Gross margin (gross loss)	(5%)	(354%)	12%	(107%)
Gross margin - excluding material coat variances and inventory adjustment	(5%)	64%	33%	66%

Operating Expenses

Engineering:

Engineering expenses increased by $180,000 from approximately $528,000 for the three months ended September 26, 2004 to approximately $708,000 for the three months ended October 2, 2005. The increase in engineering expenses is mainly due to an increase in personnel expenses: (i) addition of five new engineers; and (ii) reclassification of stock based compensation and salaries and benefits for CTO from general and administrative expenses.

Engineering expenses increased by $300,000 from approximately $1,619,000 for the nine months ended September 26, 2004 to approximately $1,919,000 for the nine months ended October 2, 2005. The increase in engineering expenses is mainly due to an increase in personnel expenses: (i) reclassification of stock based compensation and salaries and benefits for CTO from general and administrative expenses; (ii) addition of six new engineers. The increase in engineering expenses is partially offset by a reduction in consulting services related to completion of the development project for OptimIP 12012.

Sales and Marketing:

Sales and marketing expenses increased by $92,000 from approximately $325,000 for the three months ended September 26, 2004 to approximately $417,000 for the three months ended October 2, 2005. Sales and marketing expenses increased by $623,000 from approximately $706,000 for the nine months ended September 26, 2004 to approximately $1,329,000 for the nine months ended October 2, 2005.

The increase in sales and marketing expenses for both the three-month and nine-month periods is mainly due to: (i) an increase in personnel expenses due to hiring of four new sales managers; (ii) increased consulting services and travel and entertainment expenses in order to market, sell and install Procera’s products.

General and Administrative:

General and administrative expenses decreased from approximately $1,022,000 for the three months ended September 26, 2004 to approximately $407,000 for the three months ended October 2, 2005. The $615,000 decrease in general and administrative expenses is mainly due to: (i) reclassification of stock based compensation and salaries and benefits for CTO to engineering expenses; (ii) a decrease in expense for warrants issued to outside consultants as they completed their services during the third quarter of 2005; and (ii) a reduction of amortization expense for intellectual property acquired from Ezyte, Inc. & EZ2, Inc. as the intellectual property expense was fully amortized at the end of 2004.

General and administrative expenses decreased from approximately $2,293,000 for the nine months ended September 26, 2004 to approximately $1,897,000 for the nine months ended October 2, 2005. The $396,000 decrease in general and administrative expenses is mainly due to: (i) reclassification of stock based compensation and salaries and benefits for CTO to engineering expenses. The decrease in general and administrative expenses is partially offset by: (i) an increase in outside services expense for additional warrants issued to outside consultants that performed investors relations services during the first quarter of 2005; and (iii) an increase in bad debt allowance for accounts receivable that are more than 90 days old.

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Operating expenses
Engineering	$708,024	$528,334	$1,918,715	$1,619,273
Sales and marketing	417,010	324,784	1,329,053	705,808
General and administrative	407,482	1,022,371	1,896,931	2,292,850

Total operating expenses	$1,532,516	$1,875,489	$5,144,699	$4,617,931

Interest and Other Income

Procera earned interest income on funds maintained in an interest-bearing money market account. For the three months ended October 2, 2005 and September 26, 2004, Procera recorded interest and other income of $2,735 and $2,115, respectively. For the nine months ended October 2, 2005 and September 26, 2004, Procera recorded interest and other income of $11,412 and $5,372, respectively.

Interest and Other Expense

For the three-month period and the nine-month period ended October 2, 2005, Procera did not incur any interest and other expense. Procera has no long-term or interest-bearing debt outstanding as of October 2, 2005.

For the three-month period ended September 26, 2004, Procera did not incur any interest and other expense. For the nine-month period ended September 26, 2004, the amount of $21,725 reported by Procera as other expense represents a 1% penalty paid in May 2004 to shareholders because the Form SB-2 Registration Statement filed by the Company on January 8, 2004 was not declared effective by the Securities and Exchange Commission on or before April 9, 2004.

Net Loss

Since Procera is still a development stage company, it incurred a net loss of $1,531,362 for the three months ended October 2, 2005, compared to a net loss of $1,962,743 for the three months ended September 26, 2004. For the nine months ended October 2, 2005 and September 26, 2004, Procera incurred a net loss of $5,103,381 and $4,706,938, respectively. During the continuing development phase, Procera has sustained operating losses and it expects such losses to continue through the fourth quarter of 2005 and the first half of 2006.

Liquidity and Capital Resources

On November 1, 2005, Procera had cash on hand of approximately $431,000. Procera projects that this amount of cash will be sufficient to support its operations through November 2005, without relying on incoming revenues from sales to customers or additional sales of its securities. Procera will need additional funds from financing in order to sustain its operations after November 2005 and beyond. In the event Procera does not receive financing in November it may be unable to fund operations.

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

PROCERA WILL NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, Procera currently anticipates that the available funds will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion through November 2005. Procera will need additional funds from financing in order to sustain its operations after November 2005 and beyond. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those holders of common stock. There can be no assurance that additional financing will be available on terms favorable to Procera or at all. If adequate funds are not available, Procera may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on its business, results of operations and financial condition. Further, in the event Procera does not receive financing in November it may be unable to fund operations.

PROCERA IS AN EARLY STAGE COMPANY AND THE PRODUCT OF A RECENT MERGER, AND HAS A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.

Procera was formed as a result of a merger of two separate companies, Procera Networks, Inc., a Delaware corporation ("PNI") and Zowcom, Inc., a Nevada corporation ("Zowcom"), in October 2003, and to date have only two fiscal years of combined operations. In addition, both Zowcom and PNI had only a limited operating history prior to the merger. Therefore, Procera has only a limited operating history upon which you can evaluate its business and prospects, and it has yet to develop sufficient experience regarding actual revenues to be received from its combined operations.

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

PROCERA EXPECTS LOSSES FOR THE FORSEEABLE FUTURE.

For the three months ended October 2, 2005, Procera had net loss from operations of $1,531,362. From May 1, 2002, date of its inception, through October 2, 2005, Procera had net losses from operations of $16,217,822. Procera will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, Procera plans to invest heavily in marketing and promotion, to hire additional employees, and to enhance its network content and management technologies. Procera's management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for Procera's products. If Procera's revenue growth is slower than anticipated or its operating expenses exceed expectations, its losses will be significantly greater. It may never achieve profitability.

HOLDERS OF PROCERA'S COMMON STOCK MAY BE DILUTED IN THE FUTURE.

As of Ocober 13, 2005 Procera is authorized to issue up to 100,000,000 shares of common stock and 15,000,000 shares of preferred stock. Procera will need additional funds from financing in order to sustain its operations after November 2005 and beyond. To the extent of such authorization, the Company’s Board of Directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as its Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of its common stock held by existing shareholders.

At October 2, 2005, there were 30,780,317 shares of common stock outstanding, warrants to purchase 7,288,178 shares of common stock, stock options to purchase 4,042,111 shares of common stock, and rights to purchase 325,000 shares of common stock.

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

Procera's future success will depend, to a significant extent, on the ability of its management to operate effectively, both individually and as a group. Given its early stage of development, Procera is dependent on its ability to attract, retain and motivate high caliber key personnel. Procera has recently expanded its sales force. Procera currently has a small indirect channel partner and end-user service and support organization and will need to increase its staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, Procera relies on qualified systems engineers and service and support personnel to provide pre-sales and post-sales technical support for its products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and Procera may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions, and it may become increasingly difficult to hire such persons. Procera's business will suffer if it encounters delays in hiring these additional personnel.

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

Procera competes in a new, rapidly evolving and highly competitive sector of the networking technology market. It expects competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for Procera's products and could require increased spending by it on research and development, sales and marketing and customer support, any of which could have a negative financial impact on its business. There are numerous firmly entrenched competitors in this market including, but not limited to, Cisco Systems, Inc., Packeteer, Inc., Foundry Networks, Inc. and Extreme Networks, Inc. Procera also competes with several small private companies that utilize competing technologies to provide bandwidth management. In addition, its products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, Procera faces indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Many of Procera's competitors are substantially larger than it is and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than it can. Procera has encountered, and expects to encounter, customers who are extremely confident in and committed to the product offerings of its competitors. Procera has also encountered customers who are afraid to purchase products from small, less established companies. Furthermore, some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of its prospective customers. These competitors may enter Procera's existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than its solutions. Given the market opportunity in the bandwidth management solutions market, Procera also expects that other companies may enter Procera’s market with alternative products and technologies, which could reduce the sales or market acceptance of its products and services, perpetuate intense price competition or make its products obsolete. If any technology that is competing with Procera's is or becomes more reliable, higher performing, less expensive or has other advantages over Procera’s technology, then the demand for its products and services would decrease, which would harm its business.

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

IF PROCERA IS UNABLE TO EFFECTIVELY MANAGE ITS GROWTH, IT MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR ITS PRODUCTS.

Procera has rapidly and significantly expanded its operations and anticipates that further significant expansion will be required to address potential growth in its customer base and market opportunities. This expansion could place a significant strain on Procera's management, products and support operations, sales and marketing personnel and other resources, which could harm its business.

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

PROCERA EXPECTS THE AVERAGE SELLING PRICES OF ITS PRODUCTS TO DECREASE, WHICH MAY REDUCE GROSS MARGIN OR REVENUE.

This quarters reported margins may not be representative of gross margin for sales of Procera’s products for the fourth quarter of 2005, when the product mix will change to include our OptimIP 12012 product and our new OptimANA Convergence Platform Series, which have a higher gross margin; however, the network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. Procera anticipates that the average selling prices of its products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by it or its competitors. Procera may experience substantial decreases in future operating results due to the erosion of its average selling prices. Competitive pressures are expected to increase as a result of the industry slowdown that began at the end of 2000, coupled with the slow recovery of the broader economy.

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

Recent regulatory changes, including the Sarbanes-Oxley Act of 2002, and future accounting pronouncements and regulatory changes, will have an impact on Procera's future financial position and results of operations. These changes and proposed legislative initiatives are likely to increase Procera's general and administrative costs. In addition, insurance costs, including health, workers' compensation and insurance premiums, have been dramatically increasing and likely to continue to increase in the future as a result of high claims rates over the past year. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses Procera reports under generally accepted accounting principles, and adversely affect its operating results.

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

Procera cannot assure you that it will be able to successfully integrate employees into it or to educate current and future employees in regard to rapidly evolving technologies and its product families. A failure to do so may hurt Procera's revenue growth and operating results.

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

PROCERA'S COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The market price of Procera's common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of Procera's common stock following periods of volatility because of the market's adverse reaction to volatility. Procera cannot assure you that its stock will trade at the same levels of other stocks in its industry or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

-	actual or anticipated fluctuations in Procera's quarterly operating results;
-	announcements of technological innovations;
-	changes in financial estimates by securities analysts;
-	conditions or trends in the network control and management industry;
-	changes in the market valuations of other such industry related companies;
-	the acceptance of market makers and institutional investors of Procera and its stock;
-	general unfavorable economic conditions.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE PROCERA'S STOCK PRICE TO DECLINE.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of Procera's common stock and could impair its ability to raise capital through the sale of additional equity securities. As of October 2, 2005, Procera had 30,780,317 shares of common stock outstanding.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 1, 2005, the Company issued warrants to purchase 25,000 shares of its restricted common stock at a per share exercise price of $1.22 to a landlord according to the lease agreement, dated May 1, 2005, between the Company and the landord. The warrants are exercisable immediately and expire three years from the date of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The director was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.

On September 13, 2005, the Company issued warrants to purchase 15,000 shares of its restricted common stock at a per share exercise price of $0.68 to a consultant as compensation for providing consulting services to the Company. The warrants are exercisable immediately and expire three years from the date of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The director was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were being acquired for investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On October 12, 2005, Procera Networks, Inc. held its annual shareholder meeting at its offices in Los Gatos, California to:
(1)	re-elect two directors; and
(2)	ratify the appointment of Burr, Pilger & Mayer LLP as the Company’s independent financial auditors for the fiscal year ending January 1, 2006; and
(3)
approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 50,000,000 to 100,000,000 shares of common stock and from 5,000,000 to 15,000,000 shares of preferred stock; and

(4)	approve an increase in the number of shares of common stock reserved for issuance under the 2004 Stock Option Plan from 2,500,000 to 5,000,000 shares of common stock.

There were a total of 28,883,567 shares of voting common stock present at the meeting by proxy and in person. Douglas Gladder and Thomas William were elected directors, and shall joint the other two incumbent directors, Scott McClendon and Thomas Saponas, the selection of the independent auditor was ratified, the amendment to the Company's Articles of Incorporation to increase authorized shares of capital stock was approved, and the amendment to the Company’s 2004 Stock Option Plan to increase the number of shares of common stock reserved for issuance was approved. The proposals were voted upon and approved in the manner set forth below:

Proposal 1	For	Against	Abstain
Douglas J. Glader Thomas Williams	28,883,567 28,883,567	0 0	0 0
Proposal 2	For	Against	Abstain
Burr, Pilger & Mayer LLP	28,551,565	17,800	375,800
Proposal 3	For	Against	Abstain
Amendment to Procera Networks, Inc. Articles of Incorporation	16,104,461	485,789	373,250
Proposal 4	For	Against	Abstain
Amendment to Procera Networks, Inc. 2004 Stock Option Plan	16,213,721	371,528	378,250

ITEM 5. OTHER INFORMATION

Procera’s Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. While Mr. Williams continues to be a member of the Board of Directors of Procera, he no longer serves as a member of the audit committee because he has accepted compensation for serving on the Committee of Strategic Partnership and Merger and Acquisition; therefore the audit committee currently only has one member, Mr. McClendon. Mr. McClendon is not considered a “audit committee financial expert” as such term is defined in the Securities Act of 1933, as amended, and Procera is in the process of searching for a candidate to fill this position.

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

Procera Networks, Inc.,
a Nevada corporation
November 16, 2005
	By:	/s/ Douglas J. Glader
Douglas J. Glader
	Its:	President and Chief Executive Officer

	By:	/s/ Jay R. Zerfoss
Jay R. Zerfoss
	Its:	Chief Financial and Accounting Officer