Form 10KSB
period 2006-01-01
PROCERA NETWORKS INC
filed 2006-04-03
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2006

☐	Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____ to______.

Commission file number: 000-49862

PROCERA NETWORKS, INC.
(Name of small business issuer in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Cooper Court, Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	(408) 354-7200
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common	OTCBB
(Title of class)	(Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒          No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     ☐ Yes         ☒ No

State issuer’s revenue for its most recent fiscal year: $254,800 for the fiscal year ended January 1, 2006.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 30, 2006, was $21,954,505. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons’ may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 45,965,342 shares of common stock outstanding as of March 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one):     Yes ☐;       No ☒

PART I

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

Procera Networks, Inc. (“Procera” or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.	BUSINESS

History

Procera Networks, Inc., a Delaware corporation (“PNI”), was incorporated on May 1, 2002 to provide the corporate structure for a spinout of a small team of technologists, intellectual property and experienced managers led by Douglas J. Glader from Digi International of Eden Prairie, Minnesota (“Digi”). PNI’s intended business was developing and marketing intelligent network products that provide a non-intrusive, wire-speed network overlay to protect, control and optimize IP-based network traffic. Initial operations were partially financed by Digi.

On October 16, 2003, PNI merged with Zowcom, Inc., a Nevada corporation previously founded on July 11, 2001, in a stock-for-stock transaction. After the merger, Zowcom was the surviving corporation and assumed the operations and the business plan of PNI and the stockholders of PNI became the stockholders of Zowcom. Zowcom changed its name to Procera Networks, Inc. (“Procera” or the “Company”). Procera’s trading symbol is: OTC: BB:PRNW.OB

Procera spent the years of 2002 through 2004 refining its product vision and implementing the first two commercial products that embodied its vision. These products were the OptimIP™ 2402 (“2402”) and the OptimIP™ 12012 (“12012”). Thus, by the end of 2004, Procera was ready to take its first two products to market.

The first significant action taken by Procera to prepare to take its current and new products to market was to recruit Mr. Gary Johnson as Senior Vice President of Sales and Marketing in November 2004. In the first half of 2005, Mr. Johnson hired and trained a sales team in North America, Latin America, Japan and Europe. Over the course of the second half of 2005, the sales team in conjunction with the Company’s technical staff worked closely with prospective customers to find the particular niches that were served best by the Company’s initial offerings of products. While the Company gained some attention in certain vertical markets/applications it did not in others. In general, the vertical markets that were most receptive to the Company’s product offerings, such as hospitality, multi-tenant residential and commercial, and wireless infrastructure, were looking for solutions that the 2402 and 12012 could fill with a very minimum of customization and systems integration work. The vertical markets that were least receptive to the Company’s initial products were those that had requirements that were too demanding for the 2402 and 12012 products. That is, the Company learned that its initial product offerings while built on the right concept, did not have sufficient value relative to entrenched competition to be useful in all applications originally envisioned by the Company. The 2402 and 12012 products were the first products to embody the Company’s vision, and contained many but not all of the product features needed to address all applications/vertical markets where the Company’s concept will ultimately be beneficial. As a result of this market feedback in 2005, the Company took two significant actions.

First, the Company commenced development of its next generation product, the converged platform product known as the 3600 family of products (the ‘3600’). This product tightly integrates a generic server with the Company’s intelligent switching capability. The integration is facilitated by using an XML transition layer that is operating system agnostic. The 3600 will run any number of “best of breed” software point products normally found in server based network appliances. By tightly coupling the functionality of software only products to Procera’s policy driven intelligent switching fabric, only packets that need to be processed by the software running on the server are processed at the slow server speeds. All other packets can be passed through the 3600 switch fabric at wire speed. This has the effect of vastly increasing the throughput and scalability of the software running in the 3600. The 3600 product has been reviewed by Gartner Group, the Yankee Group, Frost and Sullivan, a large system integrator and several small software companies, and all strongly affirmed the product concept. The first 3600 product to be extensively tested is being delivered for particular applications found extensively in Japan. This version of the 3600 is running third party software that can block a particularly invasive peer-to-peer software prevalent in Japan and was extensively tested at IT-4 Labs in Japan under the supervision of two large Japanese distributors in the summer and fall of 2005. We hope to enter into a business relationship with one of these Japanese distributors in the near term and discussions are progressing at the second distributor.  A second version of the 3600 product running third party software that provides true two-factor authentication for ultra secure internet transactions such as on line banking was released in January 2006.

Second, the Company has focused its sales effort for the 2402 and 12012 products on a substantially more select group of customers than in the past. The Company learned in 2005 that the 2402 and the 12012 have most if not all of the functionality needed to provide a compelling value proposition for many functions in the hospitality and multi-tenant environments and in some wireless installations. In these applications, many users are competing for limited bandwidth. For example in today’s hotel operations, internet connection is provided to all guests at a fixed price regardless of how much bandwidth a particular guest ends up using. Yet there is a fixed bandwidth for all users in the hotel. In this environment, some users can “hog” the bandwidth by getting on the network and running applications, such as downloading movies, which use up most of the available bandwidth. The 2402 and 12012 allow hoteliers to customize the bandwidth received by each guest and allows the hotel operators, if they choose, to charge different amounts for different bandwidth availability. The situation is much the same in wireless “hot spots”.

Industry Background

The explosive growth of the Internet over the past decade has had many benefits for end users and the economy generally. Yet along with all of the good, some hitherto unimaginable problems have materialized. Corporations are faced with an ever-increasing need to protect their network from threats, which can compromise the integrity of the network. For example, in today’s work environment, the Internet has enabled a significant amount of computer network usage completely unrelated to the business of the employer. The misuse and abuse of the corporate network asset is rampant and poses significant legal liabilities as employees play video games, download music, buy and sell stocks, visit gambling and pornographic websites, check their personal e-mail and use their employer's computer network for many other purposes unrelated to their employment or the business of their employer. Another “revolutionary” industry changing phenomenon has been the recently mandated requirement for public corporations to manage, and meet Sarbanes-Oxley compliance. The combination of these factors has driven the need for new levels of intelligence ‘inside’ the network to eliminate, control or secure the content being passed through the corporate network. The costs of bandwidth, network management, lost productivity, and network misuse and abuse far outweigh the initial costs of the application and networking infrastructure. Following are some of the foremost problems that companies face in today’s network-enabled business environments:

•
Compliance with government regulatory requirements and corporate policies requires archiving and retention of business communications. A network-driven compliance strategy can keep executives out of legal jeopardy while ensuring storage systems are not filled with junk data.

•	Network misuse and abuse causes significant costs from lost productivity and lost business. The average 100-employee firm loses over $750,000 per year from network misuse and abuse.
•
Companies may be liable for non-business and inappropriate use of network resources such as peer-to-peer music downloading, pornography, etc. Controlling or eliminating non-business usage has become a business imperative.

•
Most business networks are secured from the outside in, leaving corporate LANs, WANs and WLANs relatively open to attacks from the inside and insider misuse. Additional network security behind the firewall is required to control insider fraud as well as the introduction of viruses, worms and other network-borne abuse.

•
LAN/WAN speeds are miss-matched: WAN-width is more expensive than LAN-width, so many companies have implemented WAN-facing optimization schemes. However, real-world network performance is largely dependent on the latency and congestion of the underlying LAN/WAN infrastructure.

•
IP-based networks are being deployed as converged topologies for data, streaming, video and mission-critical business applications. Delay-sensitive and time-constrained applications such as VOIP (voice over IP), audio/video streaming media, etc. require high bandwidth and consistent performance. Meanwhile, the performance and response time of transactional ERP, database and Citrix applications are subject to network congestion and bottlenecks. Network optimization systems are required to intelligently optimize, prioritize and control these converged networks and the applications that run on them.

•
The cost and management complexity of network solutions to enable compliance, control content, provide security and optimize performance are increasing. Integrated solutions are required instead of disparate products.

As a result of these problems, many business applications do not perform efficiently or even reliably over IP-based networks without massive over-provisioning.

The Procera Product Vision

The foregoing problems represent the business opportunity that Procera identified early in its life and is now building out a series of progressively more sophisticated products to address. The Procera vision is to design and sell a family of products that identify application traffic being carried over a network at wire speed through hardware based deep-packet inspection of each packet and offer the user the ability to route and process each packet based on policies that can be revised in real time. The vision calls for products that seamlessly integrate with existing network infrastructures and equipment.

Procera’s Initial Product Offerings

Procera’s initial products combine wire-speed, port based networking hardware, with Procera’s software modules, available in a range of configurations for usage control, internal protection, archiving, compliance and application acceleration. The 2402 “edge product” provides up to 8.4 Gbps of throughput, while the 12012 gigabit “core product”, provides up to 24 Gbps of throughput. The proprietary value added for those products lies to some considerable degree in Procera’s three software modules that are sold in conjunction with the 2402 and the 12012. The OptimIP™ Application Accelerator, OptimIP™ Network Protector and the OptimIP™ Compliance Executive feature sets are each described below. All products are managed through an intuitive graphical user interface that can implement and match companies’ corporate content and security policies into their network.

OptimIP™ Application Accelerator: The OptimIP™ Application Accelerator works harmoniously with WAN network optimization and bandwidth-management systems enabling IT groups to transparently manage overall quality of service, bandwidth, and application prioritization to maximize the ROI of existing corporate and campus networks.

The OptimIP™ Application Accelerator helps existing Ethernet networks run mission critical applications more efficiently when bandwidth is constrained within the LAN. Besides better business based usage of the network, it also has significant cost savings to organizations which can prioritize vital business data, instead of purchasing additional bandwidth. The OptimIP™ solution enables multiple applications with different performance characteristics to work efficiently and interdependently. This ensures that internal networks perform with greatly reduced latency with existing bandwidth and equipment. Delay-sensitive and time-constrained applications such as VoIP and multimedia streaming require timely delivery and consistent network services. Additionally, ERP, CRM, database, Citrix, and other business applications are particularly sensitive to network congestion and thus dependent on the effective allocation of bandwidth. The OptimIP™ Application Accelerator ensures that business-critical applications receive appropriate network priority, while less important network traffic can be rate limited in order to align the network usage with the organization’s priorities (i.e. mission critical applications get top priority).

OptimIP™ Network Protector: The OptimIP™ Network Protector restricts the misuse of personal applications, controls network bandwidth abuse, and ensures that mission-critical applications, such as VoIP, Citrix, database and ERP systems, execute consistently and reliably with highest possible performance.

Procera's new OptimIP™ Network Protector can process up to 24 Gbps of sustained throughput at network speeds without introducing latency and provide guaranteed service levels for VoIP, streaming media and business-critical applications, such as ERP/MRP, database and other transaction-intensive applications -- all using existing bandwidth, LAN topologies and network equipment.

Procera's OptimIP™ Network Protector provides LAN/WAN bandwidth management through rate limiting, with granular flow control down to 64 Kbit increments, eight priority queues, and managed bandwidth for latency- and congestion-sensitive applications, quality of service compatible with 802.1p, TOS, and DiffServ QoS topologies, and per-port and per-flow expert policy control -- all easily configurable from a graphical dashboard.

OptimIP™ Compliance Executive: The OptimIP™ Compliance Executive includes the functionality of the OptimIP Application Accelerator and the Network Protector and adds selective surveillance, data retention and archiving to facilitate meeting the new regulatory and governmental compliance regulations. The OptimIP™ Compliance Executive allows corporations to:

•	Archive business data and communications for compliance with government regulations and business policies;
•	Implement selective and cloaked surveillance of potential internal fraud or other breaches of corporate policies and retain critical information required for evidence and prosecution.

Procera’s OptimIP Compliance Executive is a powerful software set that provides network administrators with the ability to define high-level policies for traffic mirroring to network analyzers, log servers, Intrusion Detection Systems, etc. Businesses can record everything employees do online with the OptimIP™ Compliance Executive, including Websites visited, emails, and instant messages. Policies define which traffic to forward to the designated monitor port. The OptimIP filters traffic at wire-speed, so no latency is introduced and policies operate transparently to applications and users. Using the intuitive graphical user interface for Procera’s OptimIP Compliance Executive, even a non-technical administrator can define policies down to the packet, user, or application level to provide a new level of security and compliance.

The Converged Platform family of Products: As alluded to in the history section above, the OptimANA Convergence Platform Series, the CP3600, tightly couples Procera’s OptimIP intelligent networking routing and switching hardware with a standard Intel Zeon-based server. The new converged platform architecture integrates, in the standard 2U form factor, the intelligence and deep-packet inspection capabilities of server-based application software with the wire-speed performance and granular port-level control of Procera’s proprietary networking hardware. Procera has also produced the OptimANA XML APL which enables vendors of server software, security gateways and network appliances to increase the functionality of their software. The API can take calls specified by the application software to automatically translate and implement network policies, in hardware, to block, prioritize, or provide specific bandwidth management usage levels for data flowing within the LAN. The OtimANA platform is targeted at the rapidly emerging multi-billion dollar market for Application Oriented Networking.

The CP3600 comes in an easy-to-deploy and manage system that extends the functionality, performance and market research of server-based software vendors without requiring them to develop expensive ASIC-based systems or retooling their application architectures to work on proprietary platforms.

Applications

Procera’s core technology of wire-speed information processing, based on the contents of the data packets, can be used as the foundation of many solutions - e.g., IT security, network performance management, storage archiving, hierarchical storage management, network traffic shaping, etc. Presently, the application that Procera is focused on is bandwidth management, particularly for hotels and multi-tenant (residential and commercial) facilities and for wireless infrastructure.

Distribution

Procera substantially modified its product distribution during the second half of 2005. Based on the results of its directly employed sales staff and its experience with VAR’s, Systems Integrators, and the like (“third party resellers”), Procera is now working with a substantially smaller group of third party resellers, but such resellers are very well connected in a particular vertical market. The vertical markets are hospitality, multi-tenant housing, and wireless infrastructure for its 12012 and 2404 products. For its converged platform products. Procera is partnering with several “best of breed” software point solution companies (solutions that were originally intended to run solely on servers).

Competition

Procera’s products and technology cut across several networking, security, and bandwidth management market segments, including servers and networking hardware devices that control how, when and where voice, data and video are transmitted and received. Thus, the OptimIP™ and the OptimANA network products provide similar functionality as the major networking brand leaders such as Cisco Systems, Inc., Foundry Networks and Extreme Networks, Inc. Procera’s products enable its customers to customize their networks to include functionality previously offered only on server based network appliances at much higher prices and much lower throughput rates.

Procera’s core technology also offers functionality similar to that of some point solution software companies such as ServeGate, Packeteer and Surf Control. Procera’s products can be deployed in most LAN infrastructures without any design changes to the LAN, resulting in a simple plug and play model.  The products also process traffic using an embedded chip that provides processing capacity in the multi-gigabit range.  This allows for wire speed inspection of each Ethernet packet without the addition of any network latency.  This contrasts with server based software solutions that have to use a standard processor to inspect each packet, which inherently has lower capacity for traffic handling and introduces significant latency in the data path.  The result is that server based companies can offer hundreds of megabits per second of throughput while Procera is capable of delivering multi-gigabits per second.

Manufacturing

Procera utilizes a hybrid manufacturing model that provides tremendous flexibility and control while offering quick turn around for prototype and small production lots through contract manufacturing companies located in the San Francisco Bay Area. This local capability also offers Procera quick turn repsonse capability to any custom requirements that are often required by OEM customers and some foreign market opportunities. Procera utilizes two turn-key off shore manufacturing companies located in the People’s Republic of China and the Republic of Singapore. These operations are fully ISO9000 certified and have a history of producing very high quality products of a similar complexity. Procera has received 100% tested product from both manufacturers and has established gold standard models. By having two suppliers, located in different parts of the Pacific Rim, Procera has protection from any potential work stoppage or localized political situation that might arise. Procera also has the proven capacity to address rapid expansion of its business. These manufacturers are known for their quality and competitiveness and have the proven capital resources to sustain and grow their businesses as might be required.

INTELLECTUAL PROPERTY

Procera designed and developed what it believes was the industry’s first hardware engine that can process network data based on deep packet inspection at wire-speed. A patent application was filed in May 2002 with the US Patent and Trademark Office covering the intellectual property (design, architecture and algorithms) of the Company’s core technology. A second patent application was filed in August 2002 to cover further aspects and details of the core technology and certain applications of that technology. Procera’s management believes that the claims filed on these applications, if allowed, will cover a very rich combination of design and algorithms that will be fundamental to future solutions in the areas of IT security, network performance management, capacity planning, storage processing and archiving, and security surveillance.

Procera currently requires all employees to sign confidentiality agreements as well as proprietary information and invention assignment agreements. All the Company’s design and architecture work is done at its headquarters in Los Gatos, California. Whereas, low-level protocol testing is outsourced to India to take advantage of low labor costs.

EMPLOYEES

As of January 1, 2006, Procera employed 26 people, of which 12 were employed in engineering, 4 in operations, 7 in sales and marketing, and 3 in management and administration. None of Procera’s employees are members of a labor union. Management believes that relations with its employees are good.

RISK FACTORS

Any of the following risks could materially adversely affect Procera’s business, financial condition, or operating results.

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

PROCERA EXPECTS LOSSES FOR THE FORSEEABLE FUTURE.

For the year ended January 1, 2006, Procera had losses from operations of $6,738,915. Procera will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, Procera plans to invest heavily in marketing and promotion, to hire additional employees, and to enhance its network content and management technologies. Procera’s management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for Procera’s products. If Procera’s revenue growth is slower than anticipate or its operating expenses exceed expectations, its losses will be significantly greater. It may never achieve profitability.

PROCERA MAY NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, Procera currently anticipates that the available funds, following the closing of its financing transaction on February 28, 2006 (the “February Placement”), will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion through December 2006. Thereafter, it will need to raise additional funds. If any of its assumptions is incorrect, Procera may need to raise capital before the end of December 2006. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to Procera or at all. If adequate funds are not available on acceptable terms, Procera may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability could have a material adverse effect on its business, results of operations and financial condition.

HOLDERS OF PROCERA’S COMMON STOCK MAY BE DILUTED IN THE FUTURE.

Procera is authorized to issue up to 100,000,000 shares of common stock and to the extent of such authorization, its Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as its Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of its common stock held by existing stockholders. At January 1, 2006, there were 30,945,317 shares of common stock outstanding, common stock subscriptions for 3,545,833 shares, warrants to purchase 7,213,178 shares of common stock, stock options to purchase 3,916,970 shares of common stock, and rights to purchase 292,100 shares of common stock. Further, after the February Placement and as of March 30, 2006, there were 45,965,342 shares of common stock outstanding, common stock subscriptions for 183,332 shares of common stock, warrants to purchase 8,713,178 shares of common stock, stock options to purchase 3,916,970 shares of common stock, and right to purchase 150,000 shares of common stock.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND PROCERA’S INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT ITS BUSINESS OPERATIONS.

Procera’s future success will depend, to a significant extent, on the ability of its management to operate effectively, both individually and as a group. Given its early stage of development, Procera is dependent on its ability to attract, retain and motivate high caliber key personnel. Procera has recently expanded its sales force, and it is actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. Procera currently has a small indirect channel partner and end-user service and support organization and will need to increase its staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, Procera relies on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for its products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and Procera may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Procera’s business will suffer if it encounters delays in hiring these additional personnel.

Procera’s performance is substantially dependent on the continued services and on the performance of its executive officers and other key employees, particularly Douglas J. Glader, its Chief Executive Officer, Anil Sahai, its Chief Technical Officer, and Gary J. Johnson, its Senior Vice President of Sales and Marketing. The loss of the services of any of its executive officers or key employees could materially and adversely affect Procera’s business. Additionally, Procera believes it will need to attract, retain and motivate talented management and other highly skilled employees to be successful. It may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit Procera’s employees. Procera does not have employment contracts with any of its personnel. Procera currently does not have key person insurance in place. If Procera loses one of the key officers, Procera must attract, hire, and retain an equally competent person to take his place. There is no assurance that Procera would be able to find such an employee. If Procera fails to find one or find one timely, its product development may slow down or stop. Procera could fail to implement its strategy or lose the sales and marketing momentum.

PROCERA MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN ITS MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND HAVE SIGNIFICANTLY GREATER RESOURCES.

Procera competes in a new, rapidly evolving and highly competitive sector of the networking technology market. It expects competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for Procera’s products and could require increased spending by it on research and development, sales and marketing and customer support, any of which could have a negative financial impact on its business. Procera competes with Cisco Systems, Inc., Packeteer, Inc., Foundry Networks, Inc. and Extreme Networks, Inc., which sell products incorporating competing technologies. Procera also competes with several small private companies that utilize competing technologies to provide bandwidth management. In addition, its products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, Procera faces indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Many of Procera’s competitors are substantially larger than it is and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than it can. Procera has encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of its competitors. Furthermore, some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of its prospective customers. These competitors may enter Procera’s existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than its solutions. Given the market opportunity in the bandwidth management solutions market, Procera also expects that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of its products and services, perpetuate intense price competition or make its products obsolete. If any technology that is competing with Procera’s is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for its products and services would decrease, which would harm its business.

THE PROCERA FAMILY OF PRODUCTS IS CURRENTLY ITS ONLY SUITE OF PRODUCTS, AND ALL OF ITS CURRENT REVENUES AND A SIGNIFICANT PORTION OF ITS FUTURE GROWTH DEPENDS ON THEIR COMMERCIAL SUCCESS.

All of Procera’s current revenues and a significant portion of its future growth depend on the commercial success of its family of products, which are the only products that it currently offers. If its target customers do not widely adopt, purchase and successfully deploy the Procera switching family of products, its revenues will not grow significantly.

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

IF THE BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, PROCERA’S BUSINESS WILL FAIL.

The market for bandwidth management solutions is in an early stage of development and its success is not guaranteed. Therefore, Procera cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for it to be successful, its potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt Procera’s bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks. The failure of the market to rapidly grow would adversely affect Procera’s sales and sales prospects leading to sustained financial losses.

FUTURE PERFORMANCE WILL DEPEND ON THE INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS.

Procera’s future performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address customer requirements in a timely and cost-effective manner. In the past, Procera has experienced delays in product development and such delays may occur in the future. The introduction of new and enhanced products may cause Procera’s customers to defer or cancel orders for existing products. Such actions would substantially hurt sales and negatively affect future profitability.

INTRODUCTION OF PROCERA’S NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF ITS EXISTING PRODUCTS WHICH COULD HARM ITS OPERATING RESULTS

When Procera announces new products or product enhancements that have the potential to replace or shorten the life cycle of its existing products, customers may defer purchasing its existing products. These actions could harm Procera’s operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing it to greater risk of product obsolescence.

IF PROCERA IS UNABLE TO EFFECTIVELY MANAGE ITS GROWTH, IT MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR ITS PRODUCTS.

Procera has been careful to regulate its growth due to capital requirements. If Procera’s customer base and market grow rapidly, Procera would need to expand to meet this demand. This expansion could place a significant strain on Procera’s management, products and support operations, sales and marketing personnel and other resources, which could harm its business.

In the future, Procera may experience difficulties meeting the demand for its products and services. The installation and use of Procera’s products requires training. If it is unable to provide training and support for its products, the implementation process will be longer and customer satisfaction may be lower. In addition, Procera’s management team may not be able to achieve the rapid execution necessary to fully exploit the market for Procera’s products and services. Procera cannot assure you that its systems, procedures or controls will be adequate to support the anticipated growth in its operations. The failure to meet the challenges presented by rapid customer and market expansion would cause Procera to miss sales opportunities and otherwise have a negative impact on its sales and profitability.

Procera may not be able to install management information and control systems in an efficient and timely manner, and its current or planned personnel, systems, procedures and controls may not be adequate to support its future operations.

PROCERA’S LIMITED ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT ITS ABILITY TO COMPETE.

Procera relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. However, it cannot assure you that the actions it has taken will adequately protect its intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on its patents. Procera enters into confidentiality or license agreements with its employees, consultants and corporate partners, and controls access to and distribution of its software, documentation and other proprietary information. Despite Procera’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use its products or technology.

Procera’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If Procera is found to infringe the proprietary rights of others, or if it otherwise settles such claims, it could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter its products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing its products or processes to avoid infringing the rights of others may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on its business, financial condition and results of operations.

PROCERA’S DEPENDENCE ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF ITS MANUFACTURING REQUIREMENTS COULD HARM ITS OPERATING RESULTS.

If the demand for Procera’s products grows, it will need to increase its material purchases, contract manufacturing capacity, and internal test and quality functions. Any disruptions in product flow could limit its revenue, adversely affect its competitive position and reputation, and result in additional costs or cancellation of orders under agreements with its customers.

Procera relies on independent contractors to manufacture its products. Procera does not have long-term contracts with any of these manufacturers. Delays in product shipments from contract manufacturers are not unusual. Similar or other problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on Procera’s business and operating results.

Procera does not know whether it will effectively manage its contract manufacturers or that these manufacturers will meet its future requirements for timely delivery of products of sufficient quality and quantity. Procera intends to transition the manufacture of some of its products from one contract manufacturer to another. Procera also intends to regularly introduce new products and product enhancements, which will require that it rapidly achieves volume production by coordinating its efforts with those of its suppliers and contract manufacturers. The inability of Procera’s contract manufacturers to provide it with adequate supplies of high-quality products or a reduction in the number of contract manufacturers may cause a delay in its ability to fulfill orders and may have a material adverse effect on its business, operating results and financial condition.

As part of Procera’s cost-reduction efforts, it will need to realize lower per unit product costs from its contract manufacturers by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, Procera cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect Procera’s gross margins and operating results.

IF PROCERA’S PRODUCTS CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS, IT COULD INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES.

Network products frequently contain undetected software or hardware errors when new products or new versions or updates of existing products are first released to the marketplace. In the past, Procera has experienced such errors in connection with new products and product upgrades. Procera expects that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on Procera’s business by causing it to incur significant warranty and repair costs, diverting the attention of its engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if Procera’s product is not accepted by customers due to defects, and such returns exceed the amount it accrued for defect returns based on its historical experience, its operating results would be adversely affected.

Procera’s products must successfully interface with products from other vendors. As a result, when problems occur in a computer or communications network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by Procera’s products, could result in the delay or loss of market acceptance of its products and any necessary revisions may cause it to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on Procera’s business, operating results and financial condition.

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

SOME OF PROCERA’S CUSTOMERS MAY NOT HAVE THE RESOURCES TO PAY FOR ITS PRODUCTS AS A RESULT OF THE CURRENT ECONOMIC ENVIRONMENT.

With the current economic slowdown, some of Procera’s customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe Procera. Furthermore, they may not order as many products from Procera as forecast, or cancel orders entirely. The inability of some of Procera’s potential customers to pay it for its products may adversely affect its cash flow, the timing of its revenue recognition and the amount of revenue, which may cause its stock price to decline.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT PROCERA’S FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Recent regulatory changes, including the Sarbanes-Oxley Act of 2002, and future accounting pronouncements and regulatory changes, will have an impact on Procera’s future financial position and results of operations. These changes and proposed legislative initiatives are likely to increase Procera’s general and administrative costs. In addition, insurance costs, including health and workers' compensation insurance premiums, have been dramatically increasing and likely to continue to increase in the future as a result of high claims rates over the past year. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses Procera reports under generally accepted accounting principles, and adversely affect its operating results.

PROCERA’S PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND COMPLEX GOVERNMENT REGULATIONS OR ELSE ITS PRODUCTS MAY NOT BE WIDELY ACCEPTED, WHICH MAY PREVENT IT FROM GROWING ITS NET REVENUE OR ACHIEVING PROFITABILITY.

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. Procera will not be competitive unless it continually introduces new products and product enhancements that meet these emerging standards. In the past, Procera has introduced new products that were not compatible with certain technological standards, and in the future it may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Procera’s products must comply with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If Procera does not comply with existing or evolving industry standards or if it fails to obtain timely domestic or foreign regulatory approvals or certificates it will not be able to sell its products where these standards or regulations apply, which may prevent it from sustaining its net revenue or achieving profitability.

FAILURE TO SUCCESSFULLY EXPAND PROCERA’S SALES AND SUPPORT TEAMS OR EDUCATE THEM ABOUT TECHNOLOGIES AND PROCERA’S PRODUCT FAMILIES MAY HARM PROCERA’S OPERATING RESULTS.

The sale of Procera’s products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. Procera may not be able to increase net revenue unless it expands its sales and support teams in order to address all of the customer requirements necessary to sell its products.

Procera cannot assure you that it will be able to successfully integrate employees into its company or to educate current and future employees in regard to rapidly evolving technologies and its product families. A failure to do so may hurt Procera’s revenue growth and operating results.

PROCERA MUST CONTINUE TO DEVELOP AND INCREASE THE PRODUCTIVITY OF ITS INDIRECT DISTRIBUTION CHANNELS TO INCREASE NET REVENUE AND IMPROVE ITS OPERATING RESULTS.

Procera’s distribution strategy focuses primarily on developing and increasing the productivity of its indirect distribution channels through resellers and distributors. If Procera fails to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of Procera’s products may decrease and its operating results could suffer. Many of Procera’s resellers also sell products from other vendors that compete with Procera’s products. Procera cannot assure you that it will be able to enter into additional reseller and/or distribution agreements or that it will be able to successfully manage its product sales channels. Procera’s failure to do any of these could limit its ability to grow or sustain revenue. In addition, Procera’s operating results will likely fluctuate significantly depending on the timing and amount of orders from its resellers. Procera cannot assure you that its resellers and/or distributors will continue to market or sell its products effectively or continue to devote the resources necessary to provide it with effective sales, marketing and technical support. Such failure would negatively affect revenue and profitability.

PROCERA’S HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT ITS OPERATIONS AND HARM ITS BUSINESS.

Procera’s corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to Procera and its manufacturers' property.

In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to Procera, its employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on its operations and financial results. Procera currently does not have redundant, multiple site capacity in the event of a natural disaster or catastrophic event. In the event of such an occurrence, Procera’s business would suffer.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON PROCERA’S BUSINESS.

Procera may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when it believes they will assist it in carrying out its business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. Procera does not have any present understanding, nor is it having any discussions relating to any such acquisition or investment. If Procera buys a company, then it could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for Procera. An acquisition could distract Procera’s management and employees and increase its expenses. Furthermore, Procera may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to its existing shareholders.

ANTI-TAKEOVER PROVISIONS AND PROCERA’S RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF IT DIFFICULT.

Procera a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of Procera, even if such change in control would be beneficial to stockholders. Procera’s articles of incorporation provide that its Board of Directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire Procera. All of the foregoing could adversely affect prevailing market prices for Procera’s common stock.

PROCERA’S COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The market price of Procera’s common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of Procera’s common stock following periods of volatility because of the market's adverse reaction to volatility. Procera cannot assure you that its stock will trade at the same levels of other stocks in its industry or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

-	actual or anticipated fluctuations in Procera’s quarterly operating results;
-	announcements of technological innovations;
-	changes in financial estimates by securities analysts;
-	conditions or trends in the network control and management industry;
-	changes in the market valuations of other such industry related companies; and
-	the acceptance of market makers and institutional investors of Procera and its stock.

In addition, Procera’s stock is currently traded on the NASD O-T-C Market and it is uncertain that it will be able to successfully apply for listing on the American Stock Exchange or the NASDAQ National Market or SmallCap market in the foreseeable future due to the trading price for its Common Stock, market capitalization, its working capital and revenue history. Failure to list its shares on the American Stock Exchange or the National or SmallCap Markets will impair the liquidity for Procera’s common stock.

SHARES ELIGIBLE FOR FUTURE SALE BY PROCERA’S CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT ITS STOCK PRICE.

To date, Procera has had a very limited trading volume in its common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of Procera’s common stock and could impair Procera’s ability to raise capital at that time through the sale of its securities. See "Market For Common Equity and Related Stockholder Matters".

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE PROCERA’S STOCK PRICE TO DECLINE.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of Procera’s common stock and could impair its ability to raise capital through the sale of additional equity securities. As of January 1, 2006, Procera had 30,945,317 shares of common stock outstanding. After the February placement and as of March 30, 2006, Procera had 45,965,342 shares of common stock outstanding.

ITEM 2.	DESCRIPTION OF PROPERTY

Procera’s headquarters is located at 100 Cooper Court, Los Gatos, California, 95032. Procera has a 37-month lease starting from June 1, 2005 and the rent is $12,949 per month for the first year, $14,126 per month for the second year, and $15,304 per month for the third year for 11,772 square feet. Procera believes that its facilities are adequate for its needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Procera’s Annual Meeting of Stockholders held on October 12, 2005, the following individuals were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders:

	Shares Voted For	Shares Voted Against	Shares Abstaining	Shares No Vote	Total Shares
Douglas J. Glader	28,883,567	0	0	1,896,750	30,780,317

Tom Williams	28,883,567	0	0	1,896,750	30,780,317

The following proposals were also approved at Procera’s Annual Meeting of Stockholders:

	Shares Voted For	Shares Voted Against	Shares Abstaining	Shares No Vote	Total Shares
Approve the ratification of the appointment of Burr, Pilger & Mayer LLP as the Company’s independent accountants for the fiscal year ending January 1, 2006	28,551,565	17,800	375,800	1,835,152	30,780,317
Approve the ratification to increase the authorized shares of capital stock from 50,000,000 to 100,000,000 shares of common stock and from 5,000,000 to 15,000,000 shares of preferred stock	16,104,461	485,789	373,250	13,816,817	30,780,317
Approve the ratification to increase the number of shares of common stock reserved for the 2004 Stock Option Plan from 2,500,000 to 5,000,000	16,213,721	371,528	378,250	13,816,818	30,780,317

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Procera’s common stock is quoted on the OTC Bulletin Board under the symbol "PRNW". Procera’s common stock has been traded on the OTC Bulletin Board since June 24, 2003. Prior to that date, Procera’s common stock was not actively traded in the public market. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as stated in the Over the Counter Bulletin Board Quarterly Trade and Quote Summary Report for the year ended January 1, 2006. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH BID	LOW BID
First Quarter 2004	$3.74	$2.10
Second Quarter 2004	$3.20	$1.58
Third Quarter 2004	$1.83	$1.26
Fourth Quarter 2004	$2.09	$0.49
First Quarter 2005	$2.47	$1.22
Second Quarter 2005	$2.16	$0.88
Third Quarter 2005	$1.19	$0.42
Fourth Quarter 2005	$0.66	$0.35

On January 1, 2006, the closing price of Procera’s common stock on the OTCBB was $0.50.

HOLDERS

As of January 1, 2006, Procera had approximately 79 holders of its common stock. The number of record holders was determined from the records of Procera’s transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of Procera’s common stock is Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

DIVIDEND POLICY

Procera has not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Procera’s financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

DESCRIPTION OF SECURITIES

The descriptions in this section and in other sections of this annual report of Procera’s securities and various provisions of the Company’s articles of incorporation and its bylaws are limited solely to descriptions of the material terms of its securities, articles of incorporation and bylaws. Procera’s articles of incorporation and bylaws have been filed with the SEC as exhibits to this annual report.

Procera’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of January 1, 2006, 30,945,317 shares of Procera’s common stock and no shares of its preferred stock were issued and outstanding. This excludes an aggregate of 14,968,081 shares of common stock reserved for issuance upon exercise of common stock subscription agreements, stock options, stock purchase rights and warrants. After the February Placement and as of March 30, 2006, 45,965,342 shares of Procera’s common stock and no shares of its preferred stock were issued and outstanding. This excludes an aggregate of 12,963,480 shares of common stock reserved for issuance upon exercise of common stock subscription agreements, stock options, stock purchase rights and warrants.

COMMON STOCK

The holders of Procera’s common stock are entitled to equal dividends and distributions per share with respect to the common stock when, and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of Procera’s common stock has a pre-emptive right to subscribe for any of the Company’s securities, nor are any common stock subject to redemption or convertible into other of its securities. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable.

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

PREFERRED STOCK

Procera may issue shares of preferred stock in one or more classes or series within a class as may be determined by its Board of Directors, who may establish, from time to time, the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof, and may increase or decrease the number of shares of any such class or series without any further vote or action by the stockholders. Any preferred stock so issued by the Board of Directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of Procera, or both. In addition, any such shares of preferred stock may have class or series voting rights. Moreover, under certain circumstances, the issuance of preferred stock or the existence of the unissued preferred stock might tend to discourage or render more difficult a merger or other change in control of Procera.

No shares of preferred stock are currently outstanding. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of Procera’s outstanding voting stock.

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

Procera was formed as a result of a merger and plan of reorganization (the "Merger") between Zowcom, Inc. ("Zowcom"), a Nevada corporation incorporated on July 11, 2001, and Procera Networks, Inc. ("PNI"), a Delaware corporation incorporated on May 1, 2002. On October 16, 2003, PNI merged into Zowcom in a stock-for-stock transaction. As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom, and Zowcom changed its name to Procera Networks, Inc. ("Procera" or the "Company")(trading symbol OTC: BB: PRNW.OB).

Financial information for the period from May 1, 2002 (date of inception) to December 31, 2002 is the historical financial information of PNI. Financial information for the year ended December 28, 2003 is the historical financial information of PNI and Zowcom combined. Financial information for the year ended January 2, 2005 and thereafter are the historical financial information of Procera.

RECENT DEVELOPMENT

On February 28, 2006, Procera completed the sale of 15,000,025 shares of its restricted common stock for $0.40 per share for a total of $6,000,010 to thirty-three accredited investors (the “February 2006 Investors”). Chadbourn Securities served as the lead placement agent for the transaction. The February 2006 Investors purchased the shares pursuant to subscription agreements (each a “Subscription Agreement”). In conjunction with the transaction, Procera also issued warrants to Chadbourn Securities and other placement agents to purchase an aggregate of 1,500,000 shares of its common stock at a per share price of $0.40. The warrants are exercisable, in whole or in part, for three years following the effectiveness of the registration statement. Procera’s Board of Directors accepted the terms for the sale of the shares after pursuing all financing alternatives and based upon advice from its lead placement agent. Each February 2006 Investor completed a subscription agreement and a registration rights agreement. The February 2006 Investors and the placement agents also received registration rights with respect to the shares of common stock issued and to the shares of common stock underlying the warrants, and the filing of its registration statement satisfies Procera’s obligations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JANUARY 1, 2006 AND THE YEAR ENDED JANUARY 2, 2005

Revenues

From the date of its inception on May 1, 2002 through January 1, 2006, Procera has operated as a development stage company, devoting all of its efforts and resources to developing and testing new products and preparing for introduction of its products into the market place. Accordingly, Procera has generated insignificant revenues from actual sales of its products during fiscal years ended January 2, 2005 and January 1, 2006, respectively.

During the fiscal year ended January 2, 2005, Procera recognized revenues of $97,611 from: (a) sales of 28 of its MLS-XP product at an average selling price of $2,234; (b) sales of 3 of its new and improved 12012 product, which it introduced in the fourth quarter of 2004, at an average selling price of $3,700; (c) sales of third party products totaling of $12,783; and (d) sales of product accessories totaling $11,176. During the fiscal year ended January 1, 2006, Procera recognized revenues of $254,809 from: (a) Sales of 12 of its OptimIP 2402 product at an average selling price of $3,093; (b) Sales of 13 of its OptimIP 12012 product at an average selling price of $6,755; (c) sales of 415 of its OptimIP 1000 product at an average selling price of $287; and (d) sales of Product accessories totaling $17,046; offset by an allowance for sales returns of $6,271.

Cost of Sales

Cost of sales of $307,799 and $160,383 reported for the fiscal years ended January 1, 2006 and January 2, 2005, respectively, include: (a) the direct cost of materials for products sold; (b) charges to write-down the value of Procera's inventories;(c) transportation in costs; and (d) cost of warranty allowance for products sold. Procera follows the accounting policy of valuing inventories at the lower of cost or market, with standard FIFO cost used to determine inventory cost. Standard costs are evaluated at the end of each fiscal quarter and are adjusted, if necessary, to equate to actual costs. As a result of adjusting standard costs to equate with actual costs, cost of sales was charged $19,129 and 23,276 during the fiscal years ended January 1, 2006, and January 2, 2005, respectively.

Procera follows the accounting policy of charging cost of goods sold for an estimated inventory reserve against consigned inventory for products shipped to end users for evaluation purposes. For evaluation shipments, the end user has 30 days in which to decide to keep the consigned products and pay billed price for them or return them to Procera. If such products are returned to Procera, they are recorded as used inventory and are placed in the pool of products which may be used for future evaluation trials. Inventory reserve amounts of $59,229 and $101,217 where charged to cost of sales during the fiscal years ended January 1, 2006 and January 2, 2005, respectively.

Because volume sales have not been achieved, the majority of fixed and variable overhead costs have been expensed and reported as engineering operating expenses. During the fiscal year which ended January 1, 2006, one-half of labor charges for receiving and storekeeping, as well as facilities expenses related to square footage occupied by receiving and storekeeping totaling $36,531, were charged to cost of sales. No such charges were included in cost of sales in prior fiscal years. When volume sales are achieved, reported cost of sales will include 100% of fixed and variable manufacturing overhead costs.

Gross Losses and Margins

Gross losses reported for the fiscal years ended January 1, 2006 and January 2, 2005 were ($52,990) and ($62,772), respectively. These gross margins are not representative of margins expected by Procera when sales of its products in volume are achieved. Excluding inventory write-downs and reserves, which are not expected to occur on a regular basis, margins for the fiscal years ended January 1, 2006 and January 2, 2005 were 10% and 63%, respectively. During the fiscal year ended January 1, 2006, in anticipation of receiving multiple orders of product from an identified customer prospect, Procera purchased products from an outside vendor for re-work and re-sale to this prospect as OptimIP 1000. After shipping an initial order of 415 OptimIp 1000 units to this prospect, Procera failed to receive any further orders for this product during 2005. Due to its low volume sales of the OptimIp 1000 product, Procera lost a purchase discount of $20,000 and was required to pay for non-recurring engineering charges of $30,000 on this product; resulting in a gross loss of ($13,449) on the OptimIP 1000 transaction.

	Fiscal Year Ended
	January 1,	January 2,
	2006	2005

Revenues	$254,809	$97,611
Cost of sales:
Direct material cost	184,878	30,237
Inventory write-downs	19,129	23,276
Inventory reserves	59,229	101,217
Applied manufacturing overhead	36,531	0
Warranty allowance	8,032	5,653
Total cost of sales	307,799	160,383
Gross Profit	$(52,990)	$(62,772)
Gross margin	-21%	-64%
Gross margin (excluding inventory write-downs and reserves)	10%	63%

Operating Expenses

Operating expenses for the fiscal year ended January 1, 2006 totaled $6,696,503 as compared to $6,285,048 incurred during the fiscal year ended January 2, 2005. These expenses increased by $411,000 during 2005 as a result of the following:

(a)	Increase in headcount during 2005	505,000
(b)	Decrease in employee stock based compensation	(202,000)
(c)	Decrease in use of outside services	(142,000)
(d)	Increase in travel & entertainment expenses	113,000
(e)	Increase in sales and marketing expenses	53,000
(f)	Increase in facilities expenses	92,000
(g)	Increase in bad debt expense	118,000
(h)	Decrease in amortization of intellectual property	(178,000)
(i)	Increase in audit & legal expenses	20,000
(j)	Increase in administrative expenses	32,000

	Net increase in operating expenses	$411,000

(a)  During 2005, Procera employed the equivalent of 32 full-time employees and 4 independent sales contractors. Whereas, in 2004, the Company employed only 24 full-time employees and no independent sales contractors. This increase in headcount resulted in an increase of personnel expenses of $505,000 during the fiscal year ended January 1, 2006.

(b)  Employee stock based non-cash compensation expense decreased by approximately $202,000 during the fiscal year ended January 1, 2006 as a result of vesting amortization and employee turnover.

(c)  Outside service expenses decreased by approximately $142,000 as a result of the Company reducing the amount of outsourced hardware and software design services required during the fiscal year ended January 1, 2006.

(d)  Due to increased sales activities of the newly hired sales representatives and newly retained independent sales contractors, travel & entertainment expenses during the fiscal year ended January 1, 2006 increased by approximately $113,000.

(e)  Sales and marketing expenses increased approximately $53,000 to support the sales efforts of its newly hired and contracted sales representatives during the fiscal year ended January 1, 2006.

(f)  Until May 2005, Procera subleased 6,500 sq. ft. of facility space from a tenant in Campbell, CA at a cost of approximately $7,808 per month. Due to expiration of its sublease, in June 2005 Procera moved to a larger facility of 11,000 sq. ft. in Los Gatos, CA, at a cost of approximately $21,000 per month. Moving to the new facility cost the Company approximately $9,100. As a result, the Company’s facilities expenses for the fiscal year which ended January 1, 2006 totaled $195,291, an increase of $91,838 over the prior fiscal year.

(g)  During 2005, Procera shipped products on open account to 2 customers in Mexico who have not paid for their purchases, totaling approximately $118,000. The Company believes collection of these amounts is doubtful and has charged this amount to bad debt expense for the fiscal year ended January 1, 2006.

(h)  In 2004, Procera acquired intellectual property from Ezyte, Inc. in exchange for 65,000 shares of Procera’s common stock, which was valued at said stock’s market value at the time of acquisition of approximately $178,000. This amount was amortized and expensed in its entirety during 2004. There was no similar expense item in 2005.

(i)   Legal and audit services expenses increased approximately $20,000 during the fiscal year which ended January 1, 2006, as a result of Procera's filing an S-3 Registration Statement and a subsequent SB-2 Registration Statement with the Securities and Exchange Commission relating to its private placement financing transaction which closed in December 2004.

(j)   Administrative expenses increased by approximately $32,000 during the fiscal year ended January 1, 2006 primarily as a result of an increase in telephone expenses to support the Company’s expanded sales efforts during 2005.

Interest and Other Expense

During the fiscal year which ended January 1, 2006, Procera earned interest income of $11,724 on cash balances deposited in a money market account, compared to interest income of $6,176 earned on similar deposits during the prior fiscal year. During the fiscal year which ended January 2, 2005, Procera reported $21,725 of other expense resulting from a 1% penalty paid to shareholders. The Company had no such charges during the fiscal year which ended January 1, 2006. During the fiscal year which ended January 1, 2006, Procera accrued interest expense totaling $1,076 on two outstanding short-term notes payable in principal amounts of $90,000 and $150,000, respectively, which bear interest at the rate of 6% per annum. One of these notes, with a principal amount of $90,000, was paid in its entirety, together with interest of $562, on January 6, 2006. On February 28, 2006, at the option of the note holder, principal amount of $130,000 was used to purchase 325,000 shares of the Company’s common stock at a price of $0.40 per share. The remaining principal amount of $20,000 was paid in its entirety, plus accrued interest of $1,978, on March 24, 2006. Procera had no loans outstanding as of January 2, 2005.

Net Loss

Procera incurred a net loss of $6,738,915 for the fiscal year ended January 1, 2006, compared to a net loss of $6,363,169 for the fiscal year ended January 2, 2005. During its continuing development phase, Procera has sustained operating losses and it expects such losses to continue through most of the fiscal year of 2006. Procera plans to introduce new and improved versions of its hardware platform products during the first quarter of 2006 and it is optimistic that it will generate revenues from selling of these new products in the remainder of 2006.

Liquidity and Capital Resources

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

In May 2003, the outstanding amount of unpaid salary of $560,194 owed to former employees was converted into 1,120,388 shares of Procera’s restricted common stock.

In June 2003, Procera completed a private placement of 808,000 shares of PNI restricted common stock at $0.50 per share and issued warrants to purchase 404,000 shares of restricted common stock at a purchase price of $0.75 per share, raising an aggregate of $404,000 in gross proceeds. The warrants are exercisable immediately and expire in June 2008.

In July 2003, the outstanding principal amount of the convertible notes payable of $1,355,000 and accrued interest and loan fees of $258,833 were converted into 3,227,666 shares of Procera’s restricted common stock using a conversion rate of $0.50 per share. In addition, 361,893 shares of Procera’s restricted common stock were issued to note holders in accordance with the terms of their agreements.

In August 2003, Procera completed a private placement sale of 1,695,000 shares of its restricted common stock at $1.00 per share, raising an aggregate of $1,695,000 in gross proceeds.

In October 2003, Procera issued an unsecured convertible promissory note in the amount of $500,000 to an investor, and a warrant to purchase 31,250 shares of its restricted common stock with an exercise price of $2.00 per share. The warrant is exercisable immediately and expires in October 2006. In December 2003, the outstanding principal amount of the convertible note payable and accrued interest of $5,918 were converted into 252,959 shares of Procera’s restricted common stock, using a conversion rate of $2.00 per share.

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

On May 24, 2004, Procera completed a private placement transaction with one of its shareholders, who purchased 250,000 shares of Procera’s common stock at $2.00 per share, providing Procera with additional gross proceeds of $500,000.

In December 2004, Procera completed a private placement of 5,762,500 shares of restricted common stock to 23 institutional and accredited investors (the "December 2004 Investors") at a price of $0.80 per share, providing Procera with gross proceeds of $4,610,000. In connection with this private placement, Procera granted warrants to purchase an aggregate of 1,728,750 shares of its common stock at a per share exercise price of $1.25 and warrants to purchase an aggregate of 1,728,750 shares of its common stock at a per share exercise price of $1.37. The warrants are exercisable, in whole or in part, for three years following the effectiveness of the registration statement that Procera filed in January 2005. The Seidler Companies and PacificWave Capital served as placement agents for the transaction. The agents received a total of $228,125 in cash, warrants to purchase 346,409 shares of Procera’s common stock, and 17,473 shares of Procera’s common stock as compensation to their services.

On February 28, 2006, Procera completed the sale of 15,000,025 shares of its restricted common stock for $0.40 per share for a total of $6,000,010 to thirty-three accredited investors (the “February 2006 Investors”). Chadbourn Securities served as the lead placement agent for the transaction. The February 2006 Investors purchased the shares pursuant to subscription agreements (each a “Subscription Agreement”). In conjunction with the transaction, Procera also issued warrants to Chadbourn Securities and other placement agents to purchase an aggregate of 1,500,000 shares of its common stock at a per share price of $0.40. The warrants are exercisable, in whole or in part, for three years following the effectiveness of the registration statement. Procera’s Board of Directors accepted the terms for the sale of the shares after pursuing all financing alternatives and based upon advice from its lead placement agent. Each February 2006 Investor completed a subscription agreement and a registration rights agreement. The February 2006 Investors and the placement agents also received registration rights with respect to the shares of common stock issued and to the shares of common stock underlying the warrants, and the filing of its registration statement satisfies Procera’s obligations.

Procera's balance of cash and cash equivalents of $1,254,831 at January 1, 2006 represents primarily the net proceeds of $1,288,000 from the private placement sales of common stock to five accredited investors. Procera’s private placement sales commenced on December 19, 2005 and closed on February 28, 2006 with total net proceeds of $5,520,010 being received by the Company from a total of thirty-three accredited investors. Chadbourn Securities served as lead placement agent, along with several other participating agents, for the transactions. The placement agents received a total of $480,000 in cash and warrants to purchase 1,500,000 shares of Procera’s common stock as compensation for their services.

Procera projects that cash and cash equivalents on hand at January 1, 2006, together with additional net proceeds of $4,232,010 received through February 28, 2006 will be sufficient to support its operations growth through December 2006, without relying on incoming revenue from sales to customers. Procera expects that additional funds, from customer sales or equity financing, will need to be generated or located in order to sustain its operations beyond December 2006.

Material Commitments of Capital

Procera uses third-party contract manufacturers to assemble and test its products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, Procera's agreements with some of these manufacturers allow them to procure long lead-time component inventory on its behalf based on a rolling production forecast provided by Procera. Procera may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. In addition, Procera issues purchase orders to its third-party manufacturers that may not be cancelable at any time. As of January 1, 2006, Procera had no open non-cancelable purchase orders with its third-party manufacturers compared to $92,353 of open non-cancelable purchase orders as of January 2, 2005.

Off-Balance Sheet Arrangements

As of January 1, 2006, the Company had no off-balance sheet items as described by Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Procera also provides a provision for estimated customer returns at the time product revenue is recognized. Its provision is based on best estimate at the time of sale and its return policies. Procera's resellers generally do not have a right of return, except for approved stock rotations of excess inventory which must be accompanied by a new order for products which is equivalent in amount to the products being returned. Procera’s contracts with original equipment manufacturers only provide for rights of return in the event Procera's products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by Procera to calculate estimated sales returns do not reasonably approximate future returns, revenue in future periods could be affected. For accounting arrangements that have multiple revenue generating activities, the Company recognized revenue from product shipments at the time of shipment under the terms of SAB 104.

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

WARRANTY RESERVE

Procera generally warrants its products for a specific period of time, usually three months for software and twelve months for hardware, against material defects. Procera provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent Procera's best estimate at the time of sale of the total costs that it will incur to repair or replace product parts, which fail while still under warranty. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, Procera reviews the accrued balances and updates the historical warranty cost trends. If Procera were required to accrue additional warranty cost in the future, it would negatively affect operating results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 2, 2006. The Company does not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 2, 2006. The Company does not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123R to the first annual reporting period beginning after December 15, 2005 for companies that file as small business issuers. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and SAB 107 and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share. SFAS 123R will be effective for the Company beginning with the first quarter of 2006.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

ITEM 7.	FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
(a development stage enterprise)

Contents

Page

Report of Independent Registered Public Accounting Firm	25

Audited Financial Statements:

Balance Sheet	26

Statements of Operations	27

Statements of Stockholders' Equity (Deficit)	28 - 29

Statements of Cash Flows	30

Notes to Financial Statements	31-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Procera Networks, Inc.

We have audited the accompanying balance sheet of Procera Networks, Inc. (a development stage enterprise) as of January 1, 2006 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended January 1, 2006, and for the period from May 1, 2002 (date of inception) to January 1, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procera Networks, Inc. as of January 1, 2006, and the results of its operations and its cash flows for each of the years in the two year period ended January 1, 2006, and for the period from May 1, 2002 (date of inception) to January 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 13, 2006

PROCERA NETWORKS, INC.
(a development stage enterprise)

BALANCE SHEET

January 1, 2006

ASSETS

Current assets:
Cash and cash equivalents	$1,254,831
Accounts receivable, net	8,733
Inventories, net	139,816
Prepaid expenses and other current assets	160,941
Total current assets	1,564,321

Property and equipment, net	37,291
Other assets	95,919
Total assets	$1,697,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$291,034
Deferred revenue	7,319
Accrued liabilities	291,975
Notes payable - related party	240,000
Total current liabilities	830,328

Long Term Liabilities
Deferred rent	16,229

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; none issued and outstanding at January 1, 2006	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 30,945,317 shares issued and outstanding at January 1, 2006	30,945
Common stock subscriptions	1,310,917
Additional paid-in-capital	17,362,468
Deficit accumulated during the development stage	(17,853,356)
Total stockholders' equity	850,974
Total liabilities and stockholders' equity	$1,697,531

The accompanying notes are an integral part of these financial statements

PROCERA NETWORKS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS

			Cumulative
			Period from
			May 1, 2002
	Twelve Months Ended		(Date of Inception)
	January 1,	January 2,	To
	2006	2005	January 1, 2006
			_____________
Sales	$254,809	$97,611	$559,873
Cost of sales	307,799	160,383	619,929
Gross profit	(52,990)	(62,772)	(60,056)

Operating expenses:
Engineering	2,604,897	2,156,998	6,692,452
Sales and marketing	1,752,886	900,952	3,318,988
General and administrative	2,338,720	3,227,098	7,355,927
Total operating expenses	6,696,503	6,285,048	17,367,367

Loss from operations	(6,749,493)	(6,347,820)	(17,427,423)

Interest and other income	11,724	6,376	30,462
Interest and other expense	(1,146)	(21,725)	(456,395)

Net loss	$(6,738,915)	$(6,363,169)	$(17,853,356)

Net loss per share - basic and diluted	$(0.22)	$(0.27)

Shares used in computing net loss per share-basic and diluted	30,445,423	23,592,522

The accompanying notes are an integral part of these financial statements

(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from May 1, 2002 (date of inception) to January 1, 2006

			Additional
	Common Stock		paid-in	Common stock subscriptions
	Shares	Amount	capital	Shares	Amount
Issuance of common stock to founders at $0.001 per share from May - October 2002	8,115,000	$8,115	$-	-	$-
Common stock subscription issued in connection with advisory agreement at $0.001 per share in May 2002				1,200,000	1,200
Common stock subscription issued in connection with convertible notes payable at $0.001 and $0.01 per share from June - December 2002				190,360	1,004
Net loss
Balances, December 31, 2002	8,115,000	8,115	-	1,390,360	2,204

Issuance of common stock to founders at $0.001 per share from January - August 2003	3,750,000	3,750		(1,200,000)	(1,200)
Issuance of common stock to former employees for conversion of unpaid salary at $0.01 per share in May 2003	1,120,388	1,120	10,084
Issuance of common stock for cash at $0.50 per share in June 2003, less issuance costs of $7,500	808,000	808	395,692
Issuance of common stock for cash at $0.001 per share upon exercise of warrants in June 2003	500,000	500
Issuance of common stock upon conversion of notes payable at $0.50 per share in July 2003	3,227,666	3,228	1,610,605
Issuance of common stock to noteholders at $0.001 - $0.50 per share in January - July 2003	361,893	362	28,915	(190,360)	(1,004)
Issuance of common stock for services provided at $0.50 per share in July 2003	40,000	40	19,960
Issuance of common stock for cash at $1.00 per share in August 2003, less issuance costs of $5,500	1,695,000	1,695	1,687,805
Issuance of common stock in connection with merger with Zowcom at $0.001 in October 2003	1,610,000	1,610	(1,610)
Issuance of common stock for cash at $0.001 per share upon exercise of warrants in November 2003	5,000	5
Issuance of common stock upon conversion of notes payable at $2.00 per share in December 2003	252,959	253	505,665
Issuance of common stock for cash at $2.00 per share in December 2003, less issuance costs of $299,109	1,086,250	1,086	1,872,305
Fair value of common stock warrants issued to non-employees			324,852
Issuance of unsecured convertible promissory note with Beneficial conversion feature			69,470
Stock based employee compensation			84,688
Net loss
Balances, December 28, 2003	22,572,156	22,572	6,608,431	-	-

Issuance of common stock for cash at $0.075 per share upon exercise of warrants in January 2004	50,000	50	3,700
Additional stock issuance costs			(2,104)
Issuance of common stock to purchase EZ2, Inc. at $2.05 per share in April 2004	35,000	35	71,715
Issuance of common stock for cash at $2.00 per share upon exercise of special warrants in April & May 2004, less issuance cost of $172,054	1,086,250	1,086	1,999,360
Issuance of common stock for cash at $2.00 per share in May 2004	250,000	250	499,750
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in May 2004	26,000	26	1,924
Issuance of common stock to purchase intellectual property of Ezyte, Inc. at $1.64 per share in May 2004	65,000	65	106,535
Issuance of common stock in connection with private placement at $0.001 in June 2004	20,000	20	(20)
Issuance of common stock for services provided at $0.92 per share in October 2004	11,000	11	10,109
Common stock subscription issued in connection with private placement of common stock at $0.80 per share in December 2004, less issuance costs of $285,625				5,762,500	4,324,375
Fair value of common stock warrants issued to non-employees			505,340
Stock based employee compensation			1,068,615
Net loss
Balances, January 2, 2005	24,115,406	$24,115	$10,873,355	5,762,500	4,324,375

Issuance of common stock in connection with private placement of common stock at $0.80 per share in December 2004, less issuance costs of $285,625	5,762,500	5,763	4,318,612	(5,762,500)	(4,324,375)
Issuance of common stock at $1.86 per share to charity organization in connection with private placement in December 2004	17,473	17	32,483
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in March 2005	100,000	100	7,400
Issuance of common stock for cash at $2.00 per share upon exercise of warrants in March 2005, less issuance cost of $5,000	50,000	50	94,950
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in April 2005	75,000	75	5,550
Issuance of common stock for cash at $1.50 per share upon exercise of warrants in April 2005, less issuance cost of $4,898	557,438	557	830,702
Issuance of common stock for cash at $1.40 per share upon exercise of warrants in April 2005	102,500	103	143,397
Issuance of common stock for services provided at $0.51 per share in November 2005	165,000	165	83,985
Fair value of common stock warrants issued to non-employees			542,648
Stock based employee compensation			429,386
Common stock subscribed, net of issuance costs of $112,000				3,500,000	1,288,000
Common stock subscribed for services to be rendered				45,833	22,917
Net loss
Balances, January 1, 2006	30,945,317	$30,945	$17,362,468	3,545,833	$1,310,917

The accompanying notes are an integral part of these financial statements

PROCERA NETWORKS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT),(Continued)

Period from May 1, 2002 (date of inception) to January 1, 2006

	Receivable for stock	Deficit accumulated during the development stage	Total stockholders’ equity(deficit)
Issuance of common stock to founders at $0.001 per share from May - October 2002	$-	$-	$8,115

Common stock subscription issued in connection with advisory agreement at $0.001 per share in May 2002	(1,200)
Common stock subscription issued in connection with convertible notes payable at $0.001 and $0.01 per share from June - December 2002			1,004
Net loss		(1,509,084)	(1,509,084)
Balances, December 31, 2002	(1,200)	(1,509,084)	(1,499,965)

Issuance of common stock to founders at $0.001 per share from January - August 2003	1,200		3,750
Issuance of common stock to former employees for conversion of unpaid salary at $0.01 per share in May 2003			11,204
Issuance of common stock for cash at $0.50 per share in June 2003, less issuance costs of $7,500			396,500
Issuance of common stock for cash at $0.001 per share upon exercise of warrants in June 2003			500
Issuance of common stock upon conversion of notes payable at $0.50 per share in July 2003			1,613,833
Issuance of common stock to noteholders at $0.001 - $0.50 per share in January - July 2003			28,273
Issuance of common stock for services provided at $0.50 per share in July 2003			20,000
Issuance of common stock for cash at $1.00 per share in August 2003, less issuance costs of $5,500			1,689,500
Issuance of common stock in connection with merger with Zowcom at $0.001 in October 2003			-
Issuance of common stock for cash at $0.001 per share upon exercise of warrants in November 2003			5
Issuance of common stock upon conversion of notes payable at $2.00 per share in December 2003			505,918
Issuance of common stock for cash at $2.00 per share in December 2003, less issuance costs of $299,109			1,873,391
Fair value of common stock warrants issued to non-employees			324,852
Issuance of unsecured convertible promissory note with Beneficial conversion feature			69,470
Stock based employee compensation			84,688
Net loss		(3,242,188)	(3,242,188)
Balances, December 28, 2003	-	(4,751,272)	1,879,731

Issuance of common stock for cash at $0.075 per share upon exercise of warrants in January 2004			3,750
Additional stock issuance costs			(2,104)
Issuance of common stock to purchase EZ2, Inc. at $2.05 per share in April 2004			71,750
Issuance of common stock for cash at $2.00 per share upon exercise of special warrants in April & May 2004, less issuance cost of $172,054			2,000,446
Issuance of common stock for cash at $2.00 per share in May 2004			500,000
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in May 2004			1,950
Issuance of common stock to purchase intellectual property of Ezyte, Inc. at $1.64 per share in May 2004			106,600
Issuance of common stock in connection with private placement at $0.001 in June 2004			-
Issuance of common stock for services provided at $0.92 per share in October 2004			10,120
Common stock subscription issued in connection with private placement of common stocks at $0.80 per share in December 2004, less issuance costs of $285,625			4,324,375
Fair value of common stock warrants issued to non-employees			505,340
Stock based employee compensation			1,068,615
Net loss		(6,363,169)	(6,363,169)
Balances, January 2, 2005	-	(11,114,441)	4,107,404

Issuance of common stock in connection with private placement of common stocks at $0.80 per share in December 2004, less issuance costs of $285,625			-
Issuance of common stock at $1.86 per share to charity organization in connection with private placement in December 2004			32,500
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in March 2005			7,500
Issuance of common stock for cash at $2.00 per share upon exercise of warrants in March 2005, less issuance cost of $5,000			95,000
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in April 2005			5,625
Issuance of common stock for cash at $1.50 per share upon exercise of special warrants in April 2005, less issuance cost of $4,898			831,259
Issuance of common stock for cash at $1.40 per share upon exercise of special warrants in April 2005			143,500
Issuance of common stock for services provided at $0.51 per share in November 2005			84,150
Fair value of common stock warrants issued to non-employees			542,648
Stock based employee compensation			429,386
Common stock subscribed, net of issuance costs of $112,000			1,288,000
Common stock subscribed for services to be rendered			22,917
Net loss		(6,738,915)	(6,738,915)
Balances, January 1, 2006	$-	$(17,853,356)	$850,974

The accompanying notes are an integral part of these financial statements

PROCERA NETWORKS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended		Cumulative Period from May 1, 2002 (Date of Inception) to
	January 1, 2006	January 2, 2005	January 1, 2006
Cash flows from operating activities:
Net loss	$(6,738,915)	$(6,363,169)	$(17,853,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	-	-	(11,796)
Common stock issued for service rendered	84,150	10,120	125,474
Accrued interest on convertible notes payable	-		264,751
Common stock subscribed for services	22,917	-	22,917
Stock based compensation	429,387	1,068,615	1,582,690
Fair value of warrants issued to non-employee	542,647	505,340	1,442,309
Common stocks subscriptions issued in connection with convertible notes payable	-	-	29,277
Depreciation	32,214	62,850	117,502
Amortization of intangibles	-	178,350	178,350
Changes in assets and liabilities:
Accounts receivable	22,872	(31,605)	(8,733)
Inventory	(13,403)	(31,810)	109,387
Prepaid expenses and other assets	45,793	(109,178)	(256,860)
Accounts payable	221,910	37,520	291,034
Accrued liabilities, deferred revenue, deferred rent	(128,220)	81,181	48,023

Net cash used in operating activities	(5,478,648)	(4,591,786)	(13,919,031)

Cash flows from investing activities:
Purchase of property and equipment	(25,335)	(34,442)	(107,200)
Proceeds from sale of property and equipment	-	-	15,000
Decrease (increase) in restricted cash	-	10,000	-
Net cash used in investing activities	(25,335)	(24,442)	(92,200)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	2,500,446	6,471,702
Proceeds from common stock subscription, net	1,288,000	4,324,375	5,612,375
Proceeds from exercise of warrants	1,082,884	3,596	1,086,985
Proceeds from convertible notes payable	-	-	1,855,000
Proceeds from notes payable-related party	240,000	-	240,000
Net cash provided by financing activities	2,610,884	6,828,417	15,266,062

Net increase in cash and cash equivalents	(2,893,099)	2,212,189	1,254,831

Cash and cash equivalents, beginning of period	4,147,930	1,935,741	-
Cash and cash equivalents, end of period	$1,254,831	$4,147,930	$1,254,831

Supplemental cash flow information:
Cash paid for income taxes	$830	$3,656	$5,286
Cash paid for interest	$1,076	-	$1,076

Non cash investing and financing activities:
Property and equipment acquired with accrued liabilities	-	-	$32,040
Transfer of inventory to property and equipment	-	-	$18,757
Inventory acquired with accrued liabilities	-	-	$267,960
Issuance of common stock in exchange for convertible notes payable and accrued interest	-	-	$2,199,751
Issuance of common stock in connection with merger with Zowcom, Inc.	-	-	$1,610
Issuance of common stock in connection with acquisition of intellectual property from Ezyte, Inc.	-	$106,600	$106,600
Issuance of common stock in connection with acquisition of EZ2, Inc.	-	$71,750	$71,750
Issuance of common stock in connection with note payable	-	-	$30,477
Issuance of common stock pursuant to common stock subscription agreements	-	-	$30,477
Issuance of common stock to charity organization in connection with the private placement in December 2004	$32,500	-	$32,500

The accompanying notes are an integral part of these financial statements

PROCERA NETWORKS, INC.
(a development stage enterprise)

Notes to Financial Statements
___________________

1.	FORMATION AND BUSINESS OF THE COMPANY

Procera Networks, Inc. (“Procera” or the “Company”), formerly Zowcom, Inc. (“Zowcom”), was incorporated in Nevada on July 11, 2001. On October 16, 2003, Procera Networks, Inc., a Delaware corporation (“PNI”) merged into Zowcom, Inc. in a stock-for-stock transaction, as a result of a merger and plan of reorganization agreement (the “Merger”) between Zowcom and PNI. Pursuant to the Merger, Zowcom assumed PNI’s operations and business plan and changed its name to Procera Networks, Inc.

Procera Networks, Inc. is a development stage high techology company engaged in the development and marketing of a wire-speed smart switch family of products and a converged platform family of products, both for the enhancement of existing network performance. These products provide intelligent switching and routing based on deep packet inspection at wire speed and also the combination of the smart switching and routing with point software solutions for secure delivery of information and applications across wireless and wire line networks. The Company is in the development stage, devoting substantially all of its efforts to product development, initial sales penetration, and financing. The Company has funded its operations substantially from the proceeds from issuance of common stock.

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through the foreseeable future. The Company will finance its operations primarily through its cash and cash equivalents, future financing and future revenues. However, there can be no assurance that such efforts will succeed or that sufficient funds will be available.

FISCAL YEAR

The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Sunday nearest to December 31 and, as a result, an extra week is added every five or six years. Fiscal year 2005, which ended January 1, 2006, had 52 weeks, whereas fiscal year 2004, which ended January 2, 2005, had 53 weeks instead.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, at January 1, 2006, the Company has an accumulated deficit of $17,853,356 and has sustained an operating cash flow deficiency of $13,919,031 since inception. In addition, the Company had insufficient cash at January 1, 2006 to fund its operations for the next fiscal year. The Company’s activities have been financed principally through borrowings and the issuance of equity.

The Company will require additional financing to fund ongoing operations. On February 28, 2006, the Company consummated the closure of a private placement financing transaction for total net proceeds of $5,520,010, of which $1,288,000 had been received prior to January 1, 2006. This financing was received from thirty-three individual and institutional investors. There can be no assurance that any new debt or equity financing could be successfully consummated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Europe, Asia, Canada and the Middle East. There are a limited number of customers accounting for the majority of purchaseds in the industry worldwide. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balances.

On January 1, 2006, two customer(s) accounted for 51% and 41%, respectively, of total accounts receivable.

ADVERTISING COSTS

Advertising costs are expenses as incurred. Advertising expenses were not significant for the periods ended January 1, 2006 and January 2, 2005.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments to mature within three months or less to be cash equivalents. Restricted cash consists of a certificate of deposit in the amount of $30,000 held with a financial institution as a sales tax security deposit.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset'sfair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

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

			Cumulative
			Period From
	Fiscal Year Ended		May 1, 2002
			(Date of Inception)
	January 1	January 2,	to
	2006	2005	January 1, 2006
	__________	__________	_______________
Net loss as reported	($6,738,915)	($6,363,169)	($17,853,356)
Add: Stock-based employee CompensationCompensation expense included in reported net loss, net of related tax effects	429,386	1,068,615	1,582,689
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,412,246)	(969,854)	(2,466,788)

Pro forma net loss	($7,721,775)	($6,264,408)	($18,737,455)

Earnings per share basic and diluted:
As reported	($0.22)	($0.27)
Pro Forma	($0.25)	($0.27)

STOCK BASED COMPENSATION, continued

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005:

2005
Weighted average risk-free rate	3.88%
Expected life (years)	3.89
Volatility	114.00%
Dividend yield	-

Stock options granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which are recorded at fair value of the consideration received or the fair value of the equity investments issued and they vest over a performance period. The fair value of such options is determined using the Black-Scholes option pricing model.

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

Under standard terms, we provide products to direct customers under payment terms of net 30 days, with no right of return nor price protection provisions. Under standard terms, we provide initial products to indirect customers (value-added resellers) under payment terms of net 45 days, with the right to evaluate and return products in lieu of payment at the end of 45 days. Thereafter, under follow-on orders from value-added resellers we provide products under payment terms of net 30 days. Any terms other than those just described would be considered non-standard.

Products sold to an end-user customer have no rights of return, stock rotation rights, nor price protection rights. Products sold to an end-user customer may be returned for full credit or modification if, upon receipt by the customer, they do not satisfy the customer’s expectations. Warranty liabilities are established based on historical experience of customer returns.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

SHIPPING AND HANDLING COSTS

The Company includes shipping and handling costs associated with inbound and outbound freight in costs of goods sold.

PRODUCT DEVELOPMENT COSTS

The Company accounts for internally-generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which we have defined as completion of a working model. Internally-generated software related costs that were eligible for capitalization was approximately $75,000 of which approximately $37,500 and $26,000 has been amortized and charged to “Engineering” in the statements of operations for the years ended January 1, 2006 and January 2, 2005, respectively. For year ended December 28, 2003, technical feasibility had not been established and thus all products development costs of $402,846 was charged to “Engineering” in the statements of operations.

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Fiscal Year Ended
	January 1,	January 2,
	2006	2005
Numerator - Basic and diluted	$(6,768,915)	$(6,363,169)

Denominator - basic and diluted
Weighted average common shares outstanding	30,445,423	23,592,522
Weighted average unvested common shares subject to repurchase	-	-

Total	30,445,423	23,592,522

Net loss per share - basic and diluted	$(0.22)	$(0.27)

Antidilutive securities:
Common stock subscriptions	3,545,833	5,762,500
Options	3,916,970	3,173,000
Warrants	7,213,178	8,808,160
Rights to purchase common stock	292,100	325,000

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 2, 2006. The Company does not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 2, 2006. The Company does not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123R to the first annual reporting period beginning after December 15, 2005 for companies that file as small business issuers. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and SAB 107 and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share. SFAS 123R will be effective for the Company beginning with the first quarter of 2006.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.
.
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

	2003	2002
SALES	$32,085	$177,413
NET LOSS	$(3,284,163)	$(1,590,276)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.27)	$(0.38)

4.	BALANCE SHEET DETAILS

Accounts receivable consist of the following at January 1, 2006:

Accounts receivable	$133,520
Less: allowance for bad debts	(124,787)
Accounts receivable, net	$8,733

Inventory consist of the following at January 1, 2006:

Raw Material	$3,375
WIP inventory	22,996
Finished goods inventory	139,428
Consignment inventory	134,463
Less: inventory reserve for obsolescence	(160,446)
Inventories, net	$139,816

Prepaid expenses and other current assets consist of the following at January 1, 2006:

Prepaid insurance premiums	$34,299
Prepaid software licenses	55,319
Prepaid maintenance	27,686
Other receivables	43,637
Total prepaid expenses and other current assets	$160,941

Property and equipment consists of the following at January 1, 2006:

Tooling and test equipment	$27,826
Office equipment	33,898
Computer equipment	71,296
Software	19,686
Furniture and fixtures	2,085
Total	154,791
Less: accumulated depreciation	(117,500)
Property and equipment, net	$37,291

Other assets consist of the following at January 1, 2006:

Security deposit - HR and payroll services	$50,615
Security deposit - Sales taxes collateral	30,000
Security deposit - Facility lease	15,304
Total other assets	$95,919

Accrued liabilities consist of the following at January 1, 2006:

Payroll and related expenses	$95,038
Accrued audit, tax & legal fees	64,124
Accrued stock issuance cost	112,000
Contingent warranty liability	14,237
Other accrued expenses	6,576
Total accrued liabilities	$291,975

5.	ASSET PURCHASES

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

6.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following at January 1, 2006:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Purchased technology acquired from EZ2, Inc.	$71,750	$(71,750)	$-
Purchased technology acquired from Ezyte, Inc.	106,600	(106,600)	-

Total intangible assets	$178,350	$(178,350)	$-

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was zero for fiscal year ended January 1, 2006 and $178,350 for the fiscal year ended January 2, 2005.

7.	NOTES PAYABLE

Convertible Notes Payable

The convertible notes payable disclosure is presented due to the development stage nature of the Company and requirements to show the historical equity transactions since inception.

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

At January 1, 2006, the Company has no long-term or convertible debt outstanding.

Notes Payable-Related Party

On November 29, 2005, the Company received loan proceeds of $90,000 from Cagan McAfee Capital Partners, a related party, and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. This loan, together with accrued interest of $562, was paid in full on January 6, 2006.

On December 13, 2005, the Company received loan proceeds of $150,000 from Laird Cagan, a related party who is a partner with Chadbourn Securities, Inc., and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. On February 28, 2006, Mr. Cagan requested that $130,000 of the loan principal owed to him by the Company be converted to a purchase of 325,000 shares of the Company’s common stock in conjunction with the private placement sales the company’s common stock that closed on this date. The remaining loan principal of $20,000, together with accrued interest of $1,971, was paid in full by the Company on March 22, 2006.

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

On May 31, 2005, the Company terminated its sublease of 5,532 square feet of space in Campbell, California, at a monthly rental of $5,532 plus $2,800 of monthly common area expenses. On June 1, 2005, the Company entered into a 37-month lease for 11,772 square feet of space in Los Gatos, California at a rent expense of $12,949 per month for the first 12 months, $14,126 per month for the second 12 months, and $15,304 per month for the third 12 months, with the first month’s rent under the lease at no charge. Rent expense for the year ended January 1, 2006, the year ended January 2, 2005 and for the cumulative period from May 1, 2002 (date of inception) to January 1, 2006 was $127,521, $61,297, and $374,294, respectively.

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

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company's warranty accrual during the year ended January 1, 2006:

Warranty accrual, January 2, 2005	$6,206
Charged to cost of sales	8,031
Actual warranty expenditures	0
Warranty accrual, January 1, 2006	$14,237

10.	STOCKHOLDERS' EQUITY (DEFICIT)

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

In August 2003, the Company completed a private placement of 1,695,00 shares of the Company's common stock at $1.00 per share. The Company received net proceeds of $1,689,500 after deducting the offering expenses.

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

In March 2005, Procera issued 17,473 shares of the Company’s common stock to a charity organization in connection with the private placement of December 2004.

In November, 2005, Procera issued 165,000 shares of its restricted common stock for services provided for $0.51 per share.

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

In December 2004, 23 institutional and accredited investors (the "December 2004 Investors"), each signed a Subscription Agreement, applied to purchase a total of 5,762,500 shares of the Company’s restricted common stock for $0.80 per share for a total of $4,324,375, net of issuance cost of $285,625. Under the Subscription Agreements, the Company granted warrants to purchase common stock (Note 10 - Warrants).

In January 2005, the Company issued 5,762,500 shares of common stock in satisfaction of the common stock subscriptions.

In December 2005, five accredited investors each signed a Subscription Agreement, applied to purchase a total of 3,500,000 shares of the Company’s restricted common stock for $0.40 per share for a total of $1,288,000, net of issuance costs of $112,000.

In November 2005, the Company agreed to issue 825,000 shares of its restricted common stock to a financial adviser as compensation for services to be provided over 18 months, beginning in December 2005 and vests ratably over the service term. At January 1, 2006, the Company recognized and reported as common stock subscriptions 45,833 shares of its restricted common stock as compensation for financial services for the month of December 2005.

WARRANTS

In November 2002, the Company issued warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $0.075 per share, respectively, in connection with the convertible notes payable (Note 7). The warrants are exercisable immediately and expire in November 2007. Warrants to purchase 50,000 shares of common stock were exercised and the shares were purchased in December 2003 at an exercise price of $0.075 per share. The fair value of warrants calculated using the Black-Scholes option pricing model was not considered material, and accordingly, no value was ascribed to them for financial reporting purposes.

In December 2002, the Company issued warrants to purchase 100,000 shares and 75,000 shares of common stock to two advisory board members with an exercise price of $0.075 per share. The vesting terms of the warrants are based on completion of service on the advisory board over a two year period, with the initial vesting occurring upon signing of the agreement. The warrants expire in December 2007. One of the agreements was signed in 2002 and the other in 2003. The fair value of the warrants will be calculated quarterly using the Black-Scholes option pricing model and the Company will record quarterly charges over the vesting period of the warrants. During the year ended January 1, 2006, warrants to purchase 100,000 shares and 75,000 shares were exercised and the shares were purchased for a price of $0.075 per share. The company did not record any charges relating to these warrants in 2005. For the year ended January 2, 2005, the Company recorded charges of $(8,840) and $(386) relating to these warrants. For the year ended December 28, 2003, the Company recorded charges of $135,975 and $104,340 relating to these warrants. The fair value of the warrants was not considered material in 2002, and accordingly, the Company did not record any charges relating to these warrants in 2002.

In December 2002, the Company issued warrants to purchase 400,000 shares of common stock for advisory services with an exercise price of $0.01 per share. The vesting terms of the warrant are based on completion of advisory services and the attainment of certain milestones relating to OEM customers. The warrants expire in June 2004 unless the advisor has not exercised his vested warrant then the advisor shall have an additional three years to exercise the vested warrants. At January 1, 2006, warrants to purchase 301,268 shares had vested and warrants to purchase 98,732 shares were cancelled. The Company calculated the fair value of the vested warrants using the Black-Scholes option pricing model and recorded a charge of $151,243. At December 28, 2003, 200,000 of the warrants had vested in connection with advisory services. The Company calculated the fair value of the vested warrants using the Black-Scholes option pricing model and recorded a charge of $1,075 relating to this warrant.

In June and July 2003, the Company issued warrants to purchase 770,000 shares and 6,000 shares of common stock with exercise prices between $0.001 and $0.075 per share to placement agents in connection with the private placement of common stock in June 2003. The warrants are exercisable immediately and expire in June and July 2008. The fair value of warrants calculated using the Black-Scholes option pricing model was $319,083 and has been recorded as additional issuance costs of the transaction. In June 2003, warrants to purchase 500,000 shares of common stock were exercised for $500. In December 2003, warrants to purchase 250,000 shares of common stock were cancelled. In April 2004, warrants to purchase 20,000 shares and 6,000 shares, repsectively, were exercised and said shares were purchased for a price of $0.075 per share.

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

In October 2003, the Company issued warrants to purchase 31,250 shares of common stock with an exercise price of $2.00 per share in connection with the unsecured convertible notes payable (Note 7). The warrants are exercisable immediately and expire in October 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $69,470 and was recorded as a discount on the debt and amortized to interest expense over the life of the debt. During the year ended December 28, 2003, $138,940 was charged to interest expense.

In December 2003, the Company issued warrants to purchase 110,188 shares of common stock with an exercise price of $2.00 per share to the placement gents in connection with the private placement in December 2003. The warrants are exercisable immediately and expire one year following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $207,553 and has been recorded as additional issuance costs of the transaction. In April 2005, warrants to purchase 47,438 shares of common stock were exercised and said shares were purchased at a reduced price of $1.50 per share and warrants to purchase 62,750 shares of common stock expired.

In December 2003, the Company issued warrants to purchase 2,172,500 shares of common stock with an exercise price of $2.00 per share to certain investors in connection with the private placement in December 2003. The warrants are exercisable immediately and expire one year following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $4,109,900. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants. In May 2004, special warrants to purchase 1,086,250 shares of common stock were exercised and said shares were purchased for a price of $2.00 per share. In April 2005, warrants to purchase 560,000 shares of common stock were exercised and said shares were purchased at a reduced price of $1.50 per share and warrants to purchase 526,250 of common stock expired.

In April 2004, the Company issued warrants to purchase 15,000 shares of the Company's restricted common stock at a price of $2.05 per share to an independent contractor as additional compensation to perform sales and marketing services. The warrants were 50% exercisable on July 15, 2004 and the remaining 50% were exercisable on January 15, 2005. The warrants expire on January 5, 2007. The fair value of vested warrants calculated using the Black-Scholes option pricing model was $16,219 and has been recorded as expense for consulting service for the year ended January 2, 2005.

In May 2004, the Company issued warrants to purchase 250,000 shares of common stock with an exercise price of $2.00 per share to a certain investor in connection with the private placement in May 2004. The warrants are exercisable immediately and expire on June 30, 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $82,171. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants.

In May 2004, the Company issued warrants to purchase 1,086,250 shares of common stock with an exercise price of $2.00 per share to certain investors in connection with the exercise of Special Warrants in May 2004. The warrants are exercisable immediately and expire on June 30, 2006, which is two years following the date on which the registration statement for the shares was declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $539,691. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants. In April 2005, warrants to purchase 102,500 shares of common stock were exercised and said shares were purchased for a reduced price of $1.40 per share.

In May 2004, the Company issued warrants to purchase 110,188 shares of common stock with an exercise price of $2.00 per share to the placement agents in connection with the exercise of Special Warrants in May 2004. The warrants are exercisable immediately and expire on June 30, 2006, which is two years following the date on which the registration statement for the shares was declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $55,516 and has been recorded as additional issuance costs of the transaction.

In August 2004, the Company issued warrants to purchase 400,000 shares of the Company's restricted common stock at a price of $1.40 per share to a financial communication firm, as compensation to perform marketing and promotional services. The warrants are exercisable in one-third increments, the initial 33% were exercisable on August 2, 2004, the second 33% were exercisable on November 2, 2004, and the remaining warrants were exercisable on February 2, 2005. The warrants expire on August 2, 2006. The fair value of warrants calculated using the Black-Scholes option pricing model have been recorded as consulting expenses in the amount of $195,351 and $253,144 for the years ended January 1, 2006 January 2, 2005, respectively.

In August 2004, the Company issued warrants to purchase 100,000 shares of the Company's restricted common stock at a price of $1.56 per share to a consulting firm, as compensation to perform marketing and promotional services. The warrants are exercisable immediately and expire on August 12, 2007. The fair value of warrants calculated using the Black-Scholes option pricing model was $76,094 and has been recorded as consulting expenses for the year ended January 2, 2005.

In August 2004, the Company issued warrants to purchase 60,000 shares of the Company's restricted common stock at a price of $1.60 per share to consulting firm, as additional compensation to perform marketing and promotional services. The warrants vest over a five-month period with the initial 50% occurring in September 2004, 25% in October 2004 and 25% in December 2004. The warrants expire on August 4, 2006. The fair value of warrants calculated using the Black-Scholes option pricing model was $54,026 and has been recorded as consulting expenses for the year ended January 2, 2005.

In August 2004, the Company issued the following warrants: (a) a warrant to purchase 300,000 shares of the Company's restricted common stock at a price of $1.50 per share, with a net exercise option, exercisable on or before September 1, 2006; (b) a warrant to purchase 200,000 shares of the Company’s restricted common stock at a price of $2.50 per share, exercisable on or before September 1, 2005; and (c) a warrant to purchase 200,000 shares of the Company’s restricted common stock at a price of $3.00 per share, exercisable on or before September 1, 2005 to a consulting firm, as compensation to perform marketing and promotional services over a twelve month period. The fair value of warrants calculated using the Black-Scholes option pricing model was $132,207 and has been recorded as consulting expenses for the year ended January 2, 2005. As of September 1, 2005, warrants to purchase 400,000 shares of the Company’s restricted common stock have expired.

In December 2004, the Company issued warrants to purchase 1,728,750 shares of the common stock at a per share exercise price of $1.25 and warrants to purchase 1,728,750 shares of the common stock at a per share exercise price of $1.37 to certain investors in connection with the private placement in December 2004. The warrants are exercisable immediately and expire July 15, 2008, which is three years following the date on which the registration statement for the shares was declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $4,873,580. Since the warrants related to capital raising activities, there was no charge recorded in the financial statements for these warrants.

In December 2004, the Company issued warrants to purchase 173,206 shares of common stock with an exercise price of $1.25 per share and warrants to purchase 175,891 shares of common stock with an exercise price of $1.37 per share to the placement agents in connection with the private placement in December 2004. The warrants are exercisable immediately and expire three years following the date on which the registration statement for the shares has been declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $488,287 and has been recorded as additional issuance costs of the transaction.

In February 2005, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $1.78 per share to independent sales representative number one as an incentive to secure orders from prospective customers to purchase Company products. The warrants are exercisable in relation to cash payments received by the Company from customers who have purchased Company products under orders secured by the independent representative. The warrants expire on February 23, 2010. Since there were no cash collections relating to these warrants during 2005, there was no charge recorded in the financial statements for these warrants.

In February 2005, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $1.78 per share to independent sales representative number two as an incentive to secure orders from prospective customers to purchase Company products. The warrants are exercisable in relation to cash payments received by the Company from customers who have purchased Company products under orders secured by the independent representative. The warrants expire on February 23, 2010. The fair value of warrants calculated using the Black-Scholes option pricing model was $42 and has been recorded as marketing consulting expenses for the year ended January 1, 2006.

In February 2005, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $1.78 per share to independent sales representative number three as an incentive to secure orders from prospective customers to purchase Company products. The warrants are exercisable in relation to cash payments received by the Company from customers who have purchased Company products under orders secured by the independent representative. The warrants expire on February 23, 2010. Since there were no cash collections relating to these warrants during 2005, there was no charge recorded in the financial statements for these warrants.

In February 2005, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $1.78 per share to independent sales representative number four as an incentive to secure orders from prospective customers to purchase Company products. The warrants are exercisable in relation to cash payments received by the Company from customers who have purchased Company products under orders secured by the independent representative. In April 2005, the Company terminated its agreement with the independent sales representative and the warrants to purchase 50,000 shares of common stock were cancelled. Since there were no cash collections relating to these warrants during 2005, there was no charge recorded in the financial statements for these warrants.

In April 2005, the Company issued warrants to purchase 10,000 shares of common stock with an exercise price of $1.86 per share to one of the Company’s directors for successfully directing and completing an equity raising initiative on behalf of the Company. The warrants are exercisable immediately and expire on April 13, 2008. The fair value of warrants calculated using the Black-Scholes option pricing model was $14,854 and has been recorded as administrative consulting expenses for the year ended January 1, 2006.

In May 2005, the Company issued warrants to purchase 25,000 shares of common stock at a price of $1.22 per share to its landlord as compensation for assisting the Company in securing a facility lease that satisfies the Company’s current requirements at a reasonably competitive cost. The warrants vested immediately and expire 36 months from the date that the shares supporting these warrants are declared effectively registered by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $22,569. The Company will record quarterly charges over the 37-month term of the lease and $4,595 has been recorded as an addition to rent expenses for the year ended January 1, 2006.

In June 2005, the Company issued warrants to purchase 75,000 shares of common stock with an exercise price of $1.42 per share to one of the Company’s directors as partial compensation for successfully directing and coordinating activities to complete a strategic business relationship with a high profile partner(s) and/or investors. Fifty percent of the warrants became exercisable on October 14, 2005 and the remainder will vest upon completion of a PIPE or strategic investment with a minimum value of five million dollars. The warrants expire on June 14, 2008. The fair value of warrants calculated using the Black-Scholes option pricing model was $8,102 and has been recorded as administrative consulting expenses for the year ended January 1, 2006.

In September 2005, the Company issued warrants to purchase 15,000 shares of common stock with an exercise price of $0.68 per share to independent sales representative number five as compensation for assisting the Company in finalizing the specification and definition of a new Company product and other services. The warrants vest upon completion of mutually agreed upon milestones. As of January 1, 2006, milestones have not been completed and no warrant shares have vested. The warrants expire 36 months from the date that the shares supporting these warrants are declared effectively registered by the Securities and Exchange Commission.

In December 2005, the Company received subscriptions from five accredited investors to purchase 3,500,000 shares of the Company’s common stock at a price of $0.40 per share as part of the Company’s private placement sale of common shares which closed on February 28, 2006. As partial compensation to placement agents for obtaining these December subscriptions, as of January 1, 2006 the Company is obligated to issue warrants to said agents to purchase 350,000 shares of the Company’s common stock at a price of $0.40 per share. These warrants vest immediately upon issuance and expire on February 28, 2011.

At January 1, 2006, warrants to purchase 7,213,178 shares of common stock are outstanding.

The following table sets forth the key terms of these outstanding warrants:

DATE OF GRANT	UNDERLYING SECURITY	SHARES OUTSTANDING		VESTING OF GRANT	EXPIRATION DATE	WEIGHTED AVERAGE EXERCISE PRICE	REASONS FOR GRANT OF WARRANTS
11/2002	Common stock	20,000	(1)	Immediate	11/2007	$ 0.075	Raising capital
12/2002	Common stock	301,268	(2)	Milestones	06/2007	$ 0.010	Customer base
06/2003	Common stock	404,000	(3)	Immediate	06/2008	$ 0.750	Raising capital
06/2003	Common stock	50,000	(4)	Immediate	06/2008	$ 0.500	Legal services
10/2003	Common stock	6,125	(5)	Immediate	10/2006	$ 2.000	Raising capital
10/2003	Common stock	31,250	(6)	Immediate	10/2006	$ 2.000	Raising capital
04/2004	Common stock	15,000	(7)	Over 9 months period	01/2007	$ 2.050	Consulting services
05/2004	Common stock	1,093,938	(8)	Immediate	06/2006	$ 2.000	Raising capital
05/2004	Common stock	250,000	(9)	Immediate	06/2006	$ 2.000	Raising capital
08/2004	Common stock	400,000	(10)	Over 6 months period	08/2006	$ 1.400	Investor/Public Relations services
08/2004	Common stock	60,000	(11)	Over 5 months period	08/2006	$ 1.600	Investor/Public Relations services
08/2004	Common stock	100,000	(12)	Immediate	08/2007	$ 1.560	Investor/Public Relations services
08/2004	Common stock	300,000	(13)	Immediate	09/2006	$ 1.500	Investor/Public Relations services
12/2004	Common stock	1,901,956	(14)	Immediate	07/2008	$ 1.250	Raising capital
12/2004	Common stock	1,904,641	(15)	Immediate	07/2008	$ 1.370	Raising capital
02/2005	Common stock	100,000	(16)	Based on sales performance	02/2010	$ 1.78	Sales services
02/2005	Common stock	100,000	(17)	Based on sales performance	02/2010	$ 1.78	Sales services
02/2005	Common stock	50,000	(18)	Based on sales performance	02/2010	$ 1.78	Sales services
04/2005	Common stock	10,000	(19)	Immediate	04/2008	$ 1.86	Raising capital
05/2005	Common stock	25,000	(20)	Immediate	3 years after effective date of SB-2	$ 1.22	Real estate services
06/2005	Common stock	75,000	(21)	Milestones	06/2008	$ 1.42	Strategic investment
09/2005	Common stock	15,000	(22)	Milestones	3 years after effective date of SB-2	$ 0.68	Sales services
		7,213,178

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

(14) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.86 per share; (ii) exercise price of $1.25 per share; (iii) expected life of three years; (iv) volatility of 118%; (v) risk-free rate of 3.25; and (vi) annual dividend of 0%.

(15) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.86 per share; (ii) exercise price of $1.37 per share; (iii) expected life of three years; (iv) volatility of 118%; (v) risk-free rate of 3.25; and (vi) annual dividend of 0%.

(16) Because no warrants vested during 2005, no charges were recorded on the financial statements for the year ended January 1, 2006.

(17) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $0.69 per share; (ii) exercise price of $1.78 per share; (iii) expected life of five years; (iv) volatility of 111%; (v) risk-free rate of 4.18%; and (vi) annual dividend of 0%.

(18) Because no warrants vested during 2005, no charges were recorded on the financial statements for the year ended January 1, 2006.

(19) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.86 per share; (ii) exercise price of $1.86 per share; (iii) expected life of three years; (iv) volatility of 109%; (v) risk-free rate of 4.03%; and (vi) annual dividend of 0%.

(20) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $1.34 per share; (ii) exercise price of $1.22 per share; (iii) expected life of five years; (iv) volatility of 109%; (v) risk-free rate of 3.88%; and (vi) annual dividend of 0%.

(21) The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) current stock price of $0.46 per share; (ii) exercise price of $1.42 per share; (iii) expected life of three years; (iv) volatility of 109%; (v) risk-free rate of 4.30%; and (vi) annual dividend of 0%.

(22) Because no warrants vested during 2005, no charges were recorded on the financial statements for the year ended January 1, 2006.

In December 2003, the Company issued special warrants to purchase 1,086,250 shares of common stock with an exercise price of $2.00 per share to certain investors in connection with the private placement of common stock in December 2003. The special warrants were to be automatically exercised immediately upon the declaration of the effectiveness of the Company's registration statement filed with the Securities and Exchange Commission covering the shares issued in the December 2003 private placement. The special warrants were to terminate if the effective date for the registration statement occurred after June 6, 2004.

On April 26, 2004, the registration statement filed with the Securities and Exchange Commission covering the shares issued in the December 2003 private placement was declared effective by the Securities and Exchange Commission. Certain investors exercised the special warrants to purchase 1,086,250 shares of common stock at $2.00 per share. The Company received net proceeds of $2,000,446 after deducting the offering expenses. In connection with the exercise of Special Warrants, the Company granted warrants to purchase common stock (Note 10 - Warrants).

On March 30, 2005, the Board of Directors approved an offer by the Company to amend the 1,177,688 shares of investor warrants issued on December 9, 2003, to reduce the exercise price of such warrants from $2.00 to $1.50 per share, and to change the expiration date of such warrants from April 26, 2005 to April 13, 2005. In addition, the Company offered to amend 1,446,438 investor warrants issued on June 27, 2004, to reduce the exercise price of such warrants from $2.00 to $1.40 per share and to change the expiration date of such warrants from June 30, 2006 to April 13, 2005. On or about April 13, 2005, certain holders of the Company’s December 2003 Warrants and June 2004 Warrants exercised warrants to purchase 557,438 and 102,500 shares of its common stock at $1.50 and $1.40 per share, respectively, and the Company received net proceeds of $974,759 from the exercise of such exchange warrants. The Black-Scholes fair value of the warrant re-pricing is estimated to be $1,926,330.

At January 1, 2006, there are no special warrants outstanding.

RIGHT TO PURCHASE COMMON STOCK

In July, August and September 2003, the Company granted the right to purchase 250,000 shares, 175,000 shares and 150,000 shares with exercise prices of $0.075, $0.10 and $0.25 per share, respectively, to employees in connection with employment agreements. The rights vest over a three year period and expire in July, August and September 2006. The Company will record stock compensation expense for the excess of the deemed fair market value over the exercise price at the date of issuance. The compensation expense is being recognized over the vesting period of three years using the straight line method. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, the Company recorded stock compensation expense of $429,387, $1,068,615 and $84,688, respectively.

In September 2004, one employee terminated his employment with the Company and 119,800 shares of unvested rights to purchase common stock expired. In November 2004, sixty days after the termination of employment for this employee, 130,200 shares of vested rights to purchase common stock expired.

In November 2005, a second employee terminated his employment with the Company and 32,900 additional shares of unvested rights to purchase common stock expired. At January 1, 2006, this employee had vested the right to purchase 142,100 shares of the Company’s common stock at a price of $0.10 per share, provided such purchase be made on or before January 17, 2006. On January 13, 2006 the employee purchased 20,000 shares of the Company’s common stock at $0.10 per share and on January 17, 2006 rights to purchase 122,100 shares expired.

Stock compensation to be recorded in future periods will be $18,750 in 2006. The amount of stock compensation expense to be recorded in future periods could decrease if the stock purchase rights do not fully vest.

At January 1, 2006, there are 292,100 shares of the above rights to purchase common stock outstanding.

TRANSACTIONS WITH EMPLOYEES

Due to the Company's cash position and lack of ability to obtain additional financing, the Company was forced to terminate all of its employees on March 31, 2003. In April 2003, the Company rehired its chief executive officer and its chief financial officer to restart its operations and to continue to search for financing or a possible merger transaction.

In April 2003, the Company reached agreement with its former employees and executed Settlement and Release Agreements whereby the former employees gave up their right to their accrued unpaid salary in exchange for common stock of the Company equal to two times their accrued salary with a fair value of $0.01 per share. For example, for each dollar of accrued salary the employee earned, they received 2 shares of common stock with a fairvalue of $0.01 per share. In July 2003, the Company issued 1,120,388 shares of its common stock to former employees for their unpaid accrued salary through March 2003. The value of the common stock issued was $11,204. In addition, all shares of restricted common stock were vested upon rehire.

STOCK OPTION PLANS

Under the Company's 2003 Stock Option Plan and its 2004 Stock Option Plan (the "Option Plans"), 7,500,000 shares of Common Stock are authorized for issuance to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms up to ten years. Under the terms of the Option Plans, 16.7% of the stock options granted to employees will vest six months after the date of employment, and the remaining stock options will continue to vest ratably over the remainder of the three-year vesting period. Certain grants of options to employees after the initial grant of options to employees vest over three years. Stock option grants to members of the Company’s Board of Directors in compensation for their services vest over four calendar quarters.

The following table summarizes stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	-	-	-
Authorized	2,500,000	-	-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-

Balance at December 28, 2003	2,500,000	-	-
Authorized	2,500,000	-	-
Granted	(3,173,000)	3,173,000	$1.41
Exercised	-	-	-
Cancelled	-	-	-

Balance at January 2, 2005	1,827,000	3,173,000	$1.41
Authorized	2,500,000
Granted	(1,263,000)	1,263,000	$1.27
Exercised	-	-	-
Cancelled	519,030	(519,030)	$1.36

Balance at January 1, 2006	3,583,030	3,916,970	$1.38

The following table summarizes outstanding and exercisable options at January 1, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.45 to $1.00	1,102,776	9.21	$0.82	272,515	$0.90
$1.01 to $2.00	2,669,194	8.44	$1.54	1,910,442	$1.53
$2.01 to $3.00	85,000	8.81	$2.21	34,303	$2.16
$3.01 to $4.00	60,000	8.18	$3.35	60,000	$3.35

$0.92 to $4.00	3,916,970	8.66	$1.38	2,277,260	$1.51

During fiscal years ended January 1, 2006 and January 2, 2005, the Company granted options with a weighted-average fair value of approximately $0.98 and $1.97 per share, respectively.

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

	Fiscal Year Ended
	January 1,	January 2,
	2006	2005
Deferred tax assets:
Federal and state net operating losses	$5,468,362	$3,449,120
Research credits	529,974	382,803
Non-deductible accrued expenses	1,209,378	976,895
Other	-	-
Total deferred tax assets	7,207,714	4,808,818

Valuation allowance	(7,207,714)	(4,808,818)
Net deferred tax assets	$-	$-

As of January 1, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,260,462 which expires beginning after the year 2020. The Company also has California net operating loss carryforwards of approximately $10,631,305 which expire beginning after the year 2012. The Company also has federal and California research and development tax credits of $255,132 and $274,842. The federal research credits will begin to expire in the year 2021 and the California research credits have no expiration date.

The change in the valuation allowance was a net increase of $2,398,896 and $2,737,110 for the years ended January 1, 2006 and January 2, 2005, respectively.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12.	RELATED PARTY TRANSACTIONS

On May 1, 2002, the Company entered into an Advisory Agreement with an individual, a partner in a company, located in Cupertino, CA. The individual was also serving as a Director on the Company’s Board of Directors. The initial term of the Agreement was May 1, 2002 through October 31, 2002 and was subsequently extended for a period of six months, as was provided for in the Agreement, through April 30, 2003.

In his capacity as Advisor, the individual agreed to provide the Company with the following advisory services:

●	Advisory services related to the structure of financings by the Company, including the initial funding;
●	Introductions to potential individual, corporate, and institutional investors.
●	Introductions to investment banking and private equity firms;
●	Introductions and advice related to the recruitment of Board members and advisory board members;
●	Introductions and advice related to the Company’s engagement of accounting and law firms as the CEO shall direct from time to time;
●	Advice in the preparation of a Form S-1 and other documents required for an initial public offering of the Company;
●	Advice related to a merger of the Company with an existing public company, if such transaction is sought by the CEO; and
●	Such other matters as may be required from time-to-time by the President/CEO with the consent of Advisor, provided that such consent shall not be unreasonably withheld.

As part of his compensation for Advisory Services rendered under the Agreement, the Advisor was permitted to purchase from the Company 1,200,000 founder’s common shares at a price of $.001 per share which was deemed fair value of the stock at the time the agreement was executed. The number of shares granted were determined based on the nature of services being provided.

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

On November 29, 2005, the Company received loan proceeds of $90,000 from Cagan McAfee Capital Partners, a related party, and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. This loan, together with accrued interest of $562, was paid in full on January 6, 2006.

On December 13, 2005, the Company received loan proceeds of $150,000 from Laird Cagan, a related party who is a partner with Chadbourn Securities, Inc., and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. On February 28, 2006, Mr. Cagan requested that $130,000 of the loan principal owed to him by the Company be converted to a purchase of 325,000 shares of the Company’s common stock in conjunction with the private placement sales the company’s common stock that closed on this date. The remaining loan principal of $20,000, together with accrued interest of $1,971, was paid in full by the Company on March 22, 2006.

13.	TRANSACTIONS WITH DIGI INTERNATIONAL, INC.

In May 2002, the Company entered into a Purchase and License Agreement with Digi whereby the Company desired to acquire or license all of Digi’s tangible and intangible assets, intellectual property and personal property related to the business of layer 2 through layer 7 switches in exchange for issuing shares of the Company’s stock, representing 19.9% of the fully diluted capitalization of the Company, to Digi. The Agreement was set to close on July 31, 2002 but was amended to close on March 31, 2003. As the Company did not have an equity financing, no shares were issued to Digi. However, the Company did have full use of the related assets and intellectual property.

In May 2002, the Company entered into a Distribution Agreement with Digi whereby the Company became the exclusive, worldwide distributor of Digi’s product, as defined.

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

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

	Year Ended		Cumulative Period
			from May 1, 2002
	January 1,	January 2,	(date of inception)
	2006	2005	to January 1, 2006
United States (1)	$208,786	$87,463	$461,218
Australia	-	280	16,180
Asia	36,466	-	49,905
Europe	9,557	2,273	19,030
Canada	-	6,795	6,795
Middle East	-	800	6,745
Total	$254,809	$97,611	$559,873

(1) Includes Mexico and Panama.

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from revenue earned from customers located in the United States, Australia, Asia, Europe, Canada and the Middle East. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the year ended January 1, 2006, two customers accounted for 46% and 15% of revenues, respectively. For the year ended January 2, 2005, three customers accounted for 29%, 18%, and 12% of revenues, respectively.

15.	SUBSEQUENT EVENTS

On February 28, 2006, the Company closed private placement sales of 15,000,025 shares of its restricted commons stock to thirty-three accredited individual and institutional investors for proceeds of $6,000,010, less financing expenses of $480,000 and warrants to purchase 1,500,000 shares of the Company’s common stock at a price of $0.40 per share.

On March 23, 2006, the Company appointed Thomas H. Williams as its Chief Financial Officer, effective March 20, 2006. Mr. Williams has been a director of the Company since its inception in 2002. Mr. Williams’ compensation consists of a salary of $160,000 per annum and an option to purchase 450,000 shares of the Company’s common stock under the Company’s shareholder approved stock option plan, which options are subject to immediate vesting if there is a change of control of the Company and an involuntarily termination of Mr. Williams’ employment within twelve months of such change of control. In addition, Mr. Williams is entitled to the employee benefits available to all Company employees and is eligible for participation in any executive bonus program adopted by the Company’s Board of Directors.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. In connection with its audit of our financial statements for the year ended January 1, 2006, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed within accounts receivable, deferred revenue, inventory and shareholders’ equity that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with the downsizing of the Company.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended January 1, 2006, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Limitations on Effectiveness of Controls and Procedures. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding Procera’s directors, executive officers and certain key employees as of January 1, 2006:

NAME	AGE	POSITION
Douglas J. Glader	62	President, Chief Executive Officer and a Director
Anil Sahai, PhD	45	Executive Vice President and CTO
Jay R. Zerfoss (1)	71	Chief Financial Officer and Secretary
Gary J. Johnson	61	Senior Vice President of Sales and Marketing
Scott McClendon	66	Director
Thomas Saponas	56	Director
Thomas Williams (1)	67	Director

(1) Effective March 20, 2006, Jay Zerfoss resigned as the Company’s Chief Financial Officer. On March 23, 2006, the Company appointed Thomas H. Williams as its Chief financial Officer, effective March 20, 2006.

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

JAY R. ZERFOSS has served as Chief Financial Officer and Secretary since the October 2003 merger. He served as the Chief Financial Officer and Secretary of PNI from May 2002 to October 2003. On March 23, 2006, Mr. Zerfoss resigned his positions as Chief Financial Officer and Secretary and assumed the position of Chief Accounting Officer. Mr. Zerfoss is an accomplished CPA with extensive experience as a Controller, Treasurer, Director of Finance, Vice President of Finance and Administration, and CFO for a variety of organizations. His areas of expertise include start-up high technology manufacturing companies with national and global concerns, rendering board of directors reporting, financial statement preparation, cash management reporting, planning and budgeting, policies and internal controls, attorney, auditor, and banking relationships. Prior to joining PNI, Mr. Zerfoss was Director of Finance at InnoWave Broadband Inc. From January 1998 until November 2001. From November 2001 until May 2002, Mr. Zerfoss was an independent financial consultant.

GARY J. JOHNSON has served as Senior Vice President of Sales & Marketing since October 2004.  Mr. Johnson has more than 25 years experience as an executive in the Silicon Valley high technology industry.  He is a highly respected senior executive, who has held positions as CEO and president, executive vice president of sales and marketing, vice president of operations and numerous other senior management roles. Prior to joing Procera, Mr. Johnson was CEO at Force Field, Inc. From November 1999 until June 2001, he served as president and CEO of Berkeley Software Design, Inc. (BSDi), where he pioneered the Internet server category, built the company with 1000 percent revenue growth, orchestrated the acquisition of two companies leading to the acquisition of BSDi by Wind River Systems Inc. From December 1996 to November 1999, he served as President of Click Software Inc. an enterprise service scheduling software provider, where he developed their presence in North America, developed relationships with numerous OEM and channel partners, grew the customer base with dozens of significant enterprise accounts and positioned the firm to raise over $50 million in its NASDAQ IPO.  Mr. Johnson also held various senior sales management positions at SCO (The Santa Cruz Operation, Inc.) now (Caldera/SCO), Convergent Technologies, now (Unisys), and Tandem Computers, now (Compaq/HP). He was also employed by Fairchild Semiconductor, and Measurex Corporation early in his career. Mr. Johnson holds a Bachelor's Degree in Business Administration from Michigan State University.

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

THOMAS SAPONAS has served as a member of Board of Directors since April 1, 2004. Mr. Saponas served as the Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. (NYSE: A) from August 1999 until he retired in October 2003. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard's Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard. Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C. Mr. Saponas has a BSEE/CS (Electrical Engineering and Computer Science) and an MSEE from the University of Colorado. Mr. Saponas is a director of nGimat, a nanotechnology company, a director of Time Domain, an ultra wideband communications company, and a director of Keithley Instruments (KEI on NYSE), an electronic instruments company. He also serves on the Visiting Committee on Advanced Technology at the National Institute of Standards and Technology. On March 23, 2006, Mr. Saponas filled the vacancy left by Tom Williams as a member of the Company’s Audit Committee.

THOMAS H. WILLIAMS has served as a member of Board of Directors since the October 2003 merger. On March 23, 2006, the Company appointed Thomas H. Williams as its Chief financial Officer, effective March 20, 2006. He is currently a member of the Compensation Committee. He served as a Director of PNI from May 2002 to October 2003. Mr. Williams has 20 years' experience as CFO and General Counsel in start-up and medium-sized venture capital-backed technology companies. Mr. Williams' early years were spent with IBM and Shell Oil Company in engineering and legal positions. In 1971, Mr. Williams joined the management team of Measurex Corp., a process control start-up, responsible for engineering project budgeting and patent matters as the company grew from $4 million to $50 million in revenues. In 1976, Mr. Williams and two partners took over management of Altus Corporation, guided the company through bankruptcy and raised venture capital. From 1984 though 1993, Mr. Williams was CFO and General Counsel for Greyhawk Systems, an innovator in high-resolution electronic imaging, which was sold in 1993. From 1993 to 1997, Mr. Williams was in the private practice of law. In 1997 he was appointed as CFO of IC WORKS, Inc., a venture capital-backed semiconductor company, on an interim basis to guide a financial turnaround. Within six months, the company was brought from near bankruptcy to a cash positive position, which allowed the company to be sold in 1998 for more than $100 million. Since 1999, Mr. Williams has been CFO at Bandwidth9, a company developing tunable lasers for the fiber optics industry. Mr. Williams holds a B.S. degree in electrical engineering, and a law degree from the University of Minnesota and a M.B.A. from the University of California at Berkeley. He is a member of the California, New York (inactive), Federal and Patent bars. On March 23, 2006, Mr. Williams joined the Company’s management team as Chief Financial Officer and Secretary. Early in fiscal 2006, Mr. Williams resigned his position on the Audit Committee but will continue to perform as a Director of the Company.

Procera’s executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors, subject to the terms of any employment agreements with us, until their successors have been duly elected and qualified or until their earlier resignation or removal. There are no family relationships between any directors and executive officers.

BOARD COMMITTEES

Procera currently has two committees of its Board of Directors: the Audit Committee and the Compensation Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. There are currently two members of the Audit Committee, Mr. McClendon and Mr. Saponas.

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

Audit Committee Financial Expert

Procera’s Board of Directors has determined that it does not have an audit committee financial expert serving on its audit committee. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires Procera’s officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. Based solely on the copies of such forms received by Procera, Procera believes that during the year ended January 1, 2006, Messrs Magnus Hansen, Scott McClendon and Thomas Saponas did not timely file certain Form 4’s.

Code of Ethics

Procera does not have a code of ethics. The Board of Directors has decided to postpone the adoption of a code of ethics until the Company is able to develop a greater infrastructure. Once Procera has adopted a code of ethics a copy may be obtained by sending a written request to the Company.

DIRECTORS' COMPENSATION

Directors who are also Procera’s employees receive no additional compensation for serving on the Board. Procera reimburses non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors. Procera’s Directors who are also employees may participate in other incentive plans described under "Item 10. Executive Compensation."

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of the individuals who served, during the year ended January 1, 2006, as Procera’s Chief Executive Officer and the next five mostly highly compensated executive officers of the Company (collectively the "NAMED EXECUTIVE OFFICERS") whose total salary and bonus was in excess of $100,000 per annum. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARS or any other compensation paid to executive officers.

			ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR		SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)

Douglas J. Glader,	2005		$245,000	0	0
CEO	2004	(1)	$332,264	0	0
	2003		$222,203	0	0

Anil Sahai	2005		$180,000	0	0
Executive V.P. & CTO	2004		$143,308	0	0
	2003		0	0	0

Jay Zerfoss,	2005		$140,000	0	0
V.P. of Finance and CFO	2004		$140,000	0	0
	2003		$94,746	0	0

Gary Johnson	2005		$120,000	0	0
Sr. V.P. of Sales and Marketing	2004		$25,385	0	0
	2003		0	0	0

(1) Mr. Glader's employment letter provides that he will receive his then current base salary for an additional 18 months in the event that he is terminated without cause. There are no other severance provisions.

Option/SAR Grants in Last Fiscal Year

There were no option or stock appreciation rights granted to the Named Executive Officer during the year ended January 1, 2006.

Option Exercises and Year-End Option Values

No options were exercised by the Named Executive Officer during the year ended January 1, 2006.

Employment Agreements; Termination of Employment and Change of Control Arrangements

In September 2003, Procera entered into an offer letter with Mr. Douglas Gladder employing him as its Chief Executive Officer for a minimum term of one year. The agreement provides for a base salary of $245,000 per year. In addition, Procera granted to Mr. Glader the right to purchase 4,000,000 shares of our common stock at a price of $0.001 per share. In addition, Mr. Glader is entitled to the employee benefits available to all Company employees and is eligible for participation in any executive bonus program adopted by the Company’s board of directors. Mr. Gladder's offer letter provides that he will receive his then current base salary for an additional 18 months in the event that he is terminated without cause. There are no other severance provisions.

In May 2002, Procera entered into an offer letter with Mr. Jay R. Zerfoss employing him as its Vice-President—Finance and CFO on an at-will basis. The agreement provides for a base salary of $140,000 per year. In addition, Procera granted to Mr.Zerfoss the right to purchase 600,000 shares of our common stock at a price of $0.001 per share. In addition, Mr. Zerfoss is entitled to the employee benefits available to all Company employees. There are no severance provisions.

In March 2004, Procera entered into an offer letter with Mr. Anil Sahai employing him as its Executive Vice-President and Chief Technical Officer (CTO) on at-will basis. The agreement , as amended, provides for a base salary of $180,000 per year. In addition, Procera granted to Mr. Sahai an incentive stock option to purchase 2,300,000 shares of its common stock at a price of $1.50 per share. In addition, Mr. Sahai is entitled to the employee benefits available to all Company employees and is eligible for participation in any executive bonus program adopted by the Company’s board of directors. There are no severance provisions.

In October 2004, Procera entered into an offer letter with Mr. Gary J. Johnson employing him as its Sr. Vice-President of Sales and Marketing on at-will basis. The agreement provides for a base salary of $120,000 per year and an incentive to earn an additional $80,000 annually in commissions based on performance. In addition, Procera granted to Mr. Johnson an incentive stock option to purchase 500,000 shares of our common stock at a price of $0.92 per share. In addition, Mr. Johnson is entitled to the employee benefits available to all Company employees and is eligible for participation in any executive bonus program adopted by the Company’s board of directors. There are no severance provisions.

STOCK OPTION PLAN

In August 2003 and October 2004 Procera’s board of directors and stockholders adopted the 2003 Stock Option Plan and 2004 Stock Option Plan, respectively (collectively referred to as the "Plan"). The number of shares available for options under the 2003 Plan and 2004 Plan, as amended, is 2,500,000 and 5,000,000, respectively. The following description of our Plan is a summary and qualified in its entirety by the text of the Plan. The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The Plan authorizes the grant of options to purchase shares of Procera’s common stock to employees, directors and consultants. Under the Plan, Procera may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to Procera employees.

The number of shares available for options under the Plan is 7,500,000. As of January 1, 2006, 3,583,030 were shares were available for future grants. The options under the Plan vest over varying lengths of time pursuant to various option agreements that Procera has entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years. If the grant is to a stockholder holding more than 10% of our voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between us and the respective option holders. Awards under the Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

Optionees have no rights as stockholders with respect to shares subject to option prior to the issuance of shares pursuant to the exercise thereof. An option becomes exercisable at such time and for such amounts as determined by the board of directors. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the board of directors on the date the option is granted. The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefor to give effect to any stock dividend, stock split, stock combination or other reorganization.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 30, 2006 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares, (ii) each of our Directors, (iii) the Named Executive Officers and (iv) all current Directors and executive officers as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED	PERCENT OF CLASS BENEFICIALLY OWNED
Douglas Glader (1)	4,148,970	9.0%

Linden Growth Partners	3,252,959	7.1%

Anil Sahai (2)	1,858,790	4.0%

Jay Zerfoss	610,818	1.3%

Gary Johnson (3)	237,223	*

Thomas Williams (4)	132,000	*

Scott McClendon (5)	44,000	*

Thomas Saponas (6)	44,000	*

All officers and directors as a group (seven persons)	7,075,801	15.4%

* Indicates less than 1%
(1) Shares beneficially owned by Douglas Glader include 11,000 shares owned by Scott Glader, the son of Douglas Glader and 11,000 shares owned by Christine Glader, the daughter-in-law of Douglas Glader.
(2) Shares beneficially owned by Anil Sahai include options to purchase 1,790,000 shares of Procera's common stock at $1.50 per share that are exercisable in whole or in part within 60 days of March 30, 2006, 20,790 shares issued in Procera's acquisition of EZ2, and 48,000 shares issued to Ezyte, Inc., which is 100% owned by Anil Sahai.
(3) Shares beneficially owned by Gary Johnson include options to purchase 222,223 shares of Procera's common stock at $0.92 per share and warrants to purchase 15,000 shares of Procera’s common stock at $2.05 per share that are exercisable in whole or in part within 60 days of March 30, 2006.
(4) Shares beneficially owned by Thomas H. Williams include options to purchase 16,000 shares of Procera's common stock at $3.35 per share and options to purchase 16,000 shares of Procera’s common stock at $1.67 per share that are exercisable in whole or in part within 60 days of March 30, 2006.
(5) Shares beneficially owned by Scott McClendon include options to purchase 28,000 shares of Procera's common stock at $3.35 per share and options to purchase 16,000 shares of Procera’s common stock at $1.67 per share that are exercisable in whole or in part within 60 days of March 30, 2006.
(6) Shares beneficially owned by Thomas Saponas include options to purchase 28,000 shares of Procera's common stock at $1.70 per share and options to purchase 16,000 shares of Procera’s common stock at $1.67 per share that are exercisable in whole or in part within 60 days of March 30, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of March 30, 2006 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Procera Networks, Inc., 100 Cooper Court, Los Gatos, California 95032. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 45,965,342 shares of our common stock outstanding as of March 30, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cagan McAfee Capital Partners ("CMCP") received rights to purchase 2,000,000 shares of Procera’s common stock for its services as a finder in the December 2003 private placement. Eric McAfee, as an owner of CMCP, purchased 665,000 shares at $0.001 per share in August 2003.

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
4.1* Form of Subsc ription Agreement for February 28, 2006 offering included as Exhibit 10.1 to our current report on form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.2* Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.2 to our current report on Form 8-K filed on March 1, 2006 and incorporated herein by reference.
10.1* 2003 Stock Option Plan
10.2* Sublease Agreement
10.3* Employee Offer Letter for Douglas J. Glader
10.4* 2004 Stock Option Plan
10.5* Employee Offer Letter for Thomas H. Williams
10.6 Employee Offer Letter for Jay Zerfoss
10.7 Employee Offer Letter for Anil Sahai
10.8 Employee Offer Letter for Gary Johnson
23.1 Consent of Independent Registered Public Accounting Firm
31.1 Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2 Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1 Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2 Written Statement of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Previously filed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by Procera’s principal accountants with respect to the Company’s last two fiscal years:

	2005	2004
Audit fees	$71,500	$70,380
Audit-related fees	49,839	40,965
Tax fees	-	-
All other fees	-	-

Total	$121,339	$111,345

All of the professional services rendered by Procera’s principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in its Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by the Audit Committee.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Procera Networks, Inc.

/s/ Douglas J. Glader
Douglas J. Glader
President and CEO/Director
March 31, 2006

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Douglas J. Glader	President, Chief Executive Officer and Director	March 31, 2006
Douglas J. Glader

/s/ Jay R. Zerfoss	Chief Accounting Officer	March 31, 2006
Jay Zerfoss

/s/ Thomas Saponas	Director	March 31, 2006
Thomas Saponas

/s/ Thomas Williams	Director	March 31, 2006
Thomas Williams

/s/ Scott McClendon	Director	March 31, 2006
Scott McClendon

EXHIBIT INDEX

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
4.1* Form of Subsc ription Agreement for February 28, 2006 offering included as Exhibit 10.1 to our current report on form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.2* Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.2 to our current report on Form 8-K filed on March 1, 2006 and incorporated herein by reference.
10.1* 2003 Stock Option Plan
10.2* Sublease Agreement
10.3* Employee Offer Letter for Douglas J. Glader
10.4* 2004 Stock Option Plan
10.5* Employee Offer Letter for Thomas H. Williams
10.6 Employee Offer Letter for Jay Zerfoss
10.7 Employee Offer Letter for Anil Sahai
10.8 Employee Offer Letter for Gary Johnson
23.1 Consent of Independent Registered Purblic Accounting Firm
31.1 Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2 Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1 Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2 Written Statement of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Previously filed.