Form 10QSB
period 2006-04-02
PROCERA NETWORKS INC
filed 2006-05-22
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 30, 2006 there were 46,790,342 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format: Yes ☐  No ☒

PROCERA NETWORKS

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of April 2, 2006	3

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three Month Period Ended April 2, 2006 and April 3, 2005 and the Period from May 1, 2002 (Inception) through April 2, 2006	4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Three Month Period Ended April 2, 2006 and April 3, 2005, and the Period from May 1, 2002 (Inception) through April 2, 2006	5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

ITEM 3. CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22

SIGNATURES	23

EXHIBITS	24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEET
As of April 2, 2006

(unaudited)

Current assets:
Cash and cash equivalents	$3,651,666
Accounts receivable, net	27,736
Inventories, net	128,888
Prepaid expenses and other current assets	69,331
Total current assets	3,877,621

Property and equipment, net	30,544
Other assets	95,919
Total assets	$4,004,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,932
Deferred revenue	10,241
Accrued liabilities	241,864
Total current liabilities	328,037
Long-term liabilities:
Deferred rent	20,904
Commitments and contingencies	-
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; none issued and outstanding at April 2, 2006	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 45,965,342 shares issued and outstanding at April 2, 2006	45,965
Subscription receivable	(100,000)
Common stock subscribed	122,375
Additional paid-in-capital	23,146,922
Deficit accumulated during the development stage	(19,560,119)
Total stockholders' equity	3,655,143
Total liabilities and stockholders' equity	$4,004,084

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			Cumulative
			Period from
			May 1, 2002
	Tlhree Months Ended		(date of inception)
	April 2,	April 3,	to
	2006	2005	April 2, 2006

Sales	$22,332	$135,614	$582,205
Cost of sales	61,861	94,984	681,790
Gross margin	(39,529)	40,630	(99,585)

Operating expenses:
Engineering (a)	714,564	548,458	7,407,016
Sales and marketing (b)	454,840	381,985	3,773,828
General and administrative (c)	495,112	885,936	7,851,039
Total operating expenses	1,664,516	1,816,379	19,031,883

Loss from operations	(1,704,045)	(1,775,749)	(19,131,468)

Interest and other income	259	4,066	30,721
Interest and other expense	(2,977)	-	(459,372)
Net loss	$(1,706,763)	$(1,771,683)	$(19,560,119)

Net loss per share - basic and diluted	$ (0.05)	$(0.06)

Shares used in computing net loss per share-basic and diluted	36,461,326	29,402,904

(a)	Includes stock compensation expense in the amount of $209,805.
(b)	Includes stock compensation expenses in the amount of $43,606.
(c)	Includes stock compensation expenses in the amount of $12,213.

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
			Period from
			May 1, 2002
			(Date of Inception)
	April 2,	April 3,	to
	2006	2005	April 2, 2006
Cash flows from operating activities:
Net loss	$(1,706,763)	$(1,771,683)	$(19,560,119)
Adjustments to reconcile net loss to net cash used in opertaion activities:
Gain on disposal of property and equipment	-	-	(11,796)
Common stock issued for service rendered	-	-	125,474
Common stock subscribed for service rendered	99,458		122,375
Accrued interest on convertible notes payable	-	-	264,751
Stock based compensation	265,624	108,987	1,848,314
Fair value of warrants issued to non-employee	14,382	413,922	1,456,691
Common stock subscriptions issued in connetion with convertible notes payable	-	-	29,277
Depreciation	6,747	7,477	124,249
Amortization of intangibles	-	-	178,350
Changes in assets and liabilities:
Accounts receivable, net	(19,003)	(93,041)	(27,736)
Inventories, net	10,928	(85,950)	120,315
Prepaid expenses and other assets	91,610	56,338	(165,250)
Accounts payable	(215,102)	73,030	75,932
Accrued liabilities and deferred revenue	(42,514)	(189,517)	5,509
Net cash used in operating activities	(1,494,633)	(1,480,437)	(15,413,664)

Cash flows from investing activities:
Purchase of property and equipment	-	(14,673)	(107,200)
Proceeds from sale of property and equipment	-	-	15,000
Change in restricted cash	-	(200,000)	-
Net cash used in investing activities	-	(214,673)	(92,200)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,001,468	-	10,473,170
Proceeds from common stock subscription, net		-	5,612,375
Proceeds from exercise of warrants, net	-	102,500	1,086,985
Proceeds from convertible notes payable	-	-	1,855,000
Payments on notes payable-related party	(110,000)		(110,000)
Proceeds from notes payable-related party	-	-	240,000
Net cash provided by financing activities	3,891,468	102,500	19,157,530

Net increase in cash and cash equivalents	2,396,835	(1,592,610)	3,651,666

Cash and cash equivalents, beginning of period	1,254,831	4,147,930	-

Cash and cash equivalents, end of period	$3,651,666	$2,555,320	$3,651,666

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

April 2, 2006

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (“Procera” or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three-month periods ended April 2, 2006 and April 3, 2005, respectively, are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended January 1, 2006.

The Company's quarterly reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The first quarters of fiscal 2006 and 2005 ended on April 2, 2006 and April 3, 2005, respectively.

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

The Company has experienced net losses since its inception and had an accumulated deficit of ($19,496,128) at April 2, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 2 - STOCK BASED COMPENSATION

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Prior to the Adoption of SFAS No. 123 ( R)

Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” The Company recorded employee stock-based compensation for the three months ended April 3, 2005 for options granted to employees with a market value of the underlying common stock greater than exercise price on the date of grant.

The pro-forma information for the three months ended April 3, 2005 and from May 1, 2002 (date of inception) to April 3, 2005 was as follows:

	Three Months Ended April 3, 2005	From May 1, 2002 (Date of Inception) To April 3, 2005
Net loss as reported	$(1,771,683)	$(12,886,124)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	108,987	1,262,290
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(342,618)	(1,397,160)
Pro forma net loss	$(2,005,314)	$(13,020,994)

Earnings per share basic and
Diluted:
As reported	$(0.06)
Pro forma	$(0.07)

Impact of the Adoption of SFAS No. 123 (R)

The Company elected to adopt the modified-prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months ended April 2, 2006 was as follows:

From Three Months Ended April 2, 2006

Stock-based compensation expense From employee stock options	$265,624
Tax effect on stock-based compensation	-
Net effect on net loss	$265,624

Effect on basic and diluted net loss per share	$(0.01)

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of April 2, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3,469,244, net of estimated forefeitures, and will be recognized over an estimated weighted average amortization period of $1.78 years.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Three Months Ended April 2, 2006
Risk-free interest rate	4.64 - 4.72%
Expected life of option	4.0 years
Expected dividends	0%
Volatility	105%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the contribution of historical volatility of the Company’s common stock, the downward trend in volatility over the last four years, the expected flattening of future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the 3-year daily constant maturity rate as of the grant dates as published by the Federal Reserve Bank of Saint Louis and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of three years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2006	3,583,030	3,916,970	$1.38
Authorized	-	-	-
Granted	(1,245,000)	1,245,000	$0.73
Exercised	-	-	-
Cancelled	80,970	(80,970)	$1.83

Balance at April 2, 2006	2,419,0000	5,081,000	$1.21	8.74	$42,000

Options vested and expected to vest at April 2, 2006		4,500,737	$1.24	8.67	$32,747
Options vested and exercisable		2,447,252	$1.48	8.15	-
-

The weighted average grant date fair value of options granted during the three months ended April 2, 2006 and April 3, 2005 were $0.54 and $1.47, respectively. The total fair value of shares vested during the three months ended April 2, 2006 was $333,652.

The options outstanding and exercisable at April 2, 2006 were in the following exercise price ranges:

	Options Outstanding At April 2, 2006			Options Vested and Exercisable at April 2, 2006
	Weighted Average Remaining Number Outstanding	Weighted Weighted Average Contractual Life (in years)	Average Remaining Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Exercise Price
$0.45 - $1.00	2,335,000	9.49	$0.7724	346,811	8.6750	$0.8990
$1.01 - $2.00	2,626,000	7.94	$1.5319	2,008,080	8.0698	$1.5211
$2.01 - $3.00	60,000	8.38	$2.1667	32,361	8.2556	$2.1281
$3.01 - $4.00	60,000	7.92	$3.3500	60,000	7.9167	$3.3500

$0.45 - $4.00	5,081,000	8.66	$1.2118	2,447,252	8.1542	$1.4858

Our closing stock price on the last trading day of the three months which ended April 2, 2006 was $0.70 per share. Because we had no vested and exercisable options with an exercise price less than $0.70 per share as of April 2, 2006, we have no intrinsic value for options vested and exercisable as of that date.

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

	Three Months Ended
	April 2,	April 3,
	2006	2005

Numerator - Basic and diluted	$(1,706,763)	$(1,771,683)

Denominator - basic and diluted
Weighted average common shares outstanding	36,461,326	29,402,904

Weighted average unvested common shares subject to repurchase	-	-

Total	36,461,326	29,402,904

Net loss per share - basic and diluted	$(0.05)	$(0.06)

Antidilutive securities:
Common stock subject to repurchase	-	-
Options	5,081,000	3,748,000
Warrants	8,713,178	8,960,848
Rights to purchase common stock	150,000	325,000
Common stock subscriptions	183,332	-

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at April 2, 2006:

April 2,
2006

Trade accounts receivable	$28,382
Less: Allowance for sales return	(646)
Accounts receivable, net	$27,736

NOTE 5 - INVENTORIES, NET

Inventories consist of the following at April 2, 2006:

April 2,
2006

Work-in-progress	$14,418
Finished goods	191,648
Less: Inventory reserve for obsolescence	(77,178)

Inventories, net	$128,888

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of the following at April 2, 2006:

April 2,
2006

Prepaid insurance	$16,837
Prepaid software licenses	37,057
Prepaid maintenance	13,967
Other prepaid expenses	1,470

Total prepaid expenses	$69,331

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at April 2, 2006:

April 2,
2006

Accrued paid time off expenses	$99,876
Accrued expenses	44,968
Salaries and wages payable	79,991
Contingent warranty liability	14,237
Sales and use taxes payable	2,792

Total accrued liabilities	$241,864

NOTE 8 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. Due to the low volume of sales achieved during the period, no change has been made in the Company’s warranty accrual for the three months ended April 2, 2006.

Warranty accrual, January 1, 2006	$14,237
Charged to cost of sales	-
Actual warranty expenditures	-

Warranty accrual, April 2, 2006	$14,237

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

In February 2006, the Company completed a private placement of 15,000,025 shares of the Company’s common stock at $0.40 per share. The Company received net proceeds of $5,520,010 after deducting financing expenses of $480,000 and issuing warrants to purchase 1,500,000 shares of common stock at a price of $0.40 per share as compensation to placement agents. The warrants are exercisable immediately and expire thirty-six (36) months following the date on which the registration statement for the shares is declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $712,828 and has been recorded as additional issuance costs of the transaction.

NOTE 10 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

			From
	Three Months Ended		May 1, 2002
			(date of
	April 2,	April 3,	inception) to
	2006	2005	April 2, 2006

United States	$11,698	$10,998	$336,094
Latin America	10,634	124,616	147,456
Australia	-	-	16,180
Asia	-	-	49,905
Europe	-	-	19,030
Canada	-	-	6,795
Middle East	-	-	6,745

Total	$22,332	$135,614	$582,205

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable are derived from billings to customers located in the United States, Latin America, Canada, Europe, Australia, the Middle East and Asia. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended April 2, 2006, two customers accounted for 52.4% and 47.6% of revenues, respectively. For the three months ended April 3, 2005, one customer accounted for 83.5%, of revenues. For the period from May 1, 2002 (date of inception) to April 2, 2006, two customers accounted for 22.0% and 16.3% of revenues, respectively.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) No. 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123 (R)-3). FSP 123 (R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS 123 (R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123 (R) by the Company for determination of the one-time election for purposes of transition. The Company is evaluating the alternative methods.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, the Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

NOTE 12 - SUBSEQUENT EVENTS

On May 10, 2006, the Company entered into a non-binding letter of intent to merge with Netintact, AB (“Netintact”). Netintact is a five-year-old Swedish corporation with headquarters in Varberg Sweden. Netintact has developed a suite of advanced network management software products that it sells primarily to Internet Service Providers (“ISP”) and universities. The Netintact products perform flow based network traffic management which includes real-time traffic Surveillance, filtering (Firewall), bandwidth management (Traffic Shaping), traffic analyzing (Statistics) and Service Management. The core of the Netintact products is a port-independent Layer 4-7 application identification engine DRDL which looks at traffic flows and can identify nearly all known applications running through a network. The Service Management feature offers a network administrator the ability to control their traffic through policies based on the identified traffic. Netintact has revenue traction and is cash flow positive. Its customer base is primarily in Sweden; however, it has significant sales in other Scandinavian countries, the United Kingdom, South America, Australia, and South Korea and is anticipating significant revenue from Southern Europe later this year. One very notable reference account is Cambridge University in the United Kingdom.

Procera is a global provider of networking infrastructure equipment. Our family of intelligent network appliances enables businesses to reduce total costs associated with networking, security and compliance. With our appliances, an enterprise can improve the efficiency of mission-critical applications (QoS), control how and what data is transported through the network, and determine which employees or workgroups can access data or specific applications. Our new OptimANA Convergence Platform Series enables systems developers to integrate wire-speed, application-oriented intelligence to extend the market reach of their existing server-based software, security gateways and network appliances.

Procera and Netintact worked closely together as strategic partners for much of 2005 to deliver to a Japanese integrator a specific solution that blocks invasive peer-to-peer applications prevalent in Japan. This joint solution marries the best of Procera’s wire-speed smart switching technology with a sub-set of Netintact’s PacketLogic solution called DRDL (Datastream Recognition Definition Language), reported to be one of the leading and most accurate port-independent application identification engines available. This solution has been tested by an independent Japanese lab and accepted by the Japanese integrator.

There is a strong synergistic fit between the products that Netintact is currently delivering to customers and the technology and capabilities that Procera possesses. Based on this synergy, the combined companies expect to develop a family of products that tightly integrates the software functionality of the Netintact product line with wire speed performance made possible by creative hardware technology from Procera.

The combined companies will have a staff of approximately 40 persons located primarily in Silicon Valley and Sweden. The human resources of the two companies fit exceptionally well together. The two staffs have worked together for nearly one year. Finally, we believe that this merger will enhance the merged companies near term revenue and will enable the development and delivery of next generation products that would be difficult to accomplish if the two companies remained independent.

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

OVERVIEW

Subsequent Events

On May 10, 2006, we entered into a non-binding letter of intent to merge with Netintact, AB (“Netintact”). It is anticipated that a successful completion of this transaction will have positive impact on our business.

For more details on this proposed merger, please see note 12: Subsequent Events on page 11 of this Form 10-QSB.

Corporate History

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("we") develop intelligent network appliances that provide a non-intrusive, wire-speed overlay to protect, control and optimize internal IP-based networks. Procera’s OptimIP™ family of network appliances enables businesses of every size and type to regain control over their internal network.

We were formed as a result of a merger and plan of reorganization (the "Merger") between Zowcom, Inc. ("Zowcom"), a Nevada corporation incorporated on July 11, 2001, and Procera Networks, Inc. ("PNI"), a Delaware corporation incorporated on May 1, 2002. On October 16, 2003, PNI merged into Zowcom in a stock-for-stock transaction. As a result of the Merger, Zowcom continued as the surviving corporation, assumed the operations and business plan of PNI, the stockholders of PNI became stockholders of Zowcom, and Zowcom changed its name to Procera Networks, Inc. (trading symbol OTC: BB: PRNW.OB). You should read this discussion in conjunction with the selected historical financial information and the financial statements and related notes included elsewhere in this report.

Relationship of Reported financial Information to Corporate Organization

Financial information for the period from May 1, 2002 (date of inception) to December 31, 2002 is the historical financial information of PNI. Financial information for the year ended December 28, 2003 is the historical financial information of PNI and Zowcom combined. Financial information for the three months ended April 2, 2006 and April 3, 2005, respectively, is our historical financial information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005.

Revenues

From May 1, 2002, the date of our inception, through April 2, 2006, we have operated as a development stage company, devoting substantially all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place.

Net revenues reported for the three months ended April 2, 2006 is $22,332, compared to $135,614 for the three months ending April 3, 2005.

Cost of Sales

Cost of sales of $61,861 and $94,984 for the three months ended April 2, 2006 and April 3, 2005, respectively, include: (a) the direct cost of materials for products sold; (b) inventory adjustments; and (c) warranty costs. In addition to these cost elements, cost of sales for the three months ended April 2, 2006 also included $18,536 of applied labor and manufacturing overhead costs. No applied labor and manufacturing overhead costs were included in cost of sales for the three months ended April 3, 2005. Cost of sales for the three months ended April 2, 2006 also included an inventory adjustment of $34,595 relating to the book-to-physical inventory adjustment.

During the three months ended April 2, 2006, 11.25% of fixed and variable manufacturing overhead costs were applied to cost of sales and no such costs were applied to cost of sales for the three months ended April 3, 2005. The majority of fixed and variable manufacturing overhead costs, amounting to approximately $146,000 and approximately $83,000, were expensed and reported as engineering operating expenses for the three months ended April 2, 2006 and April 3, 2005, respectively. If volume sales are achieved, reported cost of sales will include the majority of fixed and variable manufacturing overheads, in addition to applied labor, direct material, and the other cost categories listed above. Inventory adjustments are not expected to occur on a regular basis.

Gross Margin

For the three months ended April 2, 2006 and April 3, 2005 we reported negative gross margin of $(39,529) and gross margin of $40,630, respectively. The negative gross margin reported for the three months ended April 2, 2006 is mainly due to: (i) our reporting applied labor and manufacturing overheads as cost of sales in the amount of $18,536; and (ii) a non-recurring charge of $34,595 for an inventory adjustment relating to the book-to-physical inventory adjustment.

Excluding the extraordinary charge for inventory adjustment and the application of labor and overhead, a gross margin of 61% and 32%, was realized from net revenues for the three months ended April 2, 2006 and April 3, 2005, respectively. The reported margins are not considered to be representative of gross margins to be realized from reasonably larger sales volumes of our products.

	Three Months Ended
	April 2,	April 3,
	2006	2005
Revenues	$22,332	$135,614

Cost of sales
Direct material cost	8,730	91,830
Applied labor and manufacturing overheads	18,536	-
Software License Royalty	-	-
Inventory adjustments	34,595	3,154
Total cost of sales	61,861	94,984

Gross Margin	$(39,529)	$40,630

Gross margin (gross loss)	(177)%	30%
Gross margin - excluding applied overhead and inventory adjustment	61%	32%

Operating Expenses

Engineering:

Engineering expenses increased by $167,000 from approximately $548,000 for the three months ended April 3, 2005 to approximately $715,000 for the three months ended April 2, 2006. The increase in engineering expenses is due primarily to a charge during the three months ended April 2, 2006 for stock-based compensation of approximately $210,000 related primarily to the issuance of employee stock options during 2005; offset by: (i) a net reduction in personnel expenses of approximately $27,000 due to a reduction in headcount of 4 employees, offset by the reclassification of the CTO’s salary from G&A expenses; (ii) a reduction in equipment rental expense of approximately $6,000; (iii) a reduction in expendable tools and equipment of approximately $7,000; and (iv) a reduction software license expenses of approximately $3,000.

Sales and Marketing:

Sales and marketing expenses increased by $73,000 from approximately $382,000 for the three months ended April 3, 2005 to approximately $455,000 for the three months ended April 2, 2006. The increase in sales and marketing expenses is due primarily to: (i) an increase during the three months ended April 2, 2006 in charges for stock-based compensation of approximately $36,000 related primarily to the issuance of employee stock options during 2005;  (ii) an increase in expenses for outside sales contractors of approximately $21,000; and (iii) a marketing bonus of $16,000.

General and Administrative:

General and administrative expenses decreased by $391,000 from approximately $886,000 for the three months ended April 3, 2005 to approximately $495,000 for the three months ended April 2, 2006. The decrease in general and administrative expenses is due primarily to:(i) reclassification of stock based compensation and salaries and benefits for CTO to engineering expenses of approximately $122,000; (ii) a reduction in investor relations expenses of approximately $279,000; (iii) a reduction of bad debt expense of approximately $17,000; offset by an increase in rent and facilities expenses of approximately $27,000.

	Three Months Ended
	April 2,	April 3,
	2006	2005

Operating expenses
Engineering	$714,564	$548,458
Sales and marketing	454,840	381,985
General and administrative	495,112	885,936

Total operating expenses	1,664,516	1,816,379

Interest and Other Income

We earned interest income on funds maintained in an interest-bearing money market account. For the three months ended April 2, 2006 and April 3, 2005, we recorded interest and other income of $259 and $4,066, respectively.

Interest and Other Expense

For the three-month period ended April 3, 2005, we did not incur any interest and other expense. We had no long-term or interest-bearing debt outstanding as of April 3, 2005.

For the three-month period ended April 2, 2006, we incurred $2,977 of interest expense.  A short-term note payable in the amount of $110,000 was paid in its entirety during the three-month period ended April 2, 2006. We had no long-term or interest-bearing debt outstanding as of April 2, 2006.

Net Loss

As a result of the foregoing factors, we incurred a net loss of $1,706,763 for the three months ended April 2, 2006, compared to a net loss of $1,771,683 for the three months ended April 3, 2005. Our net loss per share was $0.05 for the three months ended April 2, 2006 and $0.06 for the three months ended April 3, 2005. During the continuing development phase, we have had sustained operating losses and expect such losses to continue through 2006.

Liquidity and Capital Resources

On April 2, 2006, we had cash on hand of approximately $3,652,000. We project that this amount of cash will be sufficient to support our operations through December 2006, without relying on incoming revenues from sales to customers or additional sales of our securities. We will need additional funds from financing in order to sustain our operations after December 2006 and beyond. In the event we do not receive financing before the end of December, we may be unable to fund operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB Staff Position (FSP) 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123(R) by us for determination of the one-time election for purposes of transition. We are evaluating the alternative methods.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, the Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

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

Revenue

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

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and records the amount as a cost of sales. Our standard warranty period extends 12 months from the date of sale, and its estimate of the amount necessary to settle warranty claims is based primarily on our past experience with repair costs related to warranty claims. Although we believes our estimate is adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimate. If actual warranty costs are greater than initially estimated, our cost of sales could increase in the future. We also provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on actual historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by us to calculate estimated sales returns do not reasonably approximate future returns, revenue in future periods could be affected. For accounting arrangements that have multiple revenue generating activities, we recognized revenue from product shipments at the time of shipment under the terms of SAB 104.

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

Warranty Reserve

We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that it will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and updates the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, we would negatively affect operating results.

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

We were formed as a result of a merger of two separate companies, Procera Networks, Inc., a Delaware corporation ("PNI") and Zowcom, Inc., a Nevada corporation ("Zowcom"), in October 2003, and to date have only two fiscal years of combined operations. In addition, both Zowcom and PNI had only a limited operating history prior to the merger. Therefore, we have a limited operating history upon which you can evaluate our business and prospects, and it has yet to develop sufficient experience regarding actual revenues to be received from our combined operations.

We have only recently launched many of the products and services described herein and therefore we are a start-up company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE.

For the three months ended April 2, 2006 we had losses from operations of $1,706,763. From May 1, 2002, the date of our inception, through April 2, 2006 we had net losses from operation of $19,560,119. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, our plans are to invest heavily in marketing and promotion, to hire additional employees, and to enhance our network content and management technologies. Our management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

WE MAY NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds, following the closing of our financing transaction on February 28, 2006 (the “February Placement”), will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through December 2006. Thereafter, wet will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of December 2006. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability could have a material adverse effect on our business, results of operations and financial condition.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 100,000,000 shares of common stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At April 30, 2006, there were 46,790,342 shares of common stock outstanding, common stock subscriptions for 183,332 shares, warrants to purchase 8,713,178 shares of common stock, stock options to purchase 5,081,000 shares of common stock, and rights to purchase 150,000 shares of common stock.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently expanded our sales force, and we are actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. We currently have a small indirect channel partner and end-user service and support organization and will need to increase our staff to support new indirect channel partners and end users and the expanding needs of existing indirect channel partners and end users. Additionally, we rely on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for our products. Competition for qualified personnel in the networking industry, including systems engineers, sales and service and support personnel, is intense, and we may not be successful in attracting and retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. Our business will suffer if it encounters delays in hiring these additional personnel.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Douglas J. Glader, our Chief Executive Officer, Anil Sahai, our Chief Technical Officer, and Gary J. Johnson, our Senior Vice President of Sales and Marketing. The loss of the services of any of our executive officers or key employees could materially and adversely affect our business. Additionally, we believe it will need to attract, retain and motivate talented management and other highly skilled employees to be successful. It may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We do not have employment contracts with any of our personnel. We currently do not have key person insurance in place. If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take his place. There is no assurance that we would be able to find such an employee. If we fail to find one or find one timely, our product development may slow down or stop. We could fail to implement our strategy or lose the sales and marketing momentum.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND HAVE SIGNIFICANTLY GREATER RESOURCES.

We compete in a new, rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by it on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business. We compete with Cisco Systems, Inc., Packeteer, Inc., Foundry Networks, Inc. and Extreme Networks, Inc., as well as other companies which sell products incorporating competing technologies. We also compete with several small private companies that utilize competing technologies to provide bandwidth management. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer enterprises and service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Many of our competitors are substantially larger than us and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than it can. We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the bandwidth management solutions market, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with our's is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

OUR FAMILY OF PRODUCTS IS CURRENTLY OUR ONLY SUITE OF PRODUCTS, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON OUR COMMERCIAL SUCCESS.

All of our current revenues and a significant portion of our future growth depend on the commercial success of our family of products, which are the only products that we currently offer. If we target customers that do not widely adopt, purchase and successfully deploy our switching family of products, our revenues will not grow significantly.

THE MARKET IN WHICH WE COMPETE IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our products and technology.

IF THE BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL FAIL.

The market for bandwidth management solutions is in an early stage of development and our success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of our networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks. The failure of the market to rapidly grow would adversely affect our sales and sales prospects leading to sustained financial losses.

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

INTRODUCTION OF NEW PRODUCTS MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS WHICH COULD HARM OUR OPERATING RESULTS.

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing it to greater risk of product obsolescence.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS.

We have been careful to regulate our growth due to capital requirements. If our customer base and market grow rapidly, we would need to expand to meet this demand. This expansion could place a significant strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

In the future, we may experience difficulties meeting the demand for our products and services. The installation and use of our products requires training. If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations. The failure to meet the challenges presented by rapid customer and market expansion would cause us to miss sales opportunities and otherwise have a negative impact on our sales and profitability.

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of the software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

Our products must successfully interface with products from other vendors. As a result, when problems occur in a computer or communications network, it may be difficult to identify the sources of these problems. The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

WE EXPECT THE AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECREASE, WHICH MAY REDUCE GROSS MARGIN OR REVENUE.

The network equipment industry has traditionally experienced a rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing, technological progress and a slowdown in the economy that has resulted in excess inventory and lower prices as companies attempt to liquidate this inventory. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors. We may experience decreases in future operating results due to the erosion of our average selling prices.

SOME OF OUR CUSTOMERS MAY NOT HAVE THE RESOURCES TO PAY FOR OUR PRODUCTS AS A RESULT OF THE CURRENT ECONOMIC ENVIRONMENT.

With the current economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than originally anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems and, as a result, find it increasingly difficult to obtain financing, if at all. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as forecast, or cancel orders entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

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

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

FAILURE TO SUCCESSFULLY EXPAND OUR SALES AND SUPPORT TEAMS OR EDUCATE THEM ABOUT TECHNOLOGIES AND OUR PRODUCT FAMILIES MAY HARM OUR OPERATING RESULTS.

The sale of our products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. We may not be able to increase net revenue unless we expand our sales and support teams in order to address all of the customer requirements necessary to sell our products.

We cannot assure you that we will be able to successfully integrate our employees into the company or to educate current and future employees in regard to rapidly evolving technologies and our product families. Failure to do so may hurt our revenue growth and operating results.

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

OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our manufacturers' property.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. Currently we have an understanding (letter of intent) with Netintact to purchase all of its capital stock. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF IT DIFFICULT.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

-	actual or anticipated fluctuations in our quarterly operating results;

-	announcements of technological innovations;

-	changes in financial estimates by securities analysts;

-	conditions or trends in the network control and management industry;

-	changes in the market valuations of other such industry related companies; and

-	the acceptance of market makers and institutional investors of us and our stock.

In addition, our stock is currently traded on the NASD O-T-C Market and it is uncertain that we will be able to successfully apply for listing on the American Stock Exchange or the NASDAQ National Market or SmallCap market in the foreseeable future due to the trading price for our Common Stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the National or SmallCap Markets will impair the liquidity for our common stock.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of April 30, 2006, we had 46,790,342 shares of common stock outstanding.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. In connection with its review of our financial statements for the quarter ended April 2, 2006, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed within accounts receivable, deferred revenue, inventory and shareholders' equity that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with our downsizing.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for three month period ended April 2, 2006, fairly presents, in all material respects, our financial condition and results of operations.

To address the material weaknesses, we have retained additional experienced accounting personnel to oversee recent filings and further train our internal accounting personnel.

Limitations on Effectiveness of Controls and Procedures. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 28, 2006, we completed the sale of 15,000,025 shares of our restricted common stock for $0.40 per share for a total of $6,000,010 to thirty-three accredited investors (the “February 2006 Investors”). Chadbourn Securities served as the lead placement agent for the transaction. The February 2006 Investors purchased the shares pursuant to subscription agreements (each a “Subscription Agreement”). In conjunction with the transaction, we issued warrants to Chadbourn Securities and other placement agents to purchase an aggregate of 1,500,000 shares of our common stock at a per share price of $0.40 and paid an aggregate commission of $480,000. The warrants are exercisable, in whole or in part, for three years following the effectiveness of the registration statement. Our Board of Directors accepted the terms for the sale of the shares after pursuing all financing alternatives and based upon advice from our lead placement agent. Each February 2006 Investor completed a subscription agreement and a registration rights agreement. The February 2006 Investors and the placement agents also received registration rights with respect to the shares of common stock issued and to the shares of common stock underlying the warrants, and the filing of our registration statement satisfies our obligations. These issuances were made in reliance on Section 4(2) of the Act and/or Regulation D and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Procera Networks, Inc.,
a Nevada corporation
May 22, 2006
	By:	/s/ Douglas J. Glader
Douglas J. Glader
	Its:	President and Chief Executive Officer

	By:	/s/ Thomas Williams
Thomas Williams
	Its:	Chief Financial Officer

EXHIBIT INDEX

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002