Form 10QSB
period 2006-07-02
PROCERA NETWORKS INC
filed 2006-08-21
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 000-49862

PROCERA NETWORKS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

100C Cooper Court, Los Gatos, California 95032

(Address of principal executive offices)

(408) 354-7200

(Issuer's Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 31, 2006 there were 46,790,342 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes ☐ No ☒

PROCERA NETWORKS

		Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of July 2, 2006		3

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three Month Period Ended July 2, 2006 and July 3, 2005 and the Period from May 1, 2002 (Inception) through July 2, 2006		4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Three Month Period Ended July 2, 2006 and July 3, 2005, and the Period from May 1, 2002 (Inception) through July 2, 2006		5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)		6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

ITEM 3.	CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

SIGNATURES		24

EXHIBIT INDEX		25

CERTIFICATIONS		26

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEET
As of July 2, 2006

(unaudited)

Current assets:
Cash and cash equivalents	$2,354,623
Accounts receivable, net	69,539
Inventories, net	52,039
Prepaid expenses and other current assets	67,900
Total current assets	2,544,101

Property and equipment, net	39,195
Other assets	95,919
Total assets	$2,679,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$123,688
Deferred revenue	11,852
Accrued liabilities	192,465
Total current liabilities	328,005
Long-term liabilities:
Deferred rent	23,291
Commitments and contingencies	-
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; none issued and outstanding at July 2, 2006	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,790,342 shares issued and outstanding at July2, 2006	46,286
Subscription receivable	(352,918)
Common stock subscribed	352,918
Additional paid-in-capital	23,784,364
Deficit accumulated during the development stage	(21,502,731)
Total stockholders' equity	2,327,919
Total liabilities and stockholders' equity	$2,679,215

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended		Cumulative Period from May 1, 2002 (date of inception)
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005	to July 2, 2006

Sales	$54,751	$76,638	$77,083	$212,252	$636,956
Cost of sales	151,249	85,781	213,110	180,765	833,039
Gross margin	(96,498)	(9,143)	(136,027)	31,487	(196,083)

Operating expenses:
Engineering (a)	791,106	662,233	1,505,670	1,210,691	8,198,122
Sales and marketing (b)	459,248	530,058	914,088	912,043	4,233,076
General and administrative(c)	600,226	603,513	1,095,338	1,489,449	8,451,265
Total operating expenses	1,850,580	1,795,804	3,515,096	3,612,183	20,882,463

Loss from operations	(1,947,078)	(1,804,947)	(3,651,123)	(3,580,696)	(21,078,546)

Interest and other income	5,480	4,611	5,738	8,677	36,200
Interest and other expense	(1,014)	-	(3,990)	-	(460,385)
Net loss	$(1,942,612)	$(1,800,336)	$(3,649,375)	$(3,572,019)	$(21,502,731)

Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.12)

Shares used in computing net loss per share-basic and diluted	46,745,012	30,725,907	41,573,067	30,060,666

(a)
Includes stock compensation expenses resulting from the issuance of stock options in the amount of $291,683 and $501,488 for the three months ended July 2, 2006 and the six months ended July 2, 2006, respectively.

(b)
Includes stock compensation expenses resulting from the issuance of stock options in the amount of $62,767 and $106,373 for the three months ended July 2, 2006 and the six months ended July 2, 2006, respectively.

(c)
Includes stock compensation expenses resulting from the issuance of stock options in the amount of $5,300 and $17,513 for the three months ended July  2, 2006 and the six months ended July 2, 2006, respectively. In addition, this expense category includes stock compensation expenses resulting from the issuance of restricted common shares for services provided in the amount of $113,840 and $269,478 for the three months ended July 2, 2006 and the six months ended July 2, 2006, respectively.

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended		Cumulative Period from May 1, 2002 (Date of Inception)
	July 2, 2006	July 3, 2005	to July 2, 2006

Cash flows from operating activities:
Net loss	$(3,649,375)	$(3,572,019)	$(21,502,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	-	-	(11,796)
Common stock issued for service rendered	96,249	-	221,723
Common stock subscribed for service rendered	99,458	-	122,375
Accrued interest on convertible notes payable	-	217,975	264,751
Stock based compensation	625,374	499,249	2,208,064
Fair value of warrants issued to non-employee	73,771	-	1,516,080
Common stock subscriptions issued in connection with convertible notes payable	-	-	29,277

Depreciation	13,079	15,857	130,581
Amortization of intangibles	-	-	178,350
Changes in assets and liabilities:
Accounts receivable, net	(60,806)	(178,481)	(69,539)
Inventories, net	87,777	(76,950)	197,164
Prepaid expenses and other assets	93,041	24,435	(163,819)
Accounts payable	(167,346)	68,785	123,688
Accrued liabilities, deferred revenue and deferred rent	(87,915)	(29,045)	(39,892)
Net cash used in operating activities	(2,876,693)	(3,030,194)	(16,795,724)

Cash flows from investing activities:
Purchase of property and equipment	(14,983)	(19,472)	(122,183)
Proceeds from sale of property and equipment	-	-	15,000
Change in restricted cash	-	(200,000)	-
Net cash used in investing activities	(14,983)	(219,472)	(107,183)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,101,468	-	10,573,170
Proceeds from common stock subscription, net	-	-	5,612,375
Proceeds from exercise of warrants, net	-	1,082,884	1,086,985
Proceeds from convertible notes payable	-	-	1,855,000
Payments on notes payable-related party	(110,000)	-	(110,000)
Proceeds from notes payable-related party	-	-	240,000
Net cash provided by financing activities	3,991,468	1,082,884	19,257,530

Net increase (decrease) in cash and cash equivalents	1,099,792	(2,166,782)	2,354,623

Cash and cash equivalents, beginning of period	1,254,831	4,147,930	-

Cash and cash equivalents, end of period	$2,354,623	$1,981,148	$2,354,623

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

July 2, 2006

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements reflect the results of operations for Procera Networks, Inc., formerly named Zowcom, Inc., (“Procera” or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair representation of the interim periods presented. Operating results for the three-month and six-month periods ended July 2, 2006 and July 3, 2005, respectively, are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Procera Networks, Inc.'s Form 10-KSB for the year ended January 1, 2006.

The Company's quarterly reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The second quarters of fiscal 2006 and 2005 ended on July 2, 2006 and July 3, 2005, respectively.

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

The Company has experienced net losses since its inception and had an accumulated deficit of ($21,502,731) at July 2, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 2 - STOCK BASED COMPENSATION

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” The Company recorded employee stock-based compensation for the six months ended July 2, 2006 for options granted to employees with a market value of the underlying common stock greater than exercise price on the date of grant.

The pro-forma information for the three months and the six months ended July 3, 2005 and from May 1, 2002 (date of inception) to July 3, 2005 was as follows:

	Three Months Ended	Six Months Ended	From May 1, 2002 (Date of Inception)
	July 3, 2005	July 3, 2005	To July 3, 2005

Net loss as reported	$(1,800,336)	$(3,572,019)	$(14,686,460)
Add: Stock-based employee compensation expense included in reported net loss,net of related tax effects	108,987	217,974	1,371,277
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(359,063)	(701,681)	(1,756,223)
Pro forma net loss	$(2,050,412)	$(4,055,726)	$(15,071,406)
Earnings per share basic and
Diluted:
As reported	$(0.06)	$(0.12)
Pro forma	$(0.07)	$(0.13)

Impact of the Adoption of SFAS No. 123 (R)

The Company elected to adopt the modified-prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months and the six months ended July 2, 2006 was as follows:

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006

Stock-based compensation expense from employee stock options	$359,750	$625,374

Tax effect on stock-based compensation	-	-
Net effect on net loss	$359,750	$625,374
Effect on basic and diluted net loss per share	$0.01	$0.02

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of July 2, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $1,651,432, net of estimated forfeitures, and will be recognized over an estimated weighted average amortization period of 1.8 years.

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

6 Months Ended July 2, 2006
Risk-free interest rate	4.64% - 4.72%
Expected life of option	4.0 years
Expected dividends	0%
Volatility	105%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the contribution of historical volatility of the Company’s common stock, the downward trend in volatility over the last four years, the expected flattening of future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the 3-year daily constant maturity rate as of the grant dates as published by the Federal Reserve Bank of St. Louis and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of three or four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.

The following table summarizes activity under the equity incentive plans for the six months ended July 2, 2006:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at January 1, 2006	3,583,030	3,916,970	$1.38
Authorized	-	-	-
Granted	(1,245,000)	1,245,000	$0.71
Exercised	-	-	-
Cancelled	170,970	(170,970)	$(1.24)

Balance at July 2, 2006	2,509,000	4,991,000	$1.22	9.2	$54,000

Options vested and expected to vest at July 2, 2006		3,169,512	$1.37	7.9	$18,853

Options vested and exercisable		2,655,759	$1.46	7.7	$8,940

The weighted average grant date fair value of options granted during the three months ended July 3, 2005 was $1.67. No options were granted during the three months ended July 2, 2006. The total fair value of shares vested during the six months ended July 2, 2006 was $587,403.

The options outstanding and exercisable at July 2, 2006 were in the following exercise price ranges:

	Options Outstanding At July 2, 2006			Options Vested and Exercisable at July 2, 2006
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.45 - $1.00	2,245,000	9.23	$0.76	458,140	8.57	$0.79
$1.01 - $2.00	2,626,000	7.91	$1.53	2,100,948	7.89	$1.52
$2.01 - $3.50	120,000	7.93	$2.82	96,671	7.83	$2.94
	4,991,000	8.70	$1.22	2,655,759	8.00	$1.45

Our closing stock price on the last trading day of the three months which ended July 2, 2006 was $0.72 per share. The intrinsic value for options vested and exercisable as of that date is $8,740.

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

	Three Months Ended			Six Months Ended
	July 2, 2006	July 3, 2005		July 2, 2006	July 3, 2005

Numerator - Basic and diluted	$(1,942,612)	$	(1,800,336)	$(3,649,375)	$(3,572,019)

Denominator - basic and diluted

Weighted average common shares outstanding	46,745,012		30,725,907	41,573,067	30,060,666

Weighted average unvested common shares subject to repurchase			-

Total	46,745,012		30,725,907	41,573,067	30,060,666

Net loss per share - basic and diluted	$(0.04)		$(0.06)	$(0.09)	$(0.12)

Antidilutive securities:
Common stock subject to repurchase	-		-
Options	4,991,000		3,786,000
Warrants	7,319,240		7,721,910
Rights to purchase common stock	150,000		325,000
Common stock subscriptions	504,169		-

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at July 2, 2006:

July 2, 2006

Trade accounts receivable	$70,185
Less: Allowance for sales return	(646)
Accounts receivable, net	$69,539

NOTE 5 - INVENTORIES, NET

Inventories consist of the following at July 2, 2006:

July 2, 2006
Raw materials	$-
Work-in-progress	-
Finished goods	93,730
Less: Inventory reserve for obsolescence	(41,691)

Inventories, net	$52,039

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of the following at July 2, 2006:

July 2, 2006

Prepaid insurance	$33,640
Prepaid software licenses	29,585
Prepaid maintenance	661
Other prepaid expenses	4,014

Total prepaid expenses	$67,900

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at July 2, 2006:

July 2,
2006

Accrued paid time off expenses	$113,556
Accrued expenses	45,880
Salaries and wages payable	16,000
Contingent warranty liability	14,237
Sales and use taxes payable	2,792

Total accrued liabilities	$192,465

NOTE 8 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. Due to the low volume of sales achieved during the period, no change has been made in the Company’s warranty accrual for the six months ended July 2, 2006.

Warranty accrual, January 1, 2006	$14,237
Charged to cost of sales	-
Actual warranty expenditures	-

Warranty accrual, July 2, 2006	$14,237

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

In February 2006, the Company completed a private placement of 15,000,025 shares of the Company’s common stock at $0.40 per share. The Company received net proceeds of $5,520,010 after deducting financing expenses of $480,000 and issuing warrants to purchase 1,500,000 shares of common stock at a price of $0.40 per share as compensation to placement agents. The warrants are exercisable immediately and expire thirty-six (36) months following the date on which the registration statement for the shares is declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $712,828 and has been recorded as additional issuance costs of the transaction. In April 2006, the Company issued 825,000 restricted common shares to a consulting firm to provide investor relations services which began December 1, 2005 and will continue for 18 months from that date. For the six months ended July 2, 2006, consulting service expense of $195,707 is included in General and Administrative Expenses reported for that period. As of July 2, 2006, 504,163 common shares issued for services which will be performed during the 11 months following that date are reported as Subscribed Common Shares.

NOTE 10 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

	Three Months Ended		Six Months Ended		From May 1, 2002 (date of
	July 2, 2006	July 3 2005	July 2, 2006	July 3, 2005	inception) to July 2, 2006

United States	$47,201	$20,102	$66,449	$31,100	$383,295
Latin America	-	12,206	10,634	136,822	147,456
Australia	-	-	-	-	16,180
Asia	-	36,466	-	36,466	49,905
Europe	7,550	7,864	-	7,864	26,580
Canada	-	-	-	-	6,795
Middle East	-	-	-	-	6,745

Total	$54,751	$76,638	$77,083	$212,252	$636,956

All of the Company's long-lived assets are located in the United States.

The Company's accounts receivable at July 2, 2006 are derived from billings to customers located in the United States, Latin America and Europe. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended July 2, 2006, one customer accounted for 85.4% of revenues. For the three months ended July 3, 2005, three customers accounted for 47.6%, 20.8% and 10.3% of revenues, respectively.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) and will recognize additional compensation expense related to stock options and warrants granted to employees. See Note 2--Stock-Based Compensation.

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123(R) in the first 10-Q filed after adoption of the new rules. See Note 2-Stock-Based Compensation.

In February 2006, the FASB issued FASB Staff Position No FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. ("FSP FAS 123(R)-4"). FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of FASB Statement No. 123(R). Companies are required to apply FSP FAS 123(R)-4 upon initial adoption of Statement 123(R).

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 doesn't reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of July 2, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-08 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 12 - SUBSEQUENT EVENTS

On August 18, 2006, the Company and the shareholders of Netintact AB, a Swedish corporation, completed a share exchange. Pursuant to this exchange, at the closing, the Company issued and delivered approximately 16 million shares of common stock and approximately 700,000 warrants to purchase Company common stock to Netintact shareholders. An additional 1.8 million shares of Company common stock were issued and are being held in escrow, and 2.8 million shares of Company common stock may be issued, if certain performance milestones are achieved. In exchange, Netintact shareholders tendered 100 percent of the issued and outstanding shares of Netintact to the Company. Netintact will operate as a wholly owned subsidiary of the Company. The completion of the Netintact acquisition will enable the Company to broaden its product offering, immediately increase its revenue stream, add highly qualified technical personnel, and expand its customer base.

On August 11, 2006, Anil Sahai, Chief Technical Officer, resigned from the Company to pursue other business opportunities.

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

OVERVIEW

Subsequent Events

On August 18, 2006, the Company and the shareholders of Netintact AB, a Swedish corporation, completed a share exchange. Pursuant to this exchange, at the closing, the Company issued and delivered approximately 16 million shares of common stock and approximately 700,000 warrants to purchase Company common stock to Netintact shareholders. An additional 1.8 million shares of Company common stock were issued and are being held in escrow, and 2.8 million shares of Company common stock may be issued, if certain performance milestones are achieved. In exchange, Netintact shareholders tendered 100 percent of the issued and outstanding shares of Netintact to the Company. Netintact will operate as a wholly owned subsidiary of the Company. The completion of the Netintact acquisition will enable the Company to broaden its product offering, immediately increase its revenue stream, add highly qualified technical personnel, and expand its customer base.

On August 11, 2006, Anil Sahai, Chief Technical Officer, resigned from the Company to pursue other business opportunities.

Corporate History

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("we") develops intelligent network appliances that provide a non-intrusive, wire-speed overlay to protect, control and optimize internal IP-based networks. Procera’s OptimIP™ family of network appliances enables businesses of every size and type to regain control over their internal network.

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

Relationship of Reported Financial Information to Corporate Organization

Financial information for the period from May 1, 2002 (date of inception) to December 31, 2002 is the historical financial information of PNI. Financial information for the year ended December 28, 2003 is the historical financial information of PNI and Zowcom combined. Financial information for the six months ended July 2, 2006 and July 3, 2005, respectively, is our historical financial information.

CHANGES IN FINANCIAL POSITION FOR THE SIX MONTHS ENDED July 2, 2006.

Assets.

Cash and cash items increased by approximately $1,100,000 during the six months ended July 2, 2006 primarily as a result of private placement sales of 15,000,025 shares of common stock which closed on February 28, 2006. Gross proceeds from these sales was $6,000,010, of which $1,400,000 was received in December 2005 and the remainder in February 2006. Financing costs of $482,542 were paid to placement agents for assisting the Company in these transactions.

Accounts receivable, net increased by approximately $61,000 during the six months ended July 2, 2006 primarily as a result of sales to two customers in June 2006 totaling approximately $58,000.

Inventories, net decreased by approximately $87,000 during the six months ended July 2, 2006 primarily as a result of: (i) an increase of approximately $43,000 due to purchases of new inventory; (ii) an increase of approximately $46,000 due to a book-to-physical inventory adjustment at July 2, 2006; offset by (iii) a decrease of approximately $26,000 from inventory sold during the six months ended July 2, 2006; and (iv) a decrease of approximately $150,000 due to a write-down in market value of inventory on hand at July 2, 2006.

Prepaid expenses and other current assets decreased by approximately $93,000 during the six months ended July 2, 2006 primarily as a result of: (i) a decrease of approximately $26,000 due to amortization of prepaid software licenses and no re-purchases; (ii) a decrease of approximately $27,000 due to amortization of prepaid maintenance agreements and no renewals; (iii) a decrease of approximately $44,000 due to expensing other receivables from commission advances paid to salesmen during 2005 which were never earned and were not expected to be repaid to the Company; offset by (iv) an increase of approximately $4,000 for a prepaid subscription to an online accounting publication library.

Liabilities.

Accounts payable decreased by approximately $167,000 during the six months ended July 2, 2006 primarily due to the payment of past due payables which were due as of January 1, 2006. Accounts payable were reduced to current amounts due by payments from the net proceeds of sales of common stock which closed in February 2006.

Accrued liabilities decreased by approximately $99,000 during the six months ended July 2, 2006 primarily due to: (i) a decrease of approximately $112,000 for accrued financing fees to placement agents; (ii) a decrease of approximately $60,000 for payment of accrued audit and legal expenses; and (iii) a decrease of approximately $7,000 for various other accrued expenses; offset by (iv) an increase of approximately $35,000 in accrued paid time-off expenses; and an increase of approximately $45,000 for accrued audit fees for 2006.

Notes payable - related party decreased by $240,000 during the six months ended July 2, 2006 due to the repayment of this note in its entirety from net proceeds received from private placement sales of common stock in February 2006. The Company has no notes payable outstanding as of July 2, 2006.

Stockholders’ Equity.

Common stock subscriptions balance of $1,310,917 as of January 1, 2006 consisted of: (i) $1,400,000 received by the Company in December 2005 for subscriptions to purchase 3,500,000 common shares at $0.40 per share; and subscribed stock in the amount of $22,917 owed to a consultant for providing investor relations services for the month of December 2005; offset by (iii) accrued financing fees of $112,000 owed to placement agents. During the six months ended July 2, 2006, shares of common stock were issued to private placement investors and to the provider of investor relations services. No subscribed shares existed as of July 2, 2006.

Additional paid-in capital increased by approximately $6,422,000 during the six months ended July 2, 2006 primarily due to: (i) an increase of approximately $5,987,000 from the sales of 15,000,025 shares of common stock at $0.40 per share; (ii) an increase of approximately $699,000 from charges for stock-based compensation during 2006; (iii) an increase of approximately $218,000 from the issuance of shares as compensation for services performed; offset by financing expenses of approximately $482,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED July 2, 2006 AND July 3, 2005.

Revenues

From May 1, 2002, the date of our inception, through July 2, 2006, we have operated as a development stage company, devoting substantially all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place. Net revenues reported for the three months ended July 2, 2006 and July 3, 2005 is $54,751 and $76,638, respectively, and net revenues reported for the six months ended July 2, 2006 and July 3, 2005 is $77,083 and $212,252, respectively.

Cost of Sales

Cost of sales of $151,249 and $85,781 for the three months ended July 2, 2006 and July 3, 2005, respectively, include: (a) the direct cost of materials for products sold; (b) inventory adjustments; and (c) warranty costs. In addition to these cost elements, cost of sales for the three months ended July 2, 2006 also included $18,607 of applied labor and manufacturing overhead costs. In addition, inventory adjustments totaling $115,611 were charged to cost of sales, resulting primarily from the Company’s write down of the market value of its 2402 switch product.

During the three months ended July 2, 2006, 19.1% of fixed and variable manufacturing overhead costs were applied to cost of sales and 8.4% of such costs were applied to cost of sales for the three months ended July 3, 2005. The majority of fixed and variable manufacturing overhead costs, amounting to approximately $79,136 and approximately $139,130, were expensed and reported as engineering operating expenses for the three months ended July 2, 2006 and July 3, 2005, respectively. When volume sales are achieved, reported cost of sales will include the majority of fixed and variable manufacturing overheads, in addition to applied labor, direct material, and the other cost categories listed above. Inventory adjustments are not expected to occur on a regular basis.

Gross Margin

For the three months ended July 2, 2006 and July 3, 2005, we reported negative gross margins of $96,498 and $9,143, respectively. For the six months ended July 2, 2006, we reported a negative gross margin of $136,027. For the six months ended July 3, 2005, we reported a gross margin of $31,487. The negative gross margin for the three months ended July 2, 2006 is due primarily to inventory adjustments. The Company values inventories at the lower of cost or market. Because there were no significant sales of its 2402 switch product during the six months ended July 2, 2006 and there were no orders pending for this product on that date, the Company considered the market value of this product to be zero, even though the product units are operational and saleable should orders for them be secured in the future.

Excluding the significant charges for material cost variances inventory adjustments and the application of labor and overhead, a gross margin of 69% and 49%, was realized from net revenues for the three months ended July 2, 2006 and July 3, 2005, respectively, and 67% and 38% for the six months ended July 2, 2006 and July 3, 2005, respectively. The reported margins are not considered to be representative of gross margins to be realized from reasonably larger sales volumes of our products.

	Three Months Ended			Six Months Ended
	July 2, 2006	July 3, 2005		July 2, 2006	July 3, 2005

Revenues	$54,751		$76,638	77,083	$212,252

Cost of sales
Direct material cost	17,031		38,842	25,760	130,672
Applied labor and manufacturing overheads	18,607		-	37,144	-
Material cost variances	-		49,600	-	49,600
Inventory adjustments	115,611		(2,661)	150,206	493
Total cost of sales	151,249		85,781	213,110	180,765

Gross Income (Loss)	$(96,498)	$	(9,143)	$(136,027)	$31,487

Gross margin (gross loss)	(176%)		(12%)	(176%)	15%
Gross margin - excluding applied overhead, inventory adjustment, and material cost variances	69%		49%	67%	38%

Operating Expenses

Engineering:

Engineering expenses increased by $129,000 from approximately $662,000 for the three months ended July 3, 2005 to approximately $791,000 for the three months ended July 2, 2006. The increase in engineering expenses is due primarily to an increase in stock-based compensation expense of approximately $200,000, offset by (i) a net reduction in personnel expenses of approximately $41,000 due to a net reduction in headcount of 1 employee; (ii) a reduction in expendable tools, equipment and software of approximately $8,000; (iii) a reduction in operating supplies expense of approximately $15,000; (iv) a reduction in travel and entertainment expense of approximately $3,000; and (v) a reduction in administrative expenses of approximately $4,000.

Sales and Marketing:

Sales and marketing expenses decreased by $71,000 from approximately $530,000 for the three months ended July 3, 2005 to approximately $459,000 for the three months ended July 2, 2006. The decrease in sales and marketing expenses is due primarily to: (i) a reduction in website development costs of approximately $50,000; (ii) a reduction in trade show expenses of approximately $11,000; (iii) a reduction in trade literature expense of approximately $4,000; (iv) a reduction in market research and consulting expenses of approximately $11,000; (v) a reduction in travel & entertainment expenses of approximately $13,000; (vi) a reduction in the cost of inventory used for product evaluations of approximately $18,000; (vii) a reduction in personnel expenses of approximately $12,000; and (viii) a reduction in expendable equipment expenses of approximately $3,000; offset by an increase in stock-based compensation expense of approximately $51,000.

General and Administrative:

General and administrative expenses decreased by $3,000 from approximately $603,000 for the three months ended July 3, 2005 to approximately $600,000 for the three months ended July 2, 2006. The modest decrease in general and administrative expenses is due primarily to:(i) an increase in personnel expenses of approximately $27,000 due to the addition of 1 new hire; (ii) an increase in investor relations expenses of approximately $12,000; (iii) an increase in outside consulting expenses of approximately $59,000; (iv) an increase in legal, audit, and tax compliance expenses of approximately $29,000; (v) an increase in occupancy expenses of approximately $14,000; offset by (vi) a decrease in bad debt expense of approximately $112,000; (vii) a decrease in insurance expenses of approximately $22,000; (viii) a decrease in telephone expenses of approximately $8,000; and (ix) a decrease in expendable equipment and software expenses of approximately $2,000.

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Operating expenses
Engineering	$791,106	$662,233	$1,505,670	$1,210,691
Sales and marketing	459,248	530,058	914,088	912,043
General and administrative	600,226	603,513	1,095,338	1,489,449

Total operating expenses	$1,850,580	$1,795,804	$3,515,096	$3,612,183

Interest and Other Income

We earned interest income on funds maintained in an interest-bearing money market account. For the three months ended July 2, 2006 and July 3, 2005, we recorded interest and other income of approximately $5,500 and $4,600, respectively. For the six months ended July 2, 2006 and July 3, 2005, we recorded interest and other income of approximately $5,700 and $8,700, respectively.

Interest and Other Expense

For the three-month period ended July 3, 2005, we did not incur any interest and other expenses. We had no long-term or interest-bearing debt outstanding as of July 3, 2005. For the three-month period ended July 2, 2006, we incurred approximately $1,000 of interest expense.  We had no long-term or interest-bearing debt outstanding as of July 2, 2006.

For the six-month period ended July 2, 2006 and July 3, 2005, we incurred interest and other expenses of approximately $4,000 and zero, respectively. The interest expense incurred during the six months ended July 2, 2006 resulted from the Company’s financing of its D & O Insurance premium.

Net Loss

As a result of the foregoing factors, we incurred a net loss of $(1,942,612) and $(1,800,336)for the three months ended July 2, 2006, and July 3, 2005, respectively, and a net loss of $(3,649,375) and $(3,572,019) for the six months ended July 2, 2006 and July 3, 2005, respectively. Our net loss per share was $(0.04) and $(0.06) for the three months ended July 2, 2006 and July 3, 2005, respectively, and our net loss per share was $(0.09) and $(0.12) for the six months ended July 2, 2006, and July 3, 2005, respectively. During the continuing development phase, we have had sustained operating losses and expect such losses to continue through 2006.

Liquidity and Capital Resources

On July 2, 2006, we had cash on hand of approximately $2,354,000. We project that this amount of cash will be sufficient to support our operations through December 2006, without relying on incoming revenues from sales to customers or additional sales of our securities. We will need additional funds from financing in order to sustain our operations after December 2006 and beyond. In the event we do not receive financing before the end of December, we may be unable to fund operations.

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

At the time product revenue is recognized, we estimate the amount of warranty costs to be incurred and record the amount as a cost of sales. Our standard warranty period extends 12 months from the date of sale, and its estimate of the amount necessary to settle warranty claims is based primarily on our past experience with repair costs related to warranty claims. Although we believe our estimate is adequate and that the judgment we apply is appropriate, actual warranty costs could differ materially from our estimate. If actual warranty costs are greater than initially estimated, our cost of sales could increase in the future. We also provide a provision for estimated customer returns at the time product revenue is recognized. Our provision is based primarily on actual historical sales returns and our return policies. Our resellers generally do not have a right of return, and our contracts with original equipment manufacturers only provide for rights of return in the event our products do not meet specifications or there is an epidemic failure, as defined in the contracts. If historical data used by us to calculate estimated sales returns do not reasonably approximate future returns, revenue in future periods could be affected. For accounting arrangements that have multiple revenue generating activities, we recognized revenue from product shipments at the time of shipment under the terms of SAB 104.

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

WE HAVE REPORTED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We reported material weaknesses in our internal control over financial reporting that, if not remedied, could adversely affect our internal controls. We have assessed the effectiveness of our internal control over financial reporting as of July 2, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (COSO). Based on this assessment, management have identified the material weaknesses as set forth in Article 3 of this Quarterly Report - Controls and Procedures.

During 2006, we have taken additional steps to remediate these internal control weaknesses, including but not limited to hiring accounting personnel and engaging outside contractors with technical accounting expertise. Notwithstanding the foregoing, we may not be able to maintain effective internal controls over financial reporting in the future. In addition, deficiencies in our internal controls may be discovered in the future. Any failure to remediate the reported material weaknesses, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could affect the ability of our management to certify in our 2006 Forms 10-KSB and 10-QSB’s that our internal controls are effective when it provides an assessment of our internal control over financial reporting, and could affect the results of our independent registered public accounting firm's related attestation report regarding our management's assessment. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE.

For the three months ended July 2, 2006 we had losses from operations of $1,942,612. From May 1, 2002, the date of our inception, through July 2, 2006 we had net losses from operation of $21,502,731. We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, our plans are to invest heavily in marketing and promotion, to hire additional employees, and to enhance our network content and management technologies. Our management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

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

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 100,000,000 shares of common stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At August 15, 2006, there were 46,332,006 shares of common stock outstanding, common stock subscriptions for 458,336 shares, warrants to purchase 7,259,240 shares of common stock, stock options to purchase 5,186,000 shares of common stock, and rights to purchase 146,670 shares of common stock. In addition, if all the closing conditions of the Stock Exchange Agreement are satisfied, we will exchange up to 21,174,271 shares of our restricted common stock and 825,729 warrants to purchase shares of our restricted common stock for all of the outstanding capital stock of Netintact.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Douglas J. Glader, our Chief Executive Officer, Anil Sahai, our Chief Technical Officer, and Gary J. Johnson, our Senior Vice President of Sales and Marketing. The loss of the services of any of our executive officers or key employees could materially and adversely affect our business. On August 11, 2006, Mr. Sahai resigned from the company. There is no assurance that we will be able to replace Mr. Sahai with a qualified person. Additionally, we believe it will need to attract, retain and motivate talented management and other highly skilled employees to be successful. It may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We do not have employment contracts with any of our personnel. We currently do not have key person insurance in place. If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take his place. There is no assurance that we would be able to find such an employee. If we fail to find one or find one timely, our product development may slow down or stop. We could fail to implement our strategy or lose the sales and marketing momentum.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. Currently we have entered into a Stock Exchange Agreement with Netintact to purchase all of its capital stock. If we buy Netintact or any company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 15, 2006, we had 46,332,006 shares of common stock outstanding.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective and thus there were material weaknesses in the Company’s internal control over financial reporting effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls.  In connection with its review for the quarter ended April 2, 2006, Burr, Pilger & Mayer (“BPM”), the Company’s former independent auditors, identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed within accounts receivable, deferred revenue, inventory and shareholders' equity that were the result of an insufficient quantity of experienced personnel involved with the financial reporting and year end/period end closing process resulting from staff reductions associated with our downsizing.

The significant deficiencies that represent material weaknesses in internal controls that were identified are as follows:

Accounts receivable / Deferred Revenue - The Company was unable to demonstrate that certain accounts receivable transactions that were recorded had met the criteria that collection was reasonably assured. Thus, the accounts receivable balance was reclassified against the related deferred revenue balance for the year ended January 1, 2006.

Inventory - The Company was unable to demonstrate as to how much, if any, of the consigned inventory would be sold, resalable or reusable and therefore, had overstated the inventory balance and understated costs of goods sold during the year ended January 1, 2006.

Stockholder’s Equity - The Company had insufficient personnel to perform the accounting for this accounting function and such personnel lacked the appropriate level of accounting knowledge, experience and training in the application of pertinent stockholders’ equity technical accounting pronouncements. The lack of sufficient and adequately trained accounting personnel resulted in certain material audit adjustments.

To address the material weaknesses, we have retained additional experienced accounting personnel to oversee recent filings and further train our internal accounting personnel.

The Company’s management has identified the steps necessary to address the material weaknesses described above, as follows:

1)
Hiring accounting personnel and engaging outside contractors with technical accounting expertise, as needed, to perform thorough analyses of accounts which require judgment and specific technical accounting expertise. Specifically, the Company has hired a new chief financial officer and replaced its contract staff accountant. In addition, the previous chief financial officer has assumed the role of chief accounting officer. Also, the Company has engaged an outside consulting firm to oversee recent filings and further train our internal accounting personnel.

2)
The estimated remedial costs include the new salary of the chief financial officer whose salary is $160,000 annually. In addition, the Company has hired an outside consulting firm at the cost of $6,500 per quarter to oversee our recent filings. Also, the Company intends to purchase stock option accounting software at a cost of $20,000 to assist in the accounting and disclosure requirements of our stock based compensation arrangements.

For the three months ended July 2, 2006, no significant deficiencies, such as those set forth above, were found to be in evidence.

Prior to the filing of our financial statements, the Company completed the account reconciliations, analyses and its management reviewed such that the Company can certify that the information contained in its financial statements fairly present, in all material respects, its financial condition and results of operations.

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

Procera Networks, Inc.,
a Nevada corporation
August 21, 2006
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