Form 10KSB/A
period 2006-01-01
PROCERA NETWORKS INC
filed 2006-08-28
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 1)

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

WE HAVE REPORTED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We reported material weaknesses in our internal control over financial reporting that, if not remedied, could adversely affect our internal controls. We have assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management have identified the material weaknesses as set forth in Article 3 of this Quarterly Report - Controls and Procedures.

During 2006, we plan to take additional steps to remediate these internal control weaknesses, including but not limited to hiring accounting personnel and engaging outside contractors with technical accounting expertise. Notwithstanding the foregoing, we may not be able to maintain effective internal controls over financial reporting in the future. In addition, deficiencies in our internal controls may be discovered in the future. Any failure to remediate the reported material weaknesses, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could affect the ability of our management to certify in our 2006 Forms 10-KSB and 10-QSB’s that our internal controls are effective when it provides an assessment of our internal control over financial reporting, and could affect the results of our independent registered public accounting firm's related attestation report regarding our management's assessment. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

			Cumulative
			Period From
	Fiscal Year Ended		May 1, 2002
			(Date of Inception)
	January 1	January 2,	to
	2006	2005	January 1, 2006
	__________	__________	_______________
Net loss as reported	($6,738,915)	($6,363,169)	($17,853,356)
Add: Stock-based employee Compensation expense included in reported net loss, net of related tax effects	429,386	1,068,615	1,582,689
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,412,246)	(969,854)	(2,466,788)

Pro forma net loss	($7,721,775)	($6,264,408)	($18,737,455)

Earnings per share basic and diluted:
As reported	($0.22)	($0.27)
Pro Forma	($0.25)	($0.27)

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

Changes in Internal Controls.  In connection with its audit of our financial statements for the year ended January 1, 2006, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed within accounts receivable, deferred revenue, inventory and shareholders' equity that were the result of an insufficient quantity of experienced personnel involved with the financial reporting and year end/period end closing process resulting from the resignation of our Controller in November 2005.

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

The Company’s management has identified the steps necessary to address the material weaknesses described above, as follows:

1)
Hiring accounting personnel and engaging outside contractors with technical accounting expertise, as needed, to perform thorough analyses of accounts which require judgment and specific technical accounting expertise. Specifically, the Company has hired a new chief financial officer and replaced its staff accountant. In addition, the previous chief financial officer has assumed the role of controller. Also, the Company has engaged an outside consulting firm to oversee recent filings and further train our internal accounting personnel.

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
10.2* Sublease Agreement
10.3* Employee Offer Letter for Douglas J. Glader
10.4* 2004 Stock Option Plan
10.5* Employee Offer Letter for Thomas H. Williams
10.6* Employee Offer Letter for Jay Zerfoss
10.7* Employee Offer Letter for Anil Sahai
10.8* Employee Offer Letter for Gary Johnson
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

Procera Networks, Inc.

/s/ Douglas J. Glader
Douglas J. Glader
President and CEO/Director
August 25, 2006

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Douglas J. Glader	President, Chief Executive Officer and Director	August 25, 2006
Douglas J. Glader

/s/ Jay R. Zerfoss	Chief Accounting Officer	August 25, 2006
Jay Zerfoss

/s/ Thomas Saponas	Director	August 25, 2006
Thomas Saponas

/s/ Thomas Williams	Director	August 25, 2006
Thomas Williams

/s/ Scott McClendon	Director	August 25, 2006
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
10.2* Sublease Agreement
10.3* Employee Offer Letter for Douglas J. Glader
10.4* 2004 Stock Option Plan
10.5* Employee Offer Letter for Thomas H. Williams
10.6* Employee Offer Letter for Jay Zerfoss
10.7* Employee Offer Letter for Anil Sahai
10.8* Employee Offer Letter for Gary Johnson
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