Form 10QSB/A
period 2006-04-02
PROCERA NETWORKS INC
filed 2006-08-28
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Amendment No. 1)

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

As of April 2, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3,469,244, net of estimated forefeitures, and will be recognized over an estimated weighted average amortization period of 1.78 years.

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING DISCUSSION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTEE THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB (AMENDMENT NO. 1) ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

OVERVIEW

Subsequent Events

On May 10, 2006, we entered into a non-binding letter of intent to merge with Netintact, AB (“Netintact”). It is anticipated that a successful completion of this transaction will have positive impact on our business.

For more details on this proposed merger, please see note 12: Subsequent Events on page 11 of this Form 10-QSB (Amendment No. 1).

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

Changes in Internal Controls.  In connection with its audit of our financial statements for the year ended January 1, 2006 and in connection with their review for the quarter ended April 2, 2006, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed within accounts receivable, deferred revenue, inventory and shareholders' equity that were the result of an insufficient quantity of experienced personnel involved with the financial reporting and year end/period end closing process resulting from the resignation of our Controller in November 2005.

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

Procera Networks, Inc.,
a Nevada corporation
August 25, 2006
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