Form 10QSB
period 2006-10-01
PROCERA NETWORKS INC
filed 2006-11-20
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 15, 2006 there were 65,089,855 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes ☐  No ☒

PROCERA NETWORKS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
As of October 1, 2006

(unaudited)

Current assets:
Cash and cash equivalents	$1,689,262
Accounts receivable, net	721,452
Inventories, net	229,542
Prepaid expenses and other current assets	136,158
Total current assets	2,776,414

Property and equipment, net	5,051,806
Other assets	3,876,186
Total assets	$11,704,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$385,019
Deferred revenue	237,906
Accrued liabilities	515,233
Total current liabilities	1,138,158

Long-term liabilities:
Deferred rent	21,765

Commitments and contingencies	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; none issued and outstanding at October 1, 2006	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 64,723,185 shares issued and outstanding at October 1, 2006	65,425
Subscription receivable	(256,669)
Common stock subscribed	256,669
Additional paid-in-capital	35,862,098
Deficit accumulated during the development stage	(23,383,040)
Total stockholders' equity	10,544,483
Total liabilities and stockholders' equity	$11,704,406

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Sales	$420,859	$30,747	$498,212	$242,999
Cost of sales	106,819	32,328	319,929	213,093
Gross margin	314,040	(1,581)	178,283	29,906

Operating expenses:
Engineering (a)	908,754	708,024	2,414,424	1,918,715
Sales and marketing (b)	436,956	417,010	1,351,044	1,329,053
General and administrative(c)	823,987	407,482	1,919,325	1,896,931
Total operating expenses	2,169,697	1,532,516	5,684,793	5,144,699

Loss from operations	(1,855,657)	(1,534,097)	(5,506,510)	(5,114,793)

Interest and other income	3,753	2,735	9,491	11,412
Interest and other expense	(890)	-	(4,880)	-
Net loss before taxes	(1,852,794)	(1,531,362)	$(5,501,899)	(5,103,381)
Minority interest	(15,118)	-	(15,118)	-
Provision for taxes	(12,397)	-	(12,397)	-
Net loss after taxes	$(1,880,309)	$(1,531,362)	$(5,529,414)	$(5,103,381)
Net loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.12)	$(0.17)

Shares used in computing net loss per share-basic and diluted	55,488,782	30,780,317	46,211,639	30,300,550

(a) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $359,187 and $860,675 for the three months ended October 1, 2006 and the nine months ended October 1, 2006, respectively.
(b) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $69,538 and $175,911 for the three months ended October 1, 2006 and the nine months ended October 1, 2006, respectively.
(c) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $23,578 and $41,091 for the three months ended October 1, 2006 and the nine months ended October 1, 2006, respectively. In addition, this expense category includes stock compensation expenses resulting from the issuance of restricted common shares for services provided in the amount of $96,249 and $365,727 for the three months ended October 1, 2006 and the nine months ended October 1, 2006, respectively.

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net loss	$(5,488,276)	$(5,103,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	291,956	-
Stock based compensation	1,077,677	326,961
Fair value of warrants issued to non-employee	73,771	532,576

Depreciation	26,222	24,097
Changes in assets and liabilities:
Accounts receivable, net	(320,892)	(139,517)
Inventories, net	39,315	(55,908)
Prepaid expenses and other assets	(3,488,580)	19,778
Accounts payable	17,591	33,540
Accrued liabilities, deferred revenue and deferred rent	(56,390)	6,472
Net cash used in operating activities	(7,827,606)	(4,355,382)
Cash flows from investing activities:

Purchase of property and equipment	(4,869,926)	(23,306)
Net cash used in investing activities	(4,869,926)	(23,306)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,789,294	-
Payments on notes payable—related party	(110,000)	-

Proceeds from exercise of warrants, net	-	1,082,884
Net cash provided by financing activities	12,679,294	1,082,884

Net increase (decrease) in cash and cash equivalents	(18,238)	(3,295,804)

Cash and cash equivalents, beginning of period	1,707,500	4,147,930

Cash and cash equivalents, end of period	$1,689,262	$852,126

See the accompanying notes to these unaudited condensed financial statements.

PROCERA NETWORKS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

October 1, 2006

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

On August 18, 2006, Procera acquired 100% of the outstanding stock of Netintact AB (“Netintact”), a Swedish software company, in exchange for 17,539,514 shares of Procera’s common stock issued at closing, 2,756,757 common shares placed in escrow for issuance upon attainment of future milestones, warrants issued at closing to purchase 702,486 common shares, and incentive warrants to purchase 123,243 common shares to be issued upon attainment of future milestones, resulting in a total commitment of 21,122,000 of Procera’s common shares. On the acquisition date, the closing market price of Procera’s common stock was $0.60 per share, resulting in a market valuation of $12,673,200 for the Netintact acquisition.

At the time of its acquisition by Procera, Netintact owned 51% of the outstanding shares of Netintact PTY, an Australian software company. On September 29, 2006, Procera acquired the remaining 49% of the outstanding shares of Netintac PTY in exchange for 760,000 shares of Procera’s common stock at closing and 120,000 common shares placed in escrow for issuance upon attainment of future milestones. On the acquisition date, the closing market price of Procera’s common stock was $0.82 per share, resulting in a market valuation of $721,600 for the Netintact PTY acquisition

Netintact and Netintact PTY are considered desirable and valuable partners for Procera because: (a) They have a significant base of customer accounts, many of whom are willing to provide positive references for Netintact software products which they have purchased and are strategically employed in their local area networks; (b) They have developed significant management information software technology which is incorporated in their software product offerings; and (c) Their software products have been beta tested and subsequently sold successfully in the marketplace for a period in excess of thirty months.

Following the closing of the Netintact PTY acquisition transaction, Procera obtained a third-party valuation of the acquisition prices for Netintact and Netintact PTY and the intangible assets contained therein. The valuation report recommended that the purchase price at market should be reduced by 15.27% due to the fact that the common shares issued by Procera in this transaction are restricted and are not salable until they have been registered with the Securities and Exchange Commission. This market adjustment reduces the acquisition price of Netintact to $10,738,002 and of Netintact PTY to $611,412.

On its date of acquisition, Netintact had a net worth of $314,677, resulting in an excess of fair value of acquired net assets over cost in the amount of $10,423,325. On its date of acquisition, Netintact PTY had a net worth of $253,584, resulting in an excess of fair value of acquired net assets over cost in the amount of $357,828.

The third-party valuation allocated the total excess fair value of $10,781,153 for the two acquisitions to intangible assets as follows:

Investment in customer base	$3,657,794
Investment in management information & related software	1,884,395
Investment in product software	3,878,939
Goodwill	1,360,025
Total excess fair value	$10,781,153

The investment in customer base will be reduced by a charge to expense only when a major customer that is in the customer base on date of acquisition chooses to no longer due business with Procera, Netintact, or Netintact PTY. The investment in management information & related software and the investment in product software will be amortized and expensed on a pro rata base over 36 months beginning with September 2006. Goodwill will be amortized and expensed on a pro rata basis over 60 months beginning with September 2006.

The shares described above to acquire Netintact and Netintact PTY total 22,002,000 common shares. Because 2,880,000 of these shares are dependant upon the attainment of future milestones, 13% of the excess values described above are bing deferred until defined milestones have been attained. Accordingly, only $9,379,603 of the excess fair value has been recorded as of October 1, 2006.

The unaudited financial information in the table below summarizes the combined results of operations of Procera Networks, Inc. and Netintact AB, a Swedish corporation (“Netintact”), on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of each of the periods presented.

The unaudited pro forma financial information for the three and nine months ended October 1, 2006 combines the historical results for Procera Networks, Inc. for those periods, with the historical results for Netintact AB for the three and nine months ended October 1, 2006. The following table summarizes the pro forma financial information (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005		Oct. 1, 2006	Oct. 2, 2005
Net sales	$869		$272	$2,177		$1,906
Net (loss)	$(1,712)		$(1,676)	$(5,400)		$(5,045)
Basic earnings per share	(0.03)	$	(0.54)	$(0.12)	$	(0.17)

The Company's quarterly reporting period consists of a thirteen-week period ending on the Sunday closest to the calendar month end. The third quarters of fiscal 2006 and 2005 ended on October 1, 2006 and October 2, 2005, respectively.

During the three months ended October 1, 2006, the Company emerged from its development stage, primarily as a result of its acquisition of Netintact AB and recognition of significant revenues from sales of its newly acquired Packetlogic software products. The Company is now devoting substantially all of its efforts to marketing and sales growth, product enhancement, and raising working capital. Successful completion of the Company's growth program and ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its growth activities, and achieving a level of sales adequate to support the Company's cost structure.

The Company has experienced net losses since its inception and had an accumulated deficit of $(23,225,358) at October 1, 2006. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company will require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

Prior to the Adoption of SFAS No. 123 ( R)

Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” The Company recorded employee stock-based compensation for the nine months ended October 1, 2006 for options granted to employees with a market value of the underlying common stock greater than exercise price on the date of grant.

The pro-forma information for the three months and the nine months ended October 2, 2005 was as follows:

	Three Months Ended	Nine Months Ended
	October 2, 2005	October 2, 2005
Net loss as reported	($1,531,362)	($5,103,381)
Add: Stock-based employee compensation expense included in reported net loss,net of related tax effects	108,987	326,961
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(361,785)	(1,063,466)
Pro forma net loss	($1,784,160)	($5,839,886)
Earnings per share basic and
Diluted:
As reported	($0.05)	($0.17)
Pro forma	($0.06)	($0.19)

Impact of the Adoption of SFAS No. 123 (R)

The Company elected to adopt the modified-prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months and the nine months ended October 1, 2006 was as follows:

	Three Months Ended October 1, 2006	Nine Months Ended October 1, 2006
Stock-based compensation expense from employee stock options	$452,303	$1,077,677

Tax effect on stock-based compensation	-	-
Net effect on net loss	$452,303	$1,077,677
Effect on basic and diluted net loss per share	$0.01	$0.03

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of October 1, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $1,088,271, net of estimated forfeitures, and will be recognized over an estimated weighted average amortization period of 2.6 years.

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

9 Months October 1, 2006
Risk-free interest rate	4.64% - 5.06%
Expected life of option	4.0 years
Expected dividends	0%
Volatility	101% - 105%

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

The following table summarizes activity under the equity incentive plans for the nine months ended October 1, 2006:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	3,583,030	3,916,970	$1.38
Authorized	-	-	-
Granted	(2,690,000)	2,690,000	$0.61
Exercised	-	-	-
Cancelled	2,569,859	(2,569,859)	($1.45)

Balance at October 1, 2006	3,462,889	4,037,111	$0.82	8.5	$595,400

Options vested and expected to vest at October 1, 2006		3,349,365	$0.85	9.1	$470,434

Options vested and exercisable		910,992	$1.28	8.3	$27,375

The weighted average grant date fair value of options granted during the three months ended October 1, 2006 and October 2, 2005 was $0.53 and $0.63, respectively. The total fair value of shares vested during the nine months ended October 1, 2006 and October 2, 2005 was $1,101,300 and $248,850, respectively.

The options outstanding and exercisable at October 1, 2006 were in the following exercise price ranges:

	Options Outstanding At October 1, 2006			Options Vested and Exercisable at October 1, 2006
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.45 - $1.00	3,591,111	8.57	$0.67	588,884	8.42	$0.84
$1.01 - $2.00	326,000	8.37	$1.76	219,748	8.36	$1.75
$2.01 - $3.50	120,000	7.68	$2.76	102,360	7.60	$2.85
	4,037,111	8.52	$0.82	910,992	8.31	$1.28

Our closing stock price on the last trading day of the three months which ended October 1, 2006 was $0.82 per share.

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

	Three Months Ended			Nine Months Ended
	October 1, 2006	October 2, 2005		October 1, 2006	October 2, 2005
Numerator - Basic and diluted	$(1,880,309)	$	(1,531,362)	$(5,529,414)	$(5,103,381)

Denominator - basic and diluted
Weighted average common shares outstanding	55,488,782		30,780,317	46,211,639	30,300,550

Weighted average unvested common shares subject to repurchase			-

Total	55,488,782		30,780,317	46,211,639	30,300,550

Net loss per share - basic and diluted	$(0.03)		$(0.05)	$(0.12)	$(0.17)

Antidilutive securities:
Options	4,037,111		4,042,111
Warrants	7,661,726		7,288,178
Common stock subscriptions	366,670		-

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at October 1, 2006:
October 1, 2006

Trade accounts receivable	$722,098
Less: Allowance for sales return	(646)
Accounts receivable, net	$721,452

NOTE 5 - INVENTORIES, NET

Inventories consist of the following at October 1, 2006:
October 1, 2006
Raw materials	$-
Work-in-progress	1,888
Finished goods	337,688
Less: Inventory reserve for obsolescence	(110,034)

Inventories, net	$229,542

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of the following at October 1, 2006:

October 1, 2006

Prepaid insurance	$23,112
Prepaid rent and leases	22,974
Prepaid taxes	11,624
Prepaid software licenses	28,335
Prepaid maintenance	3,040
Other current assets	31,862
Other prepaid expenses	15,211

Total prepaid expenses	$136,158

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at October 1, 2006:

October 1, 2006

Accrued paid time off expenses	$194,671
Accrued taxes payable	50,597
Accrued expenses	68,380
Salaries and wages payable	120,661
Other current liabilities	66,687
Contingent warranty liability	14,237

Total accrued liabilities	$515,233

NOTE 8 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. Due to the low volume of sales achieved during the period, no change has been made in the Company’s warranty accrual for the nine months ended October 1, 2006.

Warranty accrual, January 1, 2006	$14,237
Charged to cost of sales	-
Actual warranty expenditures	-

Warranty accrual, October 1, 2006	$14,237

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

In February 2006, the Company completed a private placement of 15,000,025 shares of the Company’s common stock at $0.40 per share. The Company received net proceeds of $5,520,010 after deducting financing expenses of $480,000 and issuing warrants to purchase 1,500,000 shares of common stock at a price of $0.40 per share as compensation to placement agents. The warrants are exercisable immediately and expire thirty-six (36) months following the date on which the registration statement for the shares is declared effective by the Securities and Exchange Commission. The fair value of warrants calculated using the Black-Scholes option pricing model was $712,828 and has been recorded as additional issuance costs of the transaction. In April 2006, the Company issued 825,000 restricted common shares to a consulting firm to provide investor relations services which began December 1, 2005 and will continue for 18 months from that date. For the nine months ended October 1, 2006, consulting service expense of $291,956 is included in General and Administrative Expenses reported for that period. As of October 1, 2006, 366,670 common shares issued for services which will be performed during the 8 months following that date are reported as Subscribed Common Shares.

NOTE 10 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2 2005	October 1, 2006	October 2, 2005

United States	$127,321	$29,054	$194,040	$60,154
Latin America	41,515	-	52,149	136,822
Australia	1,247	-	1,247	-
Asia	-	-	-	36,466
Europe	45,067	1,693	45,067	9,557
Scandinavia	205,709	-	205,709	-

Total	$420,859	$30,747	$498,212	$242,999

The Company's long-lived assets are located in the United States, Scandinavia, and Australia.

The Company's accounts receivable are derived from billings to customers located in the United States, Latin America, Australia, Scandinavia and Europe. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended October 1, 2006, three customers accounted for 33%, 11%, and 9% of revenues. For the three months ended October 2, 2005, four customers accounted for 37%, 27%%, 17% and 11% of revenues, respectively.

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

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules. See Note 2-Stock-Based Compensation.

In February 2006, the FASB issued FASB Staff Position No FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. ("FSP FAS 123(R)-4"). FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of FASB Statement No. 123 (R). Companies are required to apply FSP FAS 123(R)-4 upon initial adoption of Statement 123(R).

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 doesn't reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of June 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

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

NOTE 12 - SUBSEQUENT EVENTS

On October 30, 2006, the Company withdrew a registration statement on Form SB-2. In February 2006, the Company completed a private placement of 15,000,025 shares of the Company’s common stock at $0.40 per share. The Company received net proceeds of $5,520,010 after deducting financing expenses of $480,000 and issued warrants to purchase 1,500,000 shares of common stock at a price of $0.40 per share as compensation to placement agents. The warrants are exercisable immediately and expire thirty-six (36) months following the date on which the registration statement for the shares is declared effective by the Securities and Exchange Commission. In the February placement, the Company had an obligation to register 16,886,025 shares, including shares of common stock issuable upon exercise of the warrants held by certain selling stockholders. The Company filed a registration statement on Form SB-2 on May 1, 2006. Due to, among other things, the acquisition of Netintact and the need for the audited financials of Netintact, on October 30, 2006, the Company withdrew its registration statement. The Company intends on filing a new registration to satisfy its obligations to the investors.

Effective October 16, 2006, the Company hired Albert Lopez as Vice President of Product Management and Business Development of the Company. Mr. Lopez was most recently the Chief Operating Officer at Brightidea, Inc., a provider of on-demand software for innovation and idea management until his departure.

On September 29, 2006, the Company and all shareholders of Netintact PTY, an Australian corporation (“Netintact PTY”), closed a Stock Exchange Agreement and Plan of Reorganization (the “PTY Exchange Agreement”) whereby the Company acquired from the shareholders of Netintact PTY 49% of the issued and outstanding capital stock of Netintact PTY in exchange for 760,000 shares of restricted common stock of the Company at closing and 120,000 shares of restricted common stock of the Company to be issued upon completion of agreed upon milestone events. Previously, the Company acquired 51% of the issued and outstanding capital stock of Netintact PTY on August 18, 2006 when it acquired all of the issued and outstanding capital stock of Netintact. At that time, Netintact owned 51% of the issued and outstanding stock of Netintact PTY.

On August 18, 2006, the Company and all shareholders of Netintact AB, a Swedish corporation (“Netintact”), closed a Stock Exchange Agreement and Plan of Reorganization (the “Stock Exchange Agreement”). The Stock Exchange Agreement provides the terms and conditions whereby the Company acquired from the Shareholders of Netintact all of the issued and outstanding capital stock of Netintact in exchange for 17,539,513 shares of restricted common stock of the Company at closing and 2,756,757 shares of restricted common stock of the Company to be issued upon completion of agreed upon milestone events and 702,486 warrants to purchase shares of restricted common stock of the Company issued at closing and 123,243 warrants to purchase shares of restricted common stock of the Company to be issued upon completion of agreed upon milestone events. The exercise price of the warrants is $0.60 per share, which was the closing date trading price of the Company’s common stock on the closing date of the Stock Exchange Agreement.

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

OVERVIEW

History

Procera Networks, Inc. (“Procera”) is a Nevada corporation and is headquartered in Los Gatos, California. Procera was spun out from Digi International of Eden Prairie, Minnesota by Douglas Glader on May 1, 2002. Procera’s mission was to develop and market intelligent network products to protect, control and optimize IP-based traffic. On October 16, 2003, Procera merged with Zowcom, Inc, a publicly-traded Nevada corporation. The merged company started trading under the symbol OTC: BB:PRNW.OB.

On August 18, 2006, Procera and all shareholders of Netintact AB, a Swedish corporation ("Netintact") entered into a First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), and closed the transaction effective as of August 18, 2006, making Netintact a wholly owned subsidiary of Procera.

On September 29, 2006, Procera and two of the three shareholders of Netintact PTY, an Australian company (“Netintact PTY”) entered into a certain Stock Exchange Agreement and Plan of Reorganization and closed the transaction effective as of September 29, 2006. Netintact, the remaining shareholder of Netintact PTY, owns 51 shares of Common Stock of Netintact PTY, constituting fifty-one (51%) of the issued and outstanding securities of Netintact PTY.

As a result of the Netintact and Netintact PTY transactions, the core products and business of Procera have changed dramatically. Today, Procera is looking to become one of the prominent next generation traffic management solutions for broadband service networks. Netintact’s flagship product and technology, PacketLogic, now form the core of Procera’s product offering. There are over 500 PacketLogic installations at more than 200 service providers, telcos, enterprises, colleges and universities around the world.

Industry Background

According to a May 2006 report by International Data Corporation, or IDC, a provider of information about the telecommunications market, the number of broadband subscribers globally is expected to reach 396 million by 2010, representing a compound annual growth rate of 14% of the 206 million estimated subscribers in 2005. There has been tremendous growth in broadband network access in recent years as both home and business users worldwide demand faster and more reliable access to the Internet.

There looms an emerging crisis on the network, characterized by changing patterns of use, new applications, and shifting adoption habits, altering the landscape for Internet Service Providers (“ISP’s”) and enterprises worldwide. Triple-play networks (video, voice, and data) are now common, with mobile devices and applications increasingly being supported. Today’s applications are incorporating voice and video freely as demonstrated by YouTube, Skype, Slingbox, Internet TV, Voice-over-IP, and Internet Gaming. These new applications demand more bandwidth and are less tolerant of network delays. Furthermore, these applications are increasingly harder to detect often disguising themselves, jumping ports, or encrypting to avoid detection. Unless service providers and enterprises have advanced tools to visualize, analyze and manage application traffic on their networks, they are victim to poor network performance.

Without the appropriate network traffic management systems a multitude of problems arise, such as the inability to:

Identify application viruses, hacker attacks and bandwidth hogs;
•	Filter hazardous and unwanted traffic based on Layer 7 properties;
•	Limit non-prioritized traffic, e.g. P2P, to secure quality (QoS) for crucial applications;
•	Optimize utilization of transit and Wide Area Network (“WAN”) connection;
•	Postpone unnecessary investments in new technology and bandwidth;
•	Apply ‘fairness’ policies between users;
•	Analyze and optimize network utilization; and
•	Offer differentiated and personalized broadband services.

The impact can be ruinous for the enterprise, e-mail, CRM, ERP, and other mission-critical applications and for service providers. To compound matters, regulatory compliance requirements (CALEA/Homeland Security, CISP/Bank Fraud) will soon mandate an unprecedented level of visibility, traceability, and accountability over network activity.

In this new complex network, the current approaches of simply adding more bandwidth and/or inspecting packets (a method called DPI) are insufficient. The industry has been lulled to complacency. The dot-com boom led to an overbuilding and overcapacity of bandwidth. Throwing more bandwidth to the problem was the cheap, easy solution. Now, the demand for bandwidth is catching up. More alarming is that these new breed of applications behave in such a way that the havoc they cause cannot be addressed or kept in check by simply adding more bandwidth.

Packet inspection solutions, like DPI, currently in the marketplace cannot cope with the new environment. Why? Because tracking packets is similar to receiving fragments of a conversation. A packet sampling based approach often leads to incorrect conclusions and identification especially now that applications commonly disguise, morph and encrypt themselves to avoid detection. This has led to the realization that a new solution is needed. An advanced system like PacketLogic and a new, more accurate approach called Deep Flow Inspection (“DFI”) is necessary to identify, analyze and prioritize traffic on the network to manage the increasingly complicated network traffic and compliance requirements.

The Procera Solution

PacketLogic is designed for ISPs and broadband service networks as a flow-based intelligent network traffic and service management system. The core of the product suite functionality is a proprietary engine called  Datastream Recognition Definition Language (“DRDL”) that provides accurate network traffic identification and control availability.

PacketLogic delivers unprecedented control over any broadband service network. Accurate identification and visualization of the traffic in the network is the critical first step to achieving control. PacketLogic’s identification engine is identifying Internet traffic at wire-line speed. DRDL utilizes multiple, Layer 4 to 7 properties and looks as deep as necessary into a new flow, also known as connection or session, to exclude false-positives and to discover tunneling over other protocols. During the identification process, a number of traffic properties are aggregated (e.g. URL, filename, SIP caller ID and chat channel).

DRDL utilizes an approach called Deep Flow Inspection (“DFI”). DFI yields significantly more accurate identification of applications when compared to packet-based approaches (“DPI”). DFI examines entire flows and context hence detecting even disguised, morphed and encrypted traffic. Procera believes it is the only company that currently delivers DFI.

Applications

Procera’s core market is the commercial broadband service providers. This includes ISP’s, telcos, wireless ISP (WiSP’s), FTTx (Fiber-to-the-Home, Fiber-to-the-Premise), and cable companies.

Additionally, Procera has customer wins concentrated in certain vertical markets where broadband service deployments are accelerating, particularly utilizing wireless technologies or where compliance mandates value our highly accurate identification methodology. These segments include:

•	Hospitality;
•	Multi-Tenant Units and Multi-Dwelling Units;
•	Municipalities;
•	Universities and Colleges;
•	Banking (CISP Compliance); and
•	Other Compliance Markets (SOX, HIPAA, CALEA, CISP/PCI).

Procera’s market strategy for these segments is heavily driven through solution, VAR and channel partners.

Distribution

Procera utilizes its own direct sales force to target the largest broadband service providers, telcos, carriers and enterprises. Procera also leverages a worldwide network of distributors and VAR’s to penetrate particular geographic regions, and mid-market segments including medium to small enterprises and ISP’s. The direct and indirect sales mix varies by geography and target industry.

Competition

The traffic network management space is served by many companies.

Within the traffic and quality of service (“QoS”) management segment, our primary competitors are Allot, Sandvine, Cisco/P-cube and Ellocoya. These companies generally employ some form of packet inspection methodology, implemented to some degree in custom hardware or ASIC’s.

In the Enterprise space, most vendors are positioning primarily as WAN Optimization solutions. WAN Optimization products that claim some QoS functionality in their offering include Packeteer, Citrix, Riverbed, Cisco, F5 Networks and Juniper.

Procera competes favorably in its market sub-segments. This is because PacketLogic’s DFI approach yields significantly higher identification accuracy, coupled with unmatched agility to adapt rapidly with newly released internet applications without hardware changes. Procera believes it can deliver a superior product to its customers from a performance, quality, and cost perspective.

Relationship of Reported Financial Information to Corporate Organization

Financial information for the three months and the nine months ended October 2, 2005 is historical financial information for Procera Networks, Inc. Financial information for the three months and the nine months ended October 1, 2006: (i) is historical information for Procera Networks, Inc.; (ii) the historical financial information for Netintact AB from August 19, 2006 through October 1, 2006; and (iii) the information for Netintact PTY from September 29, 2006 through October 1, 2006.

CHANGES IN FINANCIAL POSITION FOR THE NINE MONTHS ENDED OCTOBER 1, 2006.

Assets.

Cash and cash equivalents increased by approximately $434,000 during the nine months ended October 1, 2006 primarily as a result of Procera’s acquisition of Netintact AB on August 18, 2006 and Netintact PTY on September 29, 2006.

Accounts receivable, net increased by approximately $713,000 during the nine months ended October 1, 2006 primarily as a result of increased sales by Procera ($97,000), Procera’s acquisition of Netintact on August 18, 2006 ($442,000), and Procera’s acquisition of Netintact PTY on September 29, 2006 ($174,000).

Inventories, net increased by approximately $90,000 during the nine months ended October 1, 2006 primarily as a result of: (i) an increase of approximately $117,000 due to purchases of new inventory; and (ii) an increase of approximately $171,000 from Procera’s acquisition of Netintact; offset by (iii) a decrease of approximately $53,000 from inventory sold during the nine months ended October 1, 2006; (iv) a decrease of approximately $134,000 due to a write-off of inventory on consignment for evaluations; and (5) a decrease of approximately $11,000 in the market value of inventory on hand at October 1, 2006.

Prepaid expenses and other current assets decreased by approximately $25,000 during the nine months ended October 1, 2006 primarily as a result of: (i) a decrease in prepaid insurance of approximately $11,000; (ii) a decrease of approximately $27,000 due to amortization of prepaid software licenses and no re-purchases; (iii) a decrease of approximately $25,000 due to amortization of prepaid maintenance agreements and no renewals; (iv) a decrease of approximately $44,000 due to expensing other receivables from commission advances paid to salesmen during 2005 which were never earned and were not expected to be repaid to Procera; offset by (v) an increase of approximately $79,000 from the acquisitions of Netintact and Netintact PTY; and (vi) an increase of approximately $3,000 for unamortized prepaid subscription to an online accounting publication library.

Other assets increased by approximately $3,780,000 during the nine months ended October1, 2006 as a result of the acquisition on August 18, 2006 of 100% of the outstanding stock of Netintact and on September 29, 2006 of 49% of the outstanding stock of Netintact PTY (Netintact owned 51% of the outstanding stock of Netintact PTY.

Property and equipment, net increased by approximately $5,014,500 during the nine months ended October 1, 2006 as a result of the acquisition on August 18, 2006 of 100% of the outstanding stock of Netintact and on September 29, 2006 of 49% of the outstanding stock of Netintact PTY (Netintact owned 51% of the outstanding stock of Netintact PTY).

Liabilities.

Accounts payable increased by approximately $94,000 during the nine months ended October 1, 2006 primarily due to: (i) an increase of approximately $187,000 from the acquisition of Netintact and Netintact PTY; offset by (ii) the paydown of accounts payable by Procera of approximately $93,000.

Deferred revenue increased by approximately $231,000 during the nine months ended October 1, 2006 primarily due to: (i) an increase of approximately $23,000 from shipments of evaluation units by Procera; and (ii) an increase of approximately $208,000 from the acquisition of Netintact, which represent software licenses sold to customers which are being amortized as revenue pro rata over the term of said licenses.

Accrued liabilities increased by approximately $223,000 during the nine months ended October 1, 2006 primarily due to: (i) an increase of approximately $262,000 from the acquisition of Netintact and Netintact PTY; (ii) an increase of approximately $19,000 in accrued paid time-off expenses for Procera; (iii) an increase of approximately $56,000 in accrued salaries and taxes for Procera; offset by (iv) a paydown by Procera of approximately $114,000 of accrued audit and legal expenses.

Notes payable - related party decreased by $240,000 during the nine months ended October 1, 2006 due to the repayment of this note in its entirety from net proceeds received from private placement sales of common stock in February 2006. Procera has no notes payable outstanding as of October 1, 2006.

Stockholders’ Equity.

Common stock subscriptions balance of $1,310,917 as of January 1, 2006 consisted of: (i) $1,400,000 received by Procera in December 2005 for subscriptions to purchase 3,500,000 common shares at $0.40 per share; and (ii) subscribed stock in the amount of $22,917 owed to a consultant for providing investor relations services for the month of December 2005; offset by (iii) accrued financing fees of $112,000 owed to placement agents. During the nine months ended October 1, 2006, shares of common stock were issued to private placement investors and to the provider of investor relations services. No subscribed shares were reportable as of October 1, 2006.

Additional paid-in capital increased by approximately $16,500,000 during the nine months ended October 1, 2006 primarily due to: (i) an increase of approximately $5,987,000 from the sales of 15,020,025 shares of common stock at $0.40 per share; (ii) an increase of approximately $1,151,000 from charges for stock-based compensation during 2006; (iii) an increase of approximately $315,000 from the issuance of shares as compensation for services performed; (iv) an increase of approximately $8,987,500 from the issuance of shares to acquire Netintact; (v) an increase of approximately $541,500 from the issuance of shares to acquire 49% of Netintact PTY; offset by (vi) financing expenses of approximately $482,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005.

Revenues

From May 1, 2002, the date of our inception, through July 2, 2006, we have operated as a development stage company, devoting substantially all of our efforts and resources to developing and testing new products and raising capital. During the three months ended October 1, 2006, we emerged from the development stage as a result of our acquisition on August 18, 2006 of Netintact, a private enterprise located in Varberg, Sweden and its line of mature software products for managing the flow of network traffic on local area networks.

Net revenues reported for the three months ended October 1, 2006 and October 2, 2005 is $420,859 and $30,747, respectively, and net revenues reported for the nine months ended October 1, 2006 and October 2, 2005 is $498,212 and $242,999, respectively. The increase of approximately $390,000 in revenues reported for the three months ended October 1, 2006 is due to sales of $138,000 by Procera of Netintact software products and sales of $252,000 by Netintact since the date of its acquisition. The increase of approximately $255,000 in revenues reported for the nine months ended October 1, 2006 is due to incremental sales of $3,000 by Procera and sales of $252,000 by Netintact since the date of its acquisition.

Cost of Sales

Cost of sales of $106,819 and $32,328 for the three months ended October 1, 2006 and October 2, 2005, respectively, include: (a) the direct cost of materials for products sold; (b) applied labor and overhead; and (c) inventory adjustments. Cost of sales for the three months ended October 1, 2006 and October 2, 2005 included approximately $22,000 and approximately $14,000 of applied labor and manufacturing overhead costs, respectively. Inventory adjustments totaling approximately $152,000 were charged to cost of sales for the nine months ended October 1, 2006, resulting primarily from Procera’s write down of the market value of its 2402 and 12012 switch products.

During the three months ended October 1, 2006, 23.3% of fixed and variable manufacturing overhead costs were applied to cost of sales and 9.3% of such costs were applied to cost of sales for the three months ended October 2, 2005. The majority of fixed and variable manufacturing overhead costs, amounting to approximately $73,000 and $122,000, were expensed and reported as engineering operating expenses for the three months ended October 1, 2006 and October 2, 2005, respectively. When volume sales are achieved, reported cost of sales will include the majority of fixed and variable manufacturing overheads, in addition to applied labor, direct material, and the other cost categories listed above. Inventory adjustments are not expected to occur on a regular basis.

Gross Margin

For the three months ended October 1, 2006, we reported a gross margin of $314,040 and for the three months ended October 2, 2005, we reported a negative gross margin of $(1,581). For the nine months ended October 1, 2006 and October 2, 2005, we reported gross margins of $178,013 and $29,906, respectively.

Consolidated gross margin for the three months ended October 1, 2006 was 74.6%. This gross margin was the result of : (i) a gross margin by Procera of 68.8% on revenues of $168,836; and (ii) a gross margin by Netintact of 78.5% on revenues of $252,023. Consolidated gross margin for the nine months ended October 1, 2006 was 35.8%. This gross margin was the result of: (i) a negative gross margin by Procera of (8.1%) on revenues of 245,919; and (i) a gross margin by Netintact of 78.5% on revenues of $252,023.

Excluding the significant charges for material cost variances inventory adjustments and the application of labor and overhead, a gross margin of approximately 80% and 40%, was realized from net revenues for the three months ended October 1, 2006 and October 2, 2005, respectively, and approximately 78% and 44% for the nine months ended October 1, 2006 and October 2, 2005, respectively. The gross margin increases for the respective three and nine month periods is mainly due to the sales of Netintact software products.

	Three Months Ended			Nine Months Ended
	October 1, 2006	October 2, 2005		October 1 2006	October 2, 2005
Revenues	$420,859		$30,747	$498,212	$242,999

Cost of sales
Direct material cost	82,812		9,101	108,572	117,591
Applied labor and manufacturing overheads	22,246		13,852	59,390	26,659
Material cost variances	-		-	-	49,600
Software license royalty	-		9,375	-	18,750
Inventory adjustments	1,761		-	151,967	493
Total cost of sales	106,819		32,328	319,929	213,093
Gross Income (Loss)	$314,040	$	(1,581)	$178,283	$29,906

Gross margin (gross loss)	74.6%		(5.1%)	35.7%	12.3%
Gross margins - excluding applied overhead, inventory adjustment, and material cost variances	80.3%		39.9%	78.2%	43.9%

Operating Expenses

Engineering:

Engineering expenses increased by $201,000 from approximately $708,000 for the three months ended October 2, 2005 to approximately $909,000 for the three months ended October 1, 2006. The increase in engineering expenses is due primarily to: (i) an increase in stock-based compensation expense of approximately $268,000; and (ii) an increase of approximately $108,000 resulting from the acquisition of Netintact; offset by (iii) a net reduction in personnel expenses of approximately $104,000 due to a net reduction in headcount of 3 employees; (iv) a reduction in expendable tools, equipment and software of approximately $21,000; (v) a reduction in operating supplies expense of approximately $47,000; and (vi) a reduction in facilities allocation of approximately $3,000.

Sales and Marketing:

Sales and marketing expenses increased by $20,000 from approximately $417,000 for the three months ended October 2, 2005 to approximately $437,000 for the three months ended October 1, 2006. The increase in sales and marketing expenses is due primarily to: (i) an increase of approximately $61,000 from stock based compensation expense; (ii) an increase of approximately $72,000 from the acquisition of Netinatact AB; (iii) an increase in website development expense of approximately $34,000; offset by (iv) (ii) a reduction of approximately $60,000 in personnel expenses due to a net reduction in headcount of 2 employees; (iii) a reduction of approximately $11,000 in outside salesmen expenses; (iv) a reduction in trade literature expense of approximately $15,000; (iv) a reduction in market research and consulting expenses of approximately $30,000; (v) a reduction in travel & entertainment expenses of approximately $23,000; (vi) a reduction in expendable equipment expenses of approximately $3,000; and (v) a reduction in administrative expenses of approximately $5,000.

General and Administrative:

General and administrative expenses increased by $417,000 from approximately $407,000 for the three months ended October 2, 2005 to approximately $666,000 for the three months ended October 1, 2006. The increase in general and administrative expenses is due primarily to:(i) an increase in personnel expenses of approximately $39,000 due to the addition of 1 new hire; (ii) an increase in investor relations expenses of approximately $59,000; (iii) an increase in legal, audit, and tax compliance expenses of approximately $116,000; (iv) an increase in travel and entertainment expenses of approximately $5,000; (v) an increase in stock based compensation expense of approximately $14,000; (vi) an increase of approximately $205,000 from the acquisition of Netintact and (vii) an increase in administrative expenses of approximately $4,000; offset by (viii) a decrease in occupancy expenses of approximately $8,000; and (ix) a decrease in insurance expenses of approximately $17,000.

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Operating expenses
Engineering	$908,754	$708,024	$2,414,424	$1,918,715
Sales and marketing	436,956	417,010	1,351,044	1,329,053
General and administrative	823,987	407,482	1,919,325	1,896,931
	$2,169,697	$1,532,516	$5,684,793	$5,144,699
Total operating expenses

Interest and Other Income

We earned interest income on funds maintained in an interest-bearing money market account. For the three months ended October 1, 2006 and October 2, 2005, we recorded interest and other income of approximately $3,700 and $2,700, respectively. For the nine months ended October 1, 2006 and October 2, 2005, we recorded interest and other income of approximately $9,500 and $11,400, respectively.

Interest and Other Expense

For the three-month period ended October 2, 2005, we did not incur any interest and other expenses. We had no long-term or interest-bearing debt outstanding as of October 2, 2005. For the three-month period ended October 1, 2006, we incurred approximately $900 of interest and other expenses.  We had no long-term or interest-bearing debt outstanding as of October 1, 2006.

For the nine-month period ended October 1, 2006 and October 2, 2005, we incurred interest and other expenses of approximately $4,900 and zero, respectively. The interest expense incurred during the nine months ended October 1, 2006 resulted from Procera’s financing of its D & O Insurance premium.

Net Loss

As a result of the foregoing factors, we incurred a net loss of $(1,880,309) and $(1,531,362) for the three months ended October 1, and October 2, 2005, respectively, and a net loss of $(5,529,414) and $(5,103,381) for the nine months ended October 1, 2006 and October 2, 2005, respectively. Our net loss per share was $(0.03) and $(0.05) for the three months ended October 1, 2006 and October 2, 2005, respectively, and our net loss per share was $(0.12) and $(0.17) for the nine months ended October 1, 2006, and October 2, 2005, respectively.

Liquidity and Capital Resources

On October 1, 2006, we had cash on hand of approximately $1,689,000. We project that this amount of cash will be sufficient to support our operations through December 2006, without relying on incoming revenues from sales to customers or additional sales of our securities. We will need additional funds from financing in order to sustain our operations after December 2006 and beyond. In the event we do not receive financing before the end of December, we may be unable to fund operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB Staff Position (FSP) 123(R)-3 provided an alternative transition method of accounting for the tax effects of adopting SFAS 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123(R) by us for determination of the one-time election for purposes of transition. We are evaluating the alternative methods.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, Procera does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

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

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE.

For the three months ended October 1, 2006 we had losses from operations of $(1,707,509). From May 1, 2002, the date of our inception, through October 1, 2006 we had net losses from operation of $(23,210,240). We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to product development and substantial sales and marketing expenses. In addition, our plans are to invest heavily in marketing and promotion, to hire additional employees, and to enhance our network content and management technologies. Our management believes these expenditures are necessary to build and maintain hardware and software technology and to penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be significantly greater. We may never achieve profitability.

WE WILL NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through December 2006, and therefore, we will need to raise additional funds before the end of December. If any of our assumptions are incorrect, we may need to raise capital before the end of December 2006. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability could have a material adverse effect on our business, results of operations and financial condition.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 100,000,000 shares of common stock and 15,000,000 shares of preferred stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At November 15, 2006, there were 65,089,855 shares of common stock outstanding, warrants to purchase 7,661,726 shares of common stock, stock options to purchase 4,037,111 shares of common stock. In addition, there are ungranted stock options to purchase 3,462,889 shares of common stock and 3,000,000 shares of common stock reserved for incentive shares and options resulting from Procera’s acquisition of Netintact and Netintact PTY.

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
Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Douglas J. Glader, our Chief Executive Officer, Gary J. Johnson, our Senior Vice President of Sales and Marketing and Sven-Eric Nowicki our President of Netintact. The loss of the services of any of our executive officers or key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We do not have employment contracts with any of our personnel. We currently do not have key person insurance in place. If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take his place. There is no assurance that we would be able to find such an employee. If we fail to find one or find one timely, our product development may slow down or stop. We could fail to implement our strategy or lose the sales and marketing momentum.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. Recently, we have purchased Netintact and Netintact PTY. We could have difficulty in assimilating those companies’ personnel and operations. In addition, the key personnel of the acquired companies may decide not to work for us. These acquisitions could distract our management and employees and increase our expenses. Furthermore, we had to issue equity securities to pay for these acquisitions which had a dilutive effect on our existing shareholders. Furthermore, we may to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

— actual or anticipated fluctuations in our quarterly operating results;

— announcements of technological innovations;

— changes in financial estimates by securities analysts;

— conditions or trends in the network control and management industry;

— changes in the market valuations of other such industry related companies; and

— the acceptance of market makers and institutional investors of us and our stock.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 15, 2006, we had 65,089,855 shares of common stock outstanding.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

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

Procera Networks, Inc.,
a Nevada corporation
November 20, 2006
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