Form 10KSB
period 2006-12-31
PROCERA NETWORKS INC
filed 2007-04-16
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

State issuer’s consolidated revenue for its most recent fiscal year: $1,915,760 for the fiscal year ended December 31, 2006.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the price at which common equity was sold as of March 30, 2007 was $161,849,784. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

-	general economic and business conditions, both nationally and internationally and in our markets,
-	our history of losses,
-	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
-	our ability to implement our growth strategy,
-	anticipated trends in our business,
-	advances in technologies, and
-	other risk factors set forth under "Risk Factors" in this annual report.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

For the purpose of this annual report on Form 10-KSB, all reference to “we”, “our”, “us” or similar references are for the combined business operations of Procera, Netintact AB and Netintact PTY (all as defined below).

ITEM 1.	DESCRIPTION OF BUSINESS.

Corporate History

Procera Networks, Inc. (“Procera”) is a Nevada corporation and is headquartered in Los Gatos, California. Procera was spun out from Digi International of Eden Prairie, Minnesota by Douglas Glader on May 1, 2002. On October 16, 2003, Procera merged with Zowcom, Inc, a publicly-traded Nevada corporation. The merged company started trading under the symbol OTC: BB:PRNW.OB.

On June 28, 2006, Procera and all shareholders of Netintact AB, a Swedish corporation ("Netintact") entered into a First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), and closed the transaction effective August 18, 2006, making Netintact a wholly owned subsidiary of Procera. The Agreement was amended on January 24, 2007 to, among other things, amend several of the terms and conditions of the incentive warrants and closing date warrants. A copy of amended is attached hereto to this Report.

On September 29, 2006, Procera and two of the three shareholders of Netintact PTY, an Australian company (“Netintact PTY”) entered into a certain Stock Exchange Agreement and Plan of Reorganization for the purchase of forty-nine percent (49%) of the issued and outstanding securities of Netintact PTY and closed the transaction effective as of September 29, 2006. Netintact, the remaining shareholder of Netintact PTY, owns 51 shares of Common Stock of Netintact PTY, constituting fifty-one (51%) of the issued and outstanding securities of Netintact PTY. At the close of this transaction, Procera owned 100% of the outstanding shares of Netintact, PTY.

Netintact, AB developed a deep packet flow based product family, called PacketLogic, and sold this product family over a period of 3 years to some 200 customers mainly in Scandinavia (at the time of the merger). As a result of the Netintact AB and Netintact PTY mergers, the nature of our business has changed dramatically. The PacketLogic family of products now forms the core of our product offerings. There are now over 600 PacketLogic installations at more than 300 customers worldwide.

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

It is widely reported in both industry press and the popular press that a crisis on the network will emerge in 2007, driven primarily by the very large increase in the number of video applications that are now being used by internet users. Popular reports indicate that this looming crisis will strongly affect Internet Service Providers (“ ISP's”) and enterprises worldwide. Triple-play networks (video, voice, and data) are now common, with mobile devices and applications increasingly being supported. Today's applications are incorporating voice and video freely as demonstrated by You Tube, Skype, Slingbox, Joost, Internet TV, Voice-over-IP, and Internet Gaming. These new applications demand more bandwidth and are less tolerant of network delays. Furthermore, many of these applications are increasingly difficult to detect often disguising themselves, jumping ports, or encrypting to avoid detection. The impact can be ruinous for the enterprise, e-mail, CRM, ERP, and other mission-critical applications and for service providers. To compound matters, regulatory compliance requirements from CALEA are now mandating an unprecedented level of visibility, traceability, and accountability over network activity.

In this new complex network world, the old tried and true approaches of simply adding more bandwidth and/or inspecting packets won’t work. The dot-com boom led to an overbuilding and overcapacity of bandwidth. So following the dot-com bust, throwing more bandwidth to the problem was the cheap and expedient solution to growing congestion. Now, the demand for bandwidth is reported to have caught up with supply. Equally significant, there is growing awareness that the new breed of applications would cause network congestion even if additional bandwidth was still inexpensive.

There are several products that attempt to solve the problems set out above. These products are all based on packet inspection. These products, using technology called deep packet inspection (”DPI”), have been popular in the past, but cope poorly with the new environment. This is because tracking only packets is similar to receiving only fragments of a telephone conversation. It is hard to figure out what is going on. A packet sampling based approach often leads to incorrect conclusions and identification especially now that applications commonly disguise, morph and encrypt themselves to avoid detection.

The Procera Solution

The growing crisis on the network in the form of increased congestion has led to the opportunity for our products which use a more accurate approach to network traffic analysis than competitors.

PacketLogic is designed for ISPs and broadband service networks as a flow-based intelligent network traffic and service management system. The core of the product suite functionality is a proprietary engine called Datastream Recognition Definition Language (“DRDL”) that provides network traffic identification and control availability based on the inspection of packet flows. The Company calls this approach Deep Flow Inspection (“DFI”). DFI looks at the flow of many packets in both directions to make decisions about network usage. DFI yields significantly more accurate identification of applications when compared to packet-based approaches or DPI. Because DFI examines flows and context, it is better at detecting disguised, morphed and encrypted traffic. Furthermore, PacketLogic's identification engine is identifying internet traffic at wire-line speed. And Accurate identification of the traffic in a network is of course the critical first step to achieving control.

Applications

Our core market is the commercial broadband service providers. This includes ISP's, telephone companies, wireless ISP (WiSP's), FTTx (Fiber-to-the-Home, Fiber-to-the-Premise), and cable companies.

Additionally, we have customer installations concentrated in certain vertical markets where broadband service deployments are accelerating, particularly utilizing wireless technologies or where compliance mandates value our highly accurate identification methodology. These segments include:
•	Hospitality;
•	Multi-tenant units;
•	Municipalities;
•	Universities and Colleges; and
•	Lawful Intercept Compliance (CALEA)

Distribution

We utilize our own direct sales force to target the largest broadband service providers, telcos, carriers and enterprises. Procera also engages a worldwide network of value added resellers (“VAR”) to penetrate particular geographic regions and market segments. The direct and indirect sales mix varies by geography and target industry.

Competition

Our primary competitors are Allot, Sandvine, Cisco/P-cube and Ellocoya. These companies generally employ some form of single packet inspection methodology, implemented to some degree in custom hardware. We compete effectively in our market sub-segments. This is because PacketLogic's DFI approach yields higher identification accuracy and more timely response to newly released internet applications. We believe our current products provide our customers with superior performance, quality, and cost.

Intellectual Property

Our intellectual property(“IP”) includes several years of software development by an exceptionally highly trained team of programmers in Sweden. The core IP is protected by trade secret law and contractual rights. We have also filed patent applications with broad claims that if allowed may cover a rich combination of design and algorithms that may be fundamental to future solutions in the areas of our core markets We currently require all employees to sign confidentiality agreements as well as invention assignment agreements. All our design and architecture work is done at our Research and Development center in Varberg, Sweden.

Employees

As of December 31, 2006, we employed 41 people, of which 16 were employed in engineering, 3 in operations, 15 in sales and marketing, and 7 in management and administration. Of this, 14 are employees of Netintact AB and 2 of Netintact PTY. None of our employees are members of a labor union. Management believes that relations with our employees are good.

RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We completed the merger of Netintact on August 18, 2006 and Netintact, PTY on September 29, 2006. The products we sell are exclusively from the merged company. While we have the experience of Netintact operations on a stand alone basis, we have had limited operating history on a combined basis upon which we can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be achieved from our combined operations.

We have only recently launched many of the products and services on a worldwide basis. You must consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE.

For the twelve months ended December 31, 2006 we had losses from operations of $(7,503,479). We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses. Our management believes these expenditures are necessary to build and maintain hardware and software technology and to further penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

WE WILL NEED FURTHER CAPITAL.

Based on curent reserves and anticipated cash flow from operations, our working capital will be insufficient to meet the needs of our business in the second half of 2007. As a result, we anticipate raising additional capital in the near term. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability could have a material adverse effect on our business, results of operations and financial condition.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 100,000,000 shares of common stock and 15,000,000 shares of preferred stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At December 31, 2006 there were 67,663,855 shares of common stock outstanding, warrants to purchase 8,901,344 shares of common stock, stock options to purchase 5,483,784 shares of common stock. In addition, there are ungranted stock options to purchase 2,016,216 shares of common stock pursuant to our stock option plans, 166,250 shares for warrants paid for in December 2006, and 5,462,758 shares of common stock reserved but not issued for incentive shares resulting from Procera's acquisition of Netintact and Netintact PTY.

COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. We plan to expand in all areas and will require experienced personnel to augment our current staff. We expect to be recruiting experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management. We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels. Economic conditions may result in significant competition for qualified personnel and we may not be successful in attracting and retaining such personnel. Our business will suffer if it encounters delays in hiring these additional personnel.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Douglas J. Glader (Chief Executive Officer), Gary J. Johnson (Senior Vice President of Sales and Marketing), Sven-Eric Nowicki (President of Netintact), Alexander Havang (Chief Technical Officer), Thomas Williams (Chief Financial Oficer), Jon Linden (Vice President, European Sales) Albert Lopez (Vice President Product Management) and Paul Eovino (Controller) . The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We currently do not have key person insurance in place. If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take his place. There is no assurance that we would be able to find such an employee. If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down or stop. We could fail to implement our strategy or lose the sales and marketing and development momentum.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND HAVE SIGNIFICANTLY GREATER RESOURCES.

We compete in a rapidly evolving and highly competitive sector of the networking technology market. We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by it on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business. We compete with Cisco Systems/P-Cube, Allot, Ellocoya, and Sandvine, as well as other companies which sell products incorporating competing technologies. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

All of our current revenues and a significant portion of our future growth depend on the commercial success of our PacketLogic family of products. If we target customers that do not widely adopt, purchase and successfully deploy our PacketLogic products, our revenues will not grow significantly.

THE MARKET IN WHICH WE COMPETE IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our technological approach will achieve broad market acceptance or that other technology or devices will not supplant our products and technology.

IF THE BANDWIDTH MANAGEMENT SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

The market for bandwidth management solutions is in an early stage of development and our success is not guaranteed. Therefore, we cannot accurately predict the future size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks. The failure of the market to rapidly grow would adversely affect our sales and sales prospects leading to sustained financial losses.

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

WE HAVE LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

For our primary line of PacketLogic products, we rely on trade secret law, contractual rights and trademark law to protect our intellectual property rights and for the intellectual property we developed prior to the acquisition of Netintact, we rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of the software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

WE EXPECT OUR PRODUCTION VOLUME TO INCREASE CAUSING DEPENDENCE ON CONTRACT MANUFACTURERS WHICH COULD HARM OUR OPERATING RESULTS.

If the demand for our products grows, we will need to increase our capacity for material purchases, production, test and quality functions. Any disruptions in product flow could limit our revenue growth and adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

If we rely on independent contractors to manufacture our products, we will be reliant on their performance to meet business demand. We may experience delays in product shipments from contract manufacturers. Contract manufacturer performance problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or a reduction in the general capacity of the contract manufacturing industry may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

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

SOME OF OUR CUSTOMERS MAY NOT HAVE THE RESOURCES TO PAY FOR OUR PRODUCTS AS A RESULT OF THE CURRENT ECONOMIC ENVIRONMENT.

Some of our customers may experience serious cash flow problems and, as a result, find it increasingly difficult to finance their operations. If some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as forecast, or cancel orders entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Recent regulatory changes, including the Sarbanes-Oxley Act of 2002, and future accounting pronouncements and regulatory changes, will have an impact on our future financial position and results of operations. These changes and proposed legislative initiatives are likely to affect our general and administrative costs. In addition, insurance costs, including health and workers' compensation insurance premiums, have been increasing on a historical basis and are likely to continue to increase in the future. Recent and future pronouncements associated with expensing executive compensation and employee stock option may also impact operating results. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND COMPLEX GOVERNMENT REGULATIONS OR ELSE OUR PRODUCTS MAY NOT BE WIDELY ACCEPTED, WHICH MAY PREVENT US FROM GROWING OUR NET REVENUE OR ACHIEVING PROFITABILITY.

The market for network equipment products is characterized by the need to support new standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our manufacturers' property. In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results. We currently have significant redundant, capacity in Sweden in the event of a natural disaster or catastrophic event in Silicon Valley. In the event of such an occurrence, our business could non the less suffer. The operations in Sweden are subjects to disruption by extreme winter weather.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. Recently, Procera has purchased Netintact and Netintact PTY. Procera could have difficulty in assimilating those companies' personnel and operations. In addition, the key personnel of the acquired companies may decide not to work for us. These acquisitions could distract our management and employees and increase our expenses. Furthermore, Procera had to issue equity securities to pay for these acquisitions which had a dilutive effect on its existing shareholders and it may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to Procera’s existing shareholders.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF PROCERA DIFFICULT.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that industry stocks, in general, will sustain their current market prices. Factors that could cause such volatility may include, among other things:

-	actual or anticipated fluctuations in our quarterly operating results;
-	announcements of technological innovations;
-	changes in financial estimates by securities analysts;
-	conditions or trends in the network control and management industry;
-	changes in the market valuations of other such industry related companies; and
-	the acceptance of market makers and institutional investors of our stock.

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

ADDITIONAL SHARES HELD BY EXISTING STOCKHOLDERS MAY BE SOLD INTO THE PUBLIC MARKET IN THE FUTURE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2006, we had 67,663,855 shares of common stock outstanding.

ITEM 2.	DESCRIPTION OF PROPERTIES.

Our headquarters are located at 100 Cooper Court, Los Gatos, California, 95032. We have a 37-month lease starting from June 1, 2005 and the rent is $12,949 per month for the first year, $14,126 per month for the second year, and $15,304 per month for the third year for 11,772 square feet. The Swedish headquarters of Netintact is located at Hardgatan 13C, 432 31, Varberg, Sweden. We have a 36 month lease starting from May 31, 2005 and the rent is $2,165 per month for 331 square meters. In addition, Netintact PTY leases 55 square meters located at 205 566 St Kilda Road, Melbourne VIC 3004, Australia; the lease is for 12 months starting December 9, 2006 with a monthly payment of $1,156. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY.

Procera’s common stock is quoted on the OTC Bulletin Board under the symbol "PRNW". Procera’s common stock has been traded on the OTC Bulletin Board since June 24, 2003. Prior to that date, Procera’s common stock was not actively traded in the public market. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as stated in the Over the Counter Bulletin Board Quarterly Trade and Quote Summary Report for the year ended December 31, 2006.

	HIGH BID	LOW BID
First Quarter 2005	$2.47	$1.22
Second Quarter 2005	$2.16	$0.88
Third Quarter 2005	$1.19	$0.42
Fourth Quarter 2005	$0.66	$0.35
First Quarter 2006	$0.88	$0.45
Second Quarter 2006	$0.75	$0.46
Third Quarter 2006	$0.85	$0.43
Fourth Quarter 2006	$2.28	$0.77

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. On December 31, 2006, the closing price of our common stock on the OTCBB was $2.19.

HOLDERS.

As of December 31, 2006, Procera had approximately 1,647 holders of its common stock. The number of record holders was determined from the records of Procera’s transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of Procera’s common stock is Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

DIVIDEND POLICY.

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

DESCRIPTION OF SECURITIES.

The descriptions in this section and in other sections of this annual report of Procera’s securities and various provisions of the Company’s articles of incorporation and its bylaws are limited solely to descriptions of the material terms of its securities, articles of incorporation and bylaws. Procera’s articles of incorporation and bylaws have been filed with the SEC as exhibits to this annual report

Procera’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2006, 67,663,855 shares of Procera’s common stock and no shares of its preferred stock were issued and outstanding. This excludes an aggregate of 23,196,602 shares of common stock reserved for issuance upon achievement of milestone incentives and the exercise of stock options and warrants.

COMMON STOCK.

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

PREFERRED STOCK.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” set forth later in this Item 6.

OVERVIEW.

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a global provider of intelligent network traffic identification, control and service management infrastructure equipment. Procera’s core product suite, the PacketLogic line of appliances, provides the most accurate application identification engine available today. PacketLogic is deployed at more than 300 broadband service providers (“SP’s”), telephone companies, colleges and universities worldwide.

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

On August 18, 2006, Procera and all shareholders of Netintact AB, a Swedish corporation ("Netintact") entered into a First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the " Agreement "), and closed the transaction effective as of August 18, 2006, making Netintact a wholly owned subsidiary of Procera. The Agreement was amended on January 24, 2007 to, among other things, amend several of the terms and conditions of the incentive warrants, closing date warrants and incentive share plan. A copy of the amendment is attached hereto to this Report.

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

Consolidated financial information for the year ended December 31, 2006 includes historical financial information of Procera from January 2, 2006, historical financial information of Netintact AB from August 19, 2006, and financial information of Netintact PTY from September 30, 2006.

PLAN OF OPERATION

Since our inception, Procera has funded its operations primarily through proceeds from the private placement of equity. Procera received aggregate proceeds of approximately $5.5 and $4.8 million from private placements of common stock in February and November 2006 respectively and $0.3 million from warrants exercised in 2006

RECENT DEVELOPMENTS

On November 30, 2006, Procera completed the sale of 5,100,000 shares of its restricted common stock for $1.00 per share for a total of $5,100,000 to fifteen accredited investors (the “November 2006 Investors”). Chadbourn Securities served as the lead placement agent for the transaction. The November 2006 Investors purchased the shares pursuant to subscription agreements (each a “Subscription Agreement”). In conjunction with the transaction, Procera also issued warrants to the November 2006 Investors to purchase an aggregate of 1,020,000 shares of its common stock at per share price of $1.50 and to Chadbourn Securities and other placement agents to purchase an aggregate of 360,000 shares of its common stock at a per share price of $1.00. The warrants are exercisable, in whole or in part, for three years following the effectiveness of the registration statement. Procera’s Board of Directors accepted the terms for the sale of the shares after pursuing all financing alternatives and based upon advice from its lead placement agent. Each Investor completed a Subscription Agreement and a Registration Rights agreement. The Investors and the placement agents also received registration rights with respect to the shares of common stock issued and to the shares of common stock underlying the warrants.

Those investors who participated in Procera’s private placement of restricted common stock for $0.40 per share for a total of $6,000,000 in February 2006 (the “February 2006 Investors”), the November 2006 Investors and certain other entities, entered into a registration rights agreement with Procera. As of the filing of this Report, Procera has not filed a registration statement for the registration of those shares of common stock and the shares of common stock underlying the warrants. In April 2007, we obtained an amendment to the registration rights agreements from November 2006 Investors holding a majority of the shares issued in the November 2006 private placement and from 100% of the February 2006 Investors who cannot currently sell all of their stock under Rule 144 in one quarter to extend the required filing date of the initial registration statement to June 30, 2007, a deadline that we believe we will be able to meet.

On January 24, 2007, Netintact and Procera entered into a First Amendment to the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the “Amendment”) copy of which is attached to this Report. The Amendment amended several of the terms and conditions of the incentive warrants and closing date warrants by, among other things, (i) obligating Procera to pay all social fees which Netintact and Holders are obligated to pay pursuant to Swedish Law, and (ii) making all warrants immediately exerciseable if certain conditions are met. In addition, the incentive shares plan was amended by clarifying that all employees of Netintact, or any subsidiary of Netintact, can receive distributions of shares and that, in the event an employee who is entitled to incentive shares is no longer employed on such distribution date, the remaining employees, who are entitled to participate, shall be eligible to receive be such shares on a pro rated basis.

Procera has only recently generated significant revenues, since its acquisition of Netintact AB and Netintact PTY., and therefore Procera can draw no conclusions regarding the seasonality of its business.

In 2006, Procera emerged from being a development-stage enterprise and future liquidity may be dependent upon debt and equity financing from outside investors. We have yet to generate a positive internal cash flow and until revenues increase from the sale of our products, we may be dependent upon future debt and equity funding.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE YEAR ENDED JANUARY 1, 2006

Revenues, Costs of Sales and Gross Profit.

	Fiscal Year Ended December 31,
Revenue	2006	2005	Change	% Change
Sales	1,914,430	254,809	1,660,9510	651%

Costs of Sales	630,788	307,799	224,217	105%

Gross Profit (Loss)	1,283,642	(52,990)	1,436,734	NC

Revenues

From the date of its inception on May 1, 2002 through July 2, 2006, Procera was a development stage company, devoting all of its efforts and resources to developing and testing new products and preparing for introduction of its products into the market place. During this period, Procera generated insignificant revenues from actual sales of its products.

During the fiscal year ended January 1, 2006, Procera recognized revenues of $254,809 from sales of its OptimIP product offerings.

Beginning with the three months which ended October 1, 2006, Procera emerged from its development stage and began to recognize increased revenues from sales of PacketLogic software products. Due to Procera having an increased revenue stream from its products, it has emerged from development stage status.

During the fiscal year ended December 31, 2006, Procera recognized consolidated revenues of $1,914,430, primarily from sales of PacketLogic products, of which revenues of $1,398,917 were recognized by Netintact AB and Netintact PTY from their respective dates of acquisition through December 31, 2006. During the fiscal year ended January 1, 2006, Procera recognized revenues of $254,809. The substantial increase of 2006 over 2005 was due to the merger with Netintact, AB.

Cost of Sales

Cost of sales of $630,788 and $307,799 reported for the fiscal years ended December 31, 2006 and January 1, 2006, respectively, include: (a) the direct cost of materials for products sold; (b) charges to write-down the value of Procera's inventories;(c) transportation in costs; and (d) cost of warranty allowance for products sold. Procera follows the accounting policy of valuing inventories at the lower of cost or market, with standard FIFO cost used to determine inventory cost. Standard costs are evaluated at the end of each fiscal quarter and are adjusted, if necessary, to equate to actual costs. As a result of adjusting standard costs to equate with actual costs, cost of sales was charged $173,343 and $19,129 during the fiscal years ended December 31, 2006, and January 1, 2006, respectively.

Procera follows the accounting policy of charging cost of goods sold for an estimated inventory reserve against consigned inventory for products shipped to end users for evaluation purposes. For evaluation shipments, the end user has 30 days in which to decide to keep the consigned products and pay billed price for them or return them to Procera. If such products are returned to Procera, they are recorded as used inventory and are placed in the pool of products which may be used for future evaluation trials. Inventory reserve amounts of $77,273 and $59,229 where charged to cost of sales during the fiscal years ended December 31, 2006 and January 1, 2006, respectively.

Because volume sales were not achieved during 2006, the majority of fixed and variable overhead costs have been expensed and reported as engineering operating expenses. During the fiscal years ended December 31, 2006 and January 1, 2006, one-half of labor charges for receiving and storekeeping, as well as facilities expenses related to square footage occupied by receiving and storekeeping totaling $78,056 and $36,531, respectively, were charged to cost of sales. Beginning in fiscal 2007, reported cost of sales will include 100% of fixed and variable manufacturing overhead costs.

Gross Profit or Loss and Margins

Gross profit reported for the fiscal year ended January 1,2006 was ($52,990) and consolidated gross profit reported for the fiscal year ended December 31, 2006 was $1,283,642. The increase in gross profit of approximately $1,337,000 is attributable to the fact that 73% of our consolidated revenues came from sales of PacketLogic products following the acquisitions of Netintact AB and Netintact PTY during our third fiscal quarter of 2006. Because PacketLogic software products were completely developed and field tested by customers of the Netintact companies, gross margins on these products are significantly higher than any other products we have sold to date.

Excluding inventory write-downs and reserves, which are not expected to occur on a regular basis, margins for the fiscal years ended December 31, 2006 and January 1, 2006 were 80% and 10%, respectively.

	Fiscal Year Ended
	December 31, 2006	January 1, 2006

Revenues	$1,914,430	$254,809
Cost of sales:
Direct material cost	295,403	184,878
Inventory write-downs	173,343	19,129
Inventory reserves	77,273	59,229
Applied manufacturing overhead	78,056	36,531
Warranty allowances	6,713	8,032
Total cost of sales	630,788	307,799
Gross Profit	$1,283,642	$(52,990)
Gross margin	67%	(21%)
Gross margin (excluding inventory write-downs and reserves)	80%	10%

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2006 totaled $9,046,598 as compared to $6,696,503 incurred during the fiscal year ended January 1, 2006. These expenses increased by approximately $2,350,000 during 2006 as a result of the following:

(a)	Operating expenses of Netintact AB and Netintact PTY	$890,000
(b)	Increase in employee stock based compensation	1,228,000
(c)	Increase in amortization expenses (net)	960,000
(d)	Increase in audit, legal expenses	297,000
(e)	Increase in investor relations expense	371,000
(f)	Decrease in outside consulting expenses	(526,000)
(g)	Decrease in salaries, taxes, and benefits	(272,000)
(h)	Decrease in bad debt expense	(107,000)
(i)	Decrease in software license & maintenance expense	(63,000)
(j)	Decrease in sales and marketing expenses	(59,000)
(k)	Decrease in travel & entertainment	(33,000)
(l)	Decrease in development materials used	(44,000)
(m)	Decrease in insurance expense	(42,000)
(n)	Decrease in expendable equipment & equipment rental	(19,000)
Net increase in operating expenses		$2,350,000

(a)    On August 18, 2006, Procera acquired all of the issued and outstanding stock of Netintact AB, a Swedish corporation. At that time, Netintact AB owned 51% of issued and outstanding stock of Netintact PTY, an Australian corporation. On September 29, 2006, Procera acquired the remaining 49% of issued and outstanding stock of Netintact PTY. The consolidated operating results reported by Procera for the fiscal year ended December 31, 2006 include operating results of Netintact AB from August 18, 2006 through December 31, 2006 and operating results of Netintact PTY from September 30, 2006 through December 31, 2006. As a result, Procera included in its operating expenses reported for the year ended December 31, 2006 approximately $890,000 of operating expenses incurred by Netintact AB and Netintact PTY since their respective dates of acquisition by Procera.

(b)    Effective January 2, 2006, Procera adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” Accordingly, employee stock based non-cash compensation expense increased by approximately $729,000 during the fiscal year ended December 31, 2006 as a result of implementing the provisions of SFAS 123 (R).

(c)    Procera’s acquisition of Netintact AB and Netintact PTY in exchange for shares of Procera’s restricted common stock resulted in the recognition and reporting of the following intangible assets: Customer Base ($4,317,000); Product Software ($4,578,000); and Management Information& Related Software ($2,224,000). These asset values were determined for Procera by an independent consulting organization. These intangible assets are being amortized on a straight-line basis over 36 calendar months. Accordingly, amortization for these intangible assets during the fiscal year ended December 31, 2006 amounted to $1,228,000.

(d)    In relation to the acquisitions of Netintact AB and Netintact PTY, Procera incurred an increase in audit, legal, and consulting expenses, amounting to $297,260 during the fiscal year ended December 31, 2006.

(e)    An investor relations firm was retained during 2006 to provide monthly investor relations services to the Company in exchange for 45,833 shares of common stock per month, valued at a market value of $0.70 per share, which represents the market value of the company’s common shares on the date the firm was retained.

(f)    During fiscal 2005, several investment financing firms were issued warrants to purchase the Company’s common stock as compensation to search for investors to participate in private placement sales of the Company’s common stock. Because the efforts of these firms on behalf of the Company was largely unsuccessful, the market value of the warrants issued was recognized and reported as consulting expenses for that year in the amount of approximately $526,000.

(g)    The Company’s employee headcount was reduced by 3 employees during 2006, resulting in a reduction in salaries and related taxes and insurance expenses of approximately $272,000.

(h)    During the fiscal year which ended December 31, 2006, a bad debt reserve for uncollectible accounts in the amount of $11,000 was expensed, compared with a bad debt expense of $118,000 during the fiscal year ended January 1, 2006.

(i)    Software licenses and software maintenance relating to Procera’s OPT2402 and OPT12012 products expired and were not renewed during the fiscal year ended December 31, 2006 because Procera has diverted all of its sales efforts to selling PacketLogic software which was acquired from Netintact AB.

(j)    During the fiscal year which ended December 31, 2006: (a) marketing consulting expenses decreased ($54,000); (b) website development expenses decreased ($18,000); (c) marketing literature expenses decreased ($20,000); offset by (d) an increase in independent sales representative expenses of $24,000; and (e) an increase in trade show and conference expenses of $9,000.

Interest and Other Income

During the fiscal year which ended December 31, 2006, Procera earned interest income of $11,880 on cash balances deposited in a money market account, compared to interest income of $6,176 earned on similar deposits during the fiscal year which ended January 1, 2006. In addition, Procera recognized a currency conversion rate gain of $8,900 during the fiscal year which ended December 31, 2006.

Net Loss

Procera incurred a consolidated comprehensive loss of $7,503,479 for the fiscal year ended December 31, 2006, compared to a net loss of $6,738,915 for the fiscal year ended January 1, 2006. From its inception through December 31, 2006 Procera has sustained operating losses and it expects such losses to continue.

Liquidity and Capital Resources

Procera's balance of cash and cash equivalents of $5,214,177 at December 31, 2006 represents primarily net proceeds of approximately $4,840,000 from the private placement sales of common stock to thirty-three accredited investors which closed on November 30, 2006, and cash and cash equivalents of approximately $600,000 held by Netintact AB and Netintact PTY. Chadbourn Securities served as lead placement agent, along with several other participating agents, for the private placement transactions which resulted in net proceeds of approximately $4,840,000 to the Company. The placement agents received a total of $259,641 in cash and warrants to purchase 360,000 shares of Procera’s common stock at $1.00 per share as compensation for their services.

We project that cash and cash equivalents on hand at December 31, 2006 will be insufficient to meet the needs of our business in the second half of 2007.  Procera expects that additional funds from the sale of equity will be needed in order to support its business plan.

In 2006, our cash outflow from operating activities was primarily the result of costs incurred in operating our business, our cash outflow from investing activities was primarily the result of fixed asset purchases, and our cash inflow from financing activities was from private placements and warrants exercised, during 2006.

In 2005, our cash outflow from operating activities was primarily the result of costs incurred in operating our business, our cash outflow from investing activities was primarily the result of fixed asset purchases, and our cash inflow from financing activities was from private placements that occurred during 2005

Debt and Lease Obligations

At December 31, 2006, Procera had obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% to 10%. Procera also leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2010.

As of December 31, 2006, future minimum lease payments that come due in the current and following fiscal years ending December 31 are as follows:

	Capital Leases	Operating Leases
2007	$24,861	$225,110
2008	22,982	88,305
2009	2,539
2010 and thereafter
Total minimum lease payments	50,382	$313,415
Less: Amount representing interest	4,248
Present value of minimum lease payments	46,134
Less: Current portion	20,982
Obligations under capital lease, net of current portion	$25,152

Deferred Revenue Items

Procera has $346,346 of deferred revenue as of December 31, 2006, compared to $7,319 as of January 1, 2006.

Material Commitments of Capital

Procera uses third-party contract manufacturers to assemble and test its products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, Procera's agreements with some of these manufacturers allow them to procure long lead-time component inventory on its behalf based on a rolling production forecast provided by Procera. Procera may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. In addition, Procera issues purchase orders to its third-party manufacturers that may not be cancelable at any time. As of December 31, 2006, Procera had no open non-cancelable purchase orders with its third-party manufacturers.

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company had no off-balance sheet items as described by Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K. Procera has not entered into any transactions with unconsolidated entities whereby it has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose it to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides it with financing, liquidity, market risk or credit risk support

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Procera believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its financial statements:

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

STOCK-BASED COMPENSATION

Stock-based compensation to outside consultants is recorded at fair market value in accordance with SFAS 123(R) and EITF 98-16, and these costs are a component of general and administrative expense. Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), Procera accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 2, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in Procera’s statement of operations as the exercise price of Procera’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 2, 2006, Procera adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes Procera’s previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). Procera have applied the provisions of SAB 107 in its adoption of SFAS 123(R). Procera adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of Procera’s current year. Procera’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, Procera’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in Procera’s statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 2, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures (which are currently estimated to be minimal). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Procera’s pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

Procera’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by Procera’s stock price as our assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Procera’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

COMMITMENTS AND CONTINGENCIES.

Commitments and Contingencies are disclosed in the footnotes of the financial statements according to generally accepted accounting principles. If a contingency becomes probable, and is estimatable by management, a liability is recorded per SFAS No. 5.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have any material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Posistion FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. The adoption of this statement did not have any material impact on our results of operations or financial condition.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the effect, if any, of SFAS No. 155 on its financial position, operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006.  The Company has not yet determined the effect of FIN No. 48 on its financial position, operations or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect, if any, of SFAS No. 157 on its financial position, operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.  This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.  The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

ITEM 7.	FINANCIAL STATEMENTS

Procera Networks, Inc.
Consolidated Financial Statements
December 31, 2006

C O N T E N T S

Page

Report of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm	24

Report of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm	25

Audited Consolidated Financial Statements:

Consolidated Balance Sheet	26

Consolidated Statements of Operations and Comprehensive Income	27

Consolidated Statements of Stockholders’ Equity (Deficit)	28-30

Consolidated Statements of Cash Flows	31-32

Notes to Consolidated Financial Statements	33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Procera Networks, Inc.
Los Gatos, California

We have audited the accompanying consolidated balance sheet of Procera Networks, Inc. (“Procera”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procera Networks, Inc. as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31,2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

PMB Helin Donovan, LLP
San Francisco, California
March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Procera Networks, Inc.

We have audited the accompanying statements of operations, stockholders’ equity (deficit), and cash flows of Procera Networks, Inc. for the year ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Procera Networks, Inc. for the year ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Procera Networks, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred net losses since its inception and has experienced severe liquidity problems. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 13, 2006

Procera Networks, Inc.
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$5,214,177
Accounts receivable, net	1,161,170
Inventories, net	259,207
Prepaid expenses and other current assets	123,805
Total Current Assets	6,758,359

Property and Equipment, net	6,330,948
Other Assets	4,414,114
Total Assets	$17,503,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$286,232
Deferred revenue	383,231
Accrued liabilities	656,943
Leases payable—current portion	20,982
Total Current Liabilities	1,347,388

Long Term Liabilities
Deferred rent	20,621
Deferred tax liability	2,820,600
Leases payable—non-current portion	25,152
Commitments and Contingencies	-
Total Liabilities	4,213,761

Stockholders’ Equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized;
none issued and outstanding at January 1, 2006	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 67,663,855
shares issued and outstanding at December 31, 2006	67,664
Additional paid-in-capital	38,564,450
Accumulated deficit	(25,356,835)
Foreign currency translation adjustment	14,381
Total Stockholders’ Equity	13,289,660
Total Liabilities and Stockholders’ Equity	$17,503,421

The accompanying notes are an integral part of these financial statements

Procera Networks, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2006 and January 1, 2006

	Twelve Months Ended
	December 31,	January 1,
	2006	2006

Sales	$1,914,430	$254,809
Cost of sales	630,788	307,799
Gross Profit	1,283,642	(52,990)

Operating Expenses:
Engineering	3,065,266	2,604,897
Sales and marketing	2,274,429	1,752,886
General and administrative	3,706,903	2,338,720
Total Operating Expenses	9,046,598	6,696,503

Loss from operations	(7,762,956)	(6,749,493)

Other Income (Expense)
Interest and other income	16,822	11,724
Interest and other expense	(8,918)	(1,146)
Total Other Income (Expense)	7,904	10,578

Net loss before taxes	(7,755,052)	(6,738,915)
Provision for Income Taxes	251,573	-
Net loss after taxes	(7,503,479)	(6,738,915)

Other comprehensive income, net	-	-
Comprehensive Loss	$(7,503,479)	$(6,738,915)

Net loss per share - basic and diluted	$(0.15)	$(0.22)
Shares used in computing net loss per share-basic and diluted	50,443,688	30,445,423

The accompanying notes are an integral part of these financial statements

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit)
For the Twelve Months Ended December 31, 2006 and January 1, 2006

	Common Stock		Stock Issuance	Add. Paid-In	Subscribed Com. Stock		Receivable	Foreign Currency	Accum.	Total Stockholders'
Description	Shares	Amount	Costs	Capital	Shares	Amount	For Stock	Translation	Deficit	Equity

Balances, January 2, 2005	24,115,406	24,115	(771,892)	11,645,247	5,762,500	4,324,375	-	-	(11,114,441)	4,107,404

Issuance of common stock in connection with private placement of common stock at $0.80 per share in December 2004, less issuance costs of $285,625	5,762,500	5,763		4,318,612	(5,762,500)	(4,324,375)				-
Issuance of common stock at $1.86 per share to charity organization in connection with private placement in December 2004	17,473	17		32,483						32,500
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in March 2005	100,000	100		7,400						7,500
Issuance of common stock for cash at $2.00 per share upon exercise of warrants in March 2005, less issuance cost of $5,000	50,000	50	(5,000)	99,950						95,000
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in April 2005	75,000	75		5,550						5,625
Issuance of common stock for cash at $1.50 per share upon exercise of warrants in April 2005, less issuance cost of $4,898	557,438	557	(4,898)	835,600						831,259
Issuance of common stock for cash at $1.40 per share upon exercise of warrants in April 2005	102,500	103		143,397						143,500
Issuance of common stock for services provided at $0.51 per share in November 2005	165,000	165		83,985						84,150
Fair value of common stock warrants issued to non-employees				542,648						542,648
Stock based employee compensation				429,386						429,386
Common stock subscribed, net of issuance costs of $112,000					3,500,000	1,288,000				1,288,000
Common stock subscribed for services to be rendered					45,833	22,917				22,917
Net loss									(6,738,915)	(6,738,915)
Balances, January 1, 2006	30,945,317	30,945	(781,790)	18,144,258	3,545,833	1,310,917	-	-	(17,853,356)	850,974

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit)
For the Twelve Months Ended December 31, 2006 and January 1, 2006

	Common Stock		Stock Issuance	Add. Paid-In	Subscribed Com. Stock		Receivable		Foreign Currency	Accum.	Total Stockholders
Description	Shares	Amount	Costs	Capital	Shares	Amount	For Stock		Translation	Deficit	Equity
Balances, January 1, 2006	30,945,317	$30,945	$(781,790)	$18,144,258	3,545,833	$1,310,917	$-	$		$(17,853,356.00)	$850,974
Issuance of common stock for cash at $0.10 per share upon exercise of stock purchase rights	20,000	20		1,980							2,000
Issuance of common stock in connection with private placement of common stock at $0.40 per share in February 2006, less issuance costs of $482,541	11,500,025	11,500	(482,541)	4,588,510							4,117,469
Issuance of common stock in connection with private placement of common stock at $0.40 per share in February 2006, which had been subscribed and paid for in December 2005	3,500,000	3,500		1,396,500	(3,500,000)	(1,288,000)					112,000
Issuance of warrants to placement agents to purchase 1,500,000 common shares at $0.40 per share, as compensation for services provided in connection with the private placement in February 2006			(712,828)	712,828
Issuance of common stock in connection with private placement of common stock at $1.00 per share in November 2006, less issuance costs of $259,641	5,100,000	5,100	(259,641)	5,094,900							4,840,359
Issuance of common stock with a market value of $0.60 per share in exchange for 100% of the outstanding stock of Netintact AB (a Swedish corporation) in August 2006	15,713,513	15,714		8,670,950	1,826,000						8,686,664
Issuance of common stock with a market value of $0.82 per share in exchange for 49% of the outstanding stock of Netintanct PTY (an Australian corporation) in September 2006				273,693	760,000						273,693
Issuance of common stock for cash at $1.25 per share, upon exercise of stock warrants	60,000	60		145,252	56,250						145,312
Issuance of common stock for cash at $1.37 per share, upon exercise of stock warrants				82,200	60,000						82,200
Issuance of common stock for cash at $0.75 per share, upon exercise of stock warrants				37,500	50,000						37,500
Stock based employee compensation				1,168,611							1,168,611
Issuance of 825,000 shares of common stock, having a market value of $0.70 per share, in exchange for 18 months of investor relations services beginning with the month of December 2005	825.000	825		570,718	(45,833)	(22,917)	(160,420)				388,206

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit)
For the Twelve Months Ended December 31, 2006 and January 1, 2006

	Common Stock		Stock Issuance	Add. Paid-In	Subscribed Com. Stock		Receivable	Foreign Currency	Accum.	Total Stockholders'
Description	Shares	Amount	Costs	Capital	Shares	Amount	For Stock	Translation	Deficit	Equity
Issuance of warrants to placement agents to purchase 1,550,000 shares of common stock at $1.50 per share as compensation for private placement financial services in February 2006			(1,552,423)	1,552,423
Issuance of warrants to purchase 1,020,000 shares of common stock at $1.50 per share to investors who participated in the private placement financing in November 2006			(1,034,948)	1,034,948
Fair value of warrants issued to service providers				73,770						73,770
Foreign currency translation adjustment								14,381		14,381
Net Loss for 2006									(7,503,479)	(7,503,479)
Balances, December 31, 2006	$67,663,855	$67,664	($4,824,171)	$43,549,041	2,752,250	$	($160,420)	14,381	($25,356,835)	$13,289,660

The accompanying notes are an integral part of these financial statements

Procera Networks, Inc.
Consolidated Statements of Cash Flows
For the Twelve Months Ended December 31, 2006 and January 1, 2006

	Fiscal Year Ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities:
Net loss	$(7,503,479)	$(6,738,915)
Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued for service rendered	388,206	84,150
Common stock subscribed for services	-	22,917
Stock based compensation	1,168,611	429,387
Fair value of warrants issued to non-employee	73,770	542,647
Depreciation	44,520	32,214
Amortization of intangibles	1,227,761	-
Deferred income taxes	(298,252)	-

Other	158	-
Changes in assets and liabilities:
Accounts receivable	(684,003)	22,872
Inventory	(7,632)	(13,403)
Prepaid expenses and other assets	72,041	45,793
Accounts payable	(142,774)	221,910
Accrued liabilities, deferred rent	76.333	(128,220)
Deferred revenue	180,960	-

Net cash used in operating activities	(5,403,780)	(5,478,648)

Cash flows from investing activities:
Purchase of property and equipment	(178,313)	(25,335)
Cash acquired in acquisition of business	452,669	-
Net cash used in investing activities	274,356	(25,335)

Cash flows from financing activities:
Proceeds from issuance of common stock to investors, net	8,939,828	-
Proceeds from common stock subscription, net	-	1,288,000
Proceeds from exercise of warrants	265,012	1,082,884
Lease payments	(8,070)
Payment on loan payable	(110,000)	-
Proceeds from notes payable-related party	-	240,000
Other	2,000	-
Net cash provided by financing activities	9,088,770	2,610,884

Effect of exchange rates on cash and cash equivalents		-

Net increase in cash and cash equivalents	3,959,346	(2,893,099)

Cash and cash equivalents, beginning of period	1,254,831	4,147,930

Cash and cash equivalents, end of period	$5,214,177	$1,254,831

(continued)

The accompanying notes are an integral part of these financial statements

Procera Networks, Inc.
Consolidated Statements of Cash Flows
For the Twelve Months Ended December 31, 2006 and January 1, 2006

Supplemental cash flow information:
Cash paid for income taxes	$7,894	$830
Cash paid for interest	$5,072	$1,076

Non cash investing and financing activities:
Issuance of common stock in connection with
acquisition of Netintact AB and Netintact PTY	$9,444,776	$-
Issuance of common stock to charity organization in
connection with the private placement in December 2004	$-	$32,500

Conversion of notes payable	$130,000

Supplemental cash flow information regarding the Company’s acquisition of Netintact AB and Netintact PTY in 2006 is as follows:

Fair value of assets acquired	$13,304,434
Less liabilities assumed	(3,859,658)
Net assets acquired	9,444,776
Fair value of common shares issued	(9,444,776)
Cash acquired	(452,669)

The accompanying notes are an integral part of these financial statements

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

1.   Formation and Business of the Company

Procera Networks, Inc. (“Procera” or “the Company”) is a Nevada corporation and is headquartered in Los Gatos, California. Procera was spun out from Digi International of Eden Prairie, Minnesota by Douglas Glader on May 1, 2002. Procera’s mission was to develop and market intelligent network products to protect, control and optimize IP-based traffic. On October 16, 2003, Procera merged with Zowcom, Inc, a publicly-traded Nevada corporation. The merged company started trading under the symbol OTC: BB:PRNW.OB.

On June 28, 2006, Procera and all shareholders of Netintact AB, a Swedish corporation (“Netintact”) entered into a First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the “Agreement”), and closed the transaction effective as of August 18, 2006, making Netintact a wholly owned subsidiary of Procera. The Agreement was amended on January 24, 2007 to, among other things, amend several of the terms and conditions of the incentive warrants, closing date warrants and incentive share plan. A copy of the amendment is attached hereto to this Report

On September 29, 2006, Procera and two of the three shareholders of Netintact PTY, an Australian company (“Netintact PTY”) entered into a certain Stock Exchange Agreement and Plan of Reorganization and closed the transaction effective as of September 29, 2006. Netintact, the remaining shareholder of Netintact PTY, owns 51 shares of Common Stock of Netintact PTY, constituting fifty-one (51%) of the issued and outstanding securities of Netintact PTY.

As a result of the Netintact and Netintact PTY transactions, the core products and business of Procera have changed dramatically. Today, Procera is looking to become one of the prominent next generation traffic management solutions for broadband service networks. Netintact’s flagship product and technology, PacketLogic, now form the core of Procera’s product offering. There are over 600 PacketLogic installations at more than 200 service providers, telephone companies, enterprises, colleges and universities around the world.

Fiscal Year

Prior to the Fiscal year which ended December 31, 2006, the Company maintained its accounting records on a 52-53 week fiscal year, with the fiscal year ending on the Sunday nearest to December 31. Fiscal year 2005 ended January 1, 2006. Beginning with the current Fiscal year which ended December 31, 2006, the Company’s Board of Directors will discuss maintaining its accounting records on a Fiscal year which ends on December 31.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, at December 31, 2006, the Company has an accumulated deficit of $25,356,835and has sustained an operating cash flow deficiency of $19,340,047 since inception. In addition, the Company had insufficient cash at December 31, 2006 to fund its operations for the next fiscal year. The Company’s activities have been financed principally through borrowings and the issuance of equity.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)

The Company will require additional financing to fund ongoing operations. There can be no assurance that any new debt or equity financing could be successfully consummated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects certain report amounts and disclosures. Accordingly, actual results could differ from those estimates.

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through a combination of private equity, and lease financing. As of December 31, 2006, the Company had $5,214,177 of unrestricted cash and cash equivalents. During 2006, the Company obtained equity financing through private placements. The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional investment in operations. The Company expects that it will need to raise additional capital to accomplish its business plan. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Europe, Asia, Canada and the Middle East. There are a limited number of customers accounting for the majority of purchases in the industry worldwide. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balances.

On December 31, 2006, accounts receivable are owing from fifty customers and no one customer represents more than 12% of total accounts receivable.

Advertising Costs

Advertising costs are expenses as incurred. Advertising expenses were not significant for the periods ended December 31, 2006 and January 1, 2006.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on the first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

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

Assets Held under Capital Leases:

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Intangible Assets

Effective September 29, 2006, the Company completed the purchase of Netintact AB and Netintact PTY, a privately held software company. The assets acquired included approximately $11.1 million of intangible assets, other than goodwill. Of the $11 million of acquired intangible assets, $4.3 million was assigned to customer lists, $2.2 million to management information and software, and $4.6 million to product software, these intangible assets are subject to amortization. The $11 million of acquired intangible assets have an average useful life of approximately 3 years.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Goodwill

Effective September 29, 2006, the Company acquired Netintact AB and Netintact PTY, a privately held software company. The Company issued 18,299,514 shares of common stock with a total fair value of $9.4 million, in exchange for all outstanding shares of Netintact AB and Netintact PTY. The Company accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition did not exceed the preliminary estimated fair value of net worth of $.5million and intangible assets acquired by $8.9 million.

Subsequent to September 30, 2006, the Company completed the valuation of the intangible assets and analysis of deferred tax liabilities (pursuant to SFAS No. 109, paragraphs 30 and 258-260) it acquired in the Netintact transaction. Based on this analysis, the remaining an additional portion of the purchase price of $3.1 million was assigned to amortizable intangible assets of $2 million and $1 million to goodwill.

Impairment of Finite Life Intangible Assets

The Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., customer lists). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business, and a significant change in the operations of an acquired business.

As of December 31, 2006, no such triggering event has occurred, and, no impairment test was needed. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Impairment of Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Impairment of Goodwill (continued)

with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As of December 31, 2006, the Company concluded that there was no impairment to the carrying value of goodwill.

Stock and Warrants Issued to Third Parties

The Company accounts for stock and stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, if none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. The Company has not given any stock based consideration to a customer.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

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

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” The Company recorded employee stock-based compensation for the twelve months ended December 31, 2006 for options granted to employees with a market value of the underlying common stock greater than exercise price on the date of grant.

The pro-forma information for the fiscal years ended January 1, 2006 and January 2, 2005 was as follows:

	January 1, 2006	January 2, 2005
Net loss as reported	$(6,738,915)	$(6,363,169)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	429,386	1,068,615

Deduct; Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,412,246)	(969,854)

Pro forma net loss	$(7,721,775)	$(6,264,408)

Earnings per share basic and diluted:	$(0.22)	$(0.27)
Pro Forma	$(0.25)	$(0.27)

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Prior to the Adoption of SFAS No. 123(R) (continued)

The Company elected to adopt the modified-prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the fiscal year ended December 31, 2006 and the allocation to expense under SFAS No. 123(R) was as follows:

Year Ended
December 31,
2006
Stock-based compensation expense
from employee stock options	$1,168,611
Tax effect on stock-based compensation	-
Net effect on net loss	$1,168,611

Effect on basic and diluted net loss per share	$0.02

Year Ended
December 31,
2006
Cost of sales	$-
Engineering	787,859
Selling, general and administrative	380,752
Stock based compensation before income taxes	1,168,611
Income tax benefit	-
Total stock-based compensation expenses
After income taxes	$1,168,611

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Prior to the Adoption of SFAS No. 123(R) (continued)

The weighted average assumptions used for 2006 and 2005 are as follows:

	Year Ended
	December 31,	January 1,
	2006	2006
Risk free interest rate	4.79%	3.88%
Expected life of option	6.2 years	3.9 years
Expected dividends	0%	0%
Volatility	110%	114%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rates are taken from the 3-year and 7-year daily constant maturity rate as of the grant dates as published by the Federal Reserve Bank of St. Louis and represent the yields on actively traded Treasury securities for comparable to the expected term of the options. The expected life of the options granted in 2006 is calculated using the simplified method which uses the midpoint between the vesting period and the contractual grant date.

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized

Revenue Recognition

PROCERA recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in Procera’s control.

In these circumstances, PROCERA allocates revenue to each element based on its relative vendor specific objective evidence of fair value (“VSOE”). VSOE for products and software is established based on the Company’s approved pricing schedules. To establish VSOE for services, the Company uses standard billing rates based on said services. Generally, the Company is able to establish VSOE for all elements of the sales order and bifurcate the customer order or contract accordingly. In these instances, sales are recognized on each element separately. However, if VSOE cannot be established or if the delivered items do not have stand alone value to the customer without additional services provided, the Company recognizes revenue on the contract as a whole based on either the completed-performance or proportional-performance methods as described below.

In most cases, revenue from hardware and software product sales is recognized when title passes to the customer. Based upon the Company’s standard shipping terms, FCA Procera, title passes upon shipment to the customer.

Revenue is recognized on service contracts using either the completed-performance or proportional-performance method depending on the terms of the service agreement. When the amount of services to be performed in the last series of acts is so significant in relation to the entire service contract that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified subjective criteria, the completed-performance method is used. Once the last significant act has been performed, revenue is recognized. The Company uses the proportional-performance method when a service contract specifies a number of acts to be performed and the Company has the ability to produce reasonable estimates. The estimates used on these contracts are periodically updated during the term of the contract and may result in the Company’s revision of recognized sales in the period in which they are identified.

In many contracts, billing terms are agreed upon based on performance milestones such as the execution of a contract, the customer’s acceptance of a list detailing the equipment and/or vendor for products, the partial or complete delivery of products and/or the completion of specified services. Payments received before delivery has occurred or services have been rendered are recorded as deferred revenue until the revenue recognition criteria are met. Deferred revenue from maintenance or warranty contracts is recognized over the terms of the underlying contract.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company offers rights of return to certain end-user customers on the products it sells. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” the Company records a sales return allowance based on historical trends in product return rates, when such returns became material. The allowance for future sales returns as of December 31, 2006 was $20,950.

The Company provides products to direct customers under payment terms of net 30 days, with no price protection provisions. Under standard terms, we provide initial products to indirect channel customers (value-added resellers) under payment terms of net 45 days. Thereafter, under follow-on orders from value-added resellers the Company provides products under payment terms of net 30 days. Any terms other than those just described would be considered non-standard.

Deferred Revenue

Revenue under maintenance agreements is deferred and recognized over the term of the agreements (typically one year) on a straight-line basis. At December 31, 2006, deferred revenue totaled $ 383,231 and is included under “Deferred revenue” in the accompanying Balance Sheet.

Research and Development

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with outsourced software development activities. In accordance with SFAS No. 2, “Accounting for Research Development Costs”, all such costs are charged to expense as incurred.

Shipping and Handling Costs

The Company includes shipping and handling costs associated with inbound and outbound freight in costs of goods sold.

Product Development Costs

The Company accounts for internally-generated software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalization of eligible product development costs begins upon the establishment of technological feasibility, which we have defined as completion of a working model. Internally-generated software related costs that were eligible for capitalization was approximately $75,000 of which approximately $11,500 and $37,500 has been amortized and charged to “Engineering” in the statements of operations for the years ended December 31, 2006 and January 1, 2006, respectively.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses. For the fiscal year ended December 31, 2006 the changes in the components of other comprehensive income (loss) related to foreign currency adjustments were de minimis. For the fiscal years ended December 31, 2006 and January 1, 2006, the Company’s comprehensive income (loss) equaled its net loss.

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Fiscal Year Ended
	December 31,	January 1,
	2006	2006
Numerator - Basic and diluted	$(7,503,479)	$(6,768,915)

Denominator - basic and diluted
Weighted average common shares
outstanding	50,443,688	30,445,423
Weighted average unvested common
shares subject to repurchase	-	-

Total	$50,443,688	$30,445,423

Net loss per share - basic and diluted	$(0.15)	$(0.22)

Antidilutive securities:
Common stock subscriptions	166,250	3,545,833
Common stock reserved for incentives	5,462,758	-
Options	5,483,784	3,916,970
Warrants	8,901,344	7,213,178
Rights to purchase common stock	-	292,100

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Commitments and Contingencies:

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Foreign Currency Translation

Financial statements of foreign subsidiaries, located in Sweden and Australia, where the local currency, Swedish Krona and Australian Dollar, is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses.  Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity.  Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown.

Cash at Netintact AB, was translated at exchange rates in effect at December 31, 2006, and its cash flows were translated at the average exchange rates for the years then ended.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Registration Rights Agreements

The Company’s management reviewed the Securities and Exchange Commission’s release on December 1, 2005 entitled “Current Accounting and Disclosure Issues in the Division of Corporation Finance” as Prepared by Accounting Staff Members in the Division of Corporation Finance, U.S. Securities and Exchange Commission Washington, D.C. Furthermore, the Company evaluated the terms of the warrants and registration rights agreement in accordance with EITF Issue Nos., 00-19, 05-04, 05-07, and 06-06, and with FSP 00-19-2. The Company determined that it does not have a contingent liability in regards to the registration rights agreements.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the effect, if any, of SFAS No. 155 on its financial position, operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company for fiscal years beginning after December 15, 2006.  The Company has not yet determined the effect of FIN No. 48 on its financial position, operations or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  This statement is effective for all financial instruments issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the effect, if any, of SFAS No. 157 on its financial position, operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

2.   Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.  This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.  The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

3.   Merger with Netintact

On August 18, 2006, Procera acquired 100% of the outstanding stock of Netintact, AB., (“Netintact AB”), a Swedish software company. The purchase agreement was amended on January 24, 2007. At the time of its acquisition by Procera, Netintact AB owned 51% of the outstanding shares of Netintact PTY (“Netintact PTY”), an Australian company that distributed Netintact AB’s products in Australia and Asia. On September 29, 2006, Procera acquired the remaining 49% of the outstanding shares of Netintact PTY. The total purchase price of $14.0 million. Netintact, AB’s and Netintact PTY’s results of operations have been included in the consolidated financial statements since the date of acquisition. Procera believes the Netintact companies are desirable and valuable partners due to their strategic customer base, the technology is incorporated into their software products, and their success in penetrating their markets (Europe, Australia and Asia).

Pursuant to the terms of the Stock Exchange Agreement, Procera has committed up to 22,002,000 shares of common stock including 18,299,514 shares at the close of the acquisitions, 2,876,757 shares upon the attainment of future milestones, incentive warrants convertible into 123,243 shares and warrants convertible into 702,486 shares. The fair value of common stock issued for the acquisitions, excluding future shares (incentive and milestone related) was $9,444,776. The value of the common shares issued was determined based on the market price of the Company’s common shares on the effective date of the acquisition.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

3.   Merger with Netintact (continued)

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Cash and cash equivalents	$452,669
Accounts receivable	391,826
Inventories	129,041
Other current assets	71,235
Property, plant, and equipment	180,454
Intangible assets	11,119,000
Goodwill	960,209
Total assets acquired	13,304,434
Accounts payable	215,775
Other current liabilities	330,079
Deferred revenue	194,952
Deferred tax liability related to amortizable intangible assets	3,118,852
Total liabilities assumed	3,859,658
Net assets acquired	$9,444,776

Following the closing of the Netintact AB and Netintact PTY acquisition transactions, Procera obtained an independent third-party valuation of the intangible assets contained therein. The independent third-party valuation allocated the total fair value of common stock for the two acquisitions to intangible assets and net tangible assets. Of the $12.1 million of acquired intangible assets, $1.0 million was assigned to goodwill that is not subject to amortization and the remaining $11.1 million of acquired intangible assets have a weighted-average useful life of approximately 3 years. The intangible assets that make up that amount include: product software of $4.6 million (3-year weighted-average useful life), management information and related software of $2.2 million (3-year weighted-average useful life), and customer base of $4.3 million (3-year weighted-average useful life). The amounts allocated to the intangible assets are not expected to be deductible for tax purposes.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Netintact had occurred at January 1, 2005:

	December 31, 2006	December 31, 2005
Sales	$3,557,175	$2,672,096
Net income	$(7,885,298)	$(7,581,147)
Net income per share—Basic and diluted	$(0.13)	$(0.17)
Weighted average shares—Basic and diluted	62,268,887	45,829,876

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

3.   Merger with Netintact (continued)

Because the Netintact acquisition was a complex operation, it required a comprehensive review of asset values and liabilities and a significant part of the evaluation had to take into consideration the valuation of the intangible assets and the deferred tax liability associated with the difference in book versus tax basis of intangible assets. The final assessment of asset values, and making other necessary changes for the deferred tax liability was not completed until the end of the fourth quarter of 2006. The determination of the final fair values resulted in adjustments, made to the initially determined values as of September 29, 2006, as follows:

Increase in goodwill	$960,209
Increase in intangible assets - customer base	838,101
Increase in intangible assets - management information systems and related software	431,770
Increase in intangible assets - product software	888,772
Total	$3,118,852

In connection with the above acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2006, maximum potential future consideration pursuant to such arrangements, to be resolved during 2007, is approximately $1.5 million. Any such payments would result in increases in goodwill.

The following unaudited pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Zowcom and PNI been a consolidated entity during the periods presented. The summary combines the results of operations as if the merger between Netintact and PNI had taken place as of the beginning of the periods presented.

4.   Balance Sheet Details

Accounts receivable consist of the following at December 31, 2006:

Accounts receivable	$1,172,842
Less: Allowance for bad debts	(11,672)
Accounts receivable, net	$1,161,170

Inventory consists of the following at December 31, 2006:

Raw Material	$37,871
WIP inventory	-
Finished goods inventory	340,300
Less: inventory reserve for obsolescence	(118,964)
Inventories, net	$259,207

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

4.   Balance Sheet Details (continued)

Prepaid expenses and other current assets consist of the following at December 31, 2006:

Prepaid insurance premiums	$32,244
Prepaid software licenses	27,085
Prepaid rent	12,562
Prepaid vehicle lease	6,723
Prepaid equipment lease	3,676
Prepaid maintenance	2,162
Other prepaid expenses	39,353
Total prepaid expenses and other current assets	$123,805

Property and equipment consists of the following at December 31, 2006:

Tooling and test equipment	$236,160
Office equipment	44,388
Computer equipment	258,030
Software	6,842,368
Furniture and fixtures	23,317
Total	7,404,263
Less: accumulated depreciation & amortization	(1,073,315)
Property and equipment, net	$6,330,948

Other assets consist of the following at December 31, 2006:

Netintact customer base	$3,832,581
Goodwill	960,209
Security deposit - HR and payroll services	50,615
Security deposit - Sales taxes collateral	30,000
Security deposit - Facility lease	15,304
Total other assets	4,888,709
Less: Accumulated amortization	(474,595)
Total other assets	$4,414,114

Accrued liabilities consist of the following at December 31, 2006:

Payroll and related expenses	$364,527
Accrued audit, tax & legal fees	152,864
Contingent warranty liability	20,950
VAT taxes accrued	44,154
Income taxes accrued	34,065
Other accrued expenses	40,383
Total accrued liabilities	$656,943

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

5.   Intangible Assets

Intangible assets consist of the following at December 31, 2006:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Netintact customer base	$4,317,000	$(474,595)	$3,842,405
Netintact product software	4,578,000	(508,667)	4,069,333
Netintact MI & related software	2,224,000	(244,499)	1,979,501
Goodwill	960,209	-	960,209

Total intangible assets	$12,079,209	$(1,227,761)	$10,851,448

Amortization expense for those intangible assets still required to be amortized under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was $985,643 for fiscal year ended December 31, 2006 and zero for the fiscal year ended January 1, 2006.

6.   Notes Payable

On November 29, 2005, the Company received loan proceeds of $90,000 from Cagan McAfee Capital Partners, a related party, and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. This loan, together with accrued interest of $562, was paid in full on January 6, 2006.

On December 13, 2005, the Company received loan proceeds of $150,000 from Laird Cagan, a related party who is a partner with Chadbourn Securities, Inc., and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. On February 28, 2006, Mr. Cagan requested that $130,000 of the loan principal owed to him by the Company be converted to a purchase of 325,000 shares of the Company’s common stock in conjunction with the private placement sales of the Company’s common stock that closed on that date. The remaining loan principal of $20,000, together with accrued interest of $1,971, was paid in full by the Company on March 22, 2006.

At December 31, 2006, the Company has no long-term or convertible debt outstanding.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

7.   Commitments and Contingencies

Leases

On June 1, 2005, the Company entered into a 37-month lease for 11,772 square feet of space in Los Gatos, California at a rent expense of $12,949 per month for the first 12 months, $14,126 per month for the second 12 months, and $15,304 per month for the third 12 months, with the first month’s rent under the lease at no charge. The Swedish headquarters of Netintact is located at Hardgatan 13C, 432 31, Varberg, Sweden. We have a 36 month lease starting from May 31, 2005 and the rent is $2,165 per month for 331 square meters. In addition, Netintact PTY leases 55 square meters located at 205 566 St Kilda Road, Melbourne VIC 3004, Australia; the lease is for 12 months starting December 9, 2007 with a monthly payment of $1,156. Rent expense for the year ended December 31, 2006 and the year ended January 1, 2006 was $166,523, and $127,521, respectively.

At December 31, 2006, Procera had obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% to 10%. Procera also leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2010.

As of December 31, 2006, future minimum lease payments that come due in the current and following fiscal years ending December 31:

Period Ended December 31, 2006	Capital Leases	Operating Leases
2007	$24,861	$225,110
2008	22,982	88,305
2009	2,539	-
2010	-	-
2011	-	-
2012 and thereafter	-	-
Total minimum lease payments	50,382	$313,415
Less: Amount representing interest	(4,248)
Present value of minimum lease payments	46,134
Less: Current portion	(20,982)
Obligations under capital lease, net of current portion	$25,152

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

7.   Commitments and Contingencies (continued)

Registration Rights Agreement

The Company closed an offering of its common stock and warrants on February 28, 2006 (the “February Offering”) and a second offering on November 30, 2006 (the “November Offering”). The registration rights agreements for both Offerings contained a covenant that called for the Company to “…. use commercially reasonable efforts to file a registration statement, on the appropriate form, with the SEC, within ninety (90) days of the final closing of the entire Offering….” The Company filed a registration statement of form SB2 in May 2006 which contained the shares of the February Offering. In June, 2006, the Company signed definitive agreements to enter into a merger with Netintact, AB, a Swedish Corporation. The SEC advised the Company that its registration statement on Form SB2 would not be permitted to become effective until the Company had filed financial statements performed according to US GAAP covering the previous two fiscal years of Netintact, AB (the “Foreign Financial Statements). On October 30, 2006, the company withdrew its registration statement on Form SB2. On November 30, 2006 the company completed its November Offering. The historical audited Financial Statements of Netintact AB were filed with the SEC on March 8, 2007. The Company will file its Form 10K on or about March 8, 2007.

As of December 31, 2006, the obligation to file a registration statement for the November 30 Offering had not run its term. The obligation to file the registration statement for the February Offering within 90 days was accomplished. The Company believes that because of the rules and regulations governing the filing of registration statements, the SB2 filing will occur subsequent to the Company’s filing of its annual report on Form 10KSB for 2006. The Company believes it has and is taking commercially reasonable efforts in regards to filing of the registration statements accordingly, it was in compliance with its obligation under the registration rights agreements for the February 2006 and November 2006 financings.

Common Stock Issued with Stock Purchase Warrants

On February 28, 2006, the Company completed a private placement of 15,000,025 million shares (“Restricted Shares”) of its restricted Common Stock and received proceeds of $6,000,010 before expenses of $482,541 and recorded an increase in stockholders’ equity of $5,517,469 (the “February 2006 Placement”). The Company issued warrants to the placement agents to acquire up to 1,500,000 shares at an exercise price of $.40 per share (“Restricted Warrants”, together with the Restricted Shares, the “Restricted Securities”). The proceeds of the equity fund raisings assigned to the common stock and warrants are reflected in total within the consolidated statements of stockholders’ equity. The net proceeds of the sale will be used primarily to continue to expand the Company’s product base and for general working capital purposes.

Pursuant to the registration rights agreements executed with the holders of the Restricted Securities the Company is obligated to use commercially reasonable efforts to file a registration statement covering the resale of the Restricted Securities with the SEC within 90 days. The registration rights agreement further requires the Company to use its best efforts to cause such registration statement to become effective. Finally, the registration rights agreements specifies that it agreement does not apply to any holder who can sell all of its shares in a three month period under Rule 144 of the Securities Act

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

7.   Commitments and Contingencies (continued)

Registration Rights Agreement (continued)

Common Stock Issued with Stock Purchase Warrants (continued)

Such a registration statement was timely filed. In response to such filing, the SEC in its comments in May 2006 required the Company to obtain audited financial reports covering the last two fiscal years of Netintact AB, a Swedish corporation (“Netintact”) with which the Company merged in August, 2006 (the “Audited Financials”). The Company inquired to the SEC for relief from the Audited Financials requirement arguing that it had only signed a letter of intent. The SEC did not change its position. In October 2006, the Company withdrew its registration statement for the February 2006 Placement in anticipation of receiving the Audited Financial and making a separate offering of its securities (the “November 2006 Offering”). The Company has not yet re-filed a registration statement for the Restricted Securities. The Audited Financial statements of Netintact AB were filed with the SEC on March 8, 2007. On that date, seven million six hundred and twenty-five thousand (7,625,000) shares of the offering became eligible for sale under Rule 144.

The registration rights agreement does not require the Company to pay a penalty or liquidated damages of any sort in connection with a failure to use commercially reasonable efforts file a timely registration statement or a failure to use best efforts to pursue effectiveness of such a filed registration statement.

The Company evaluated the terms of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). In considering the appropriate treatment of these instruments, the Company observed that there is no required payment of liquidated damages or any other penalties under the registration rights agreement. Any potential damages under the registration rights agreements relate to the risk of actual loss that a holder of Restricted Shares of the Company would be exposed to as a result of the passage of time due to the Company’s failure to cause effective registration of the Restricted Securities at the earliest possible date and not use commercially reasonable efforts. The Company filed the required registration statement in a timely way within 90 days from the close of the Offering, and the Company believes that it used best efforts to cause such statements to become effective. All circumstances causing the delay in registration were beyond the control of the Company.

At issuance of the common stock on February 28, 2006, the Company assigned an initial fair value to the registration rights agreements of zero. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreements will be adjusted to their fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/ (expense).

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

7.   Commitments and Contingencies (continued)

Registration Rights Agreement (continued)

Common Stock Issued with Stock Purchase Warrants (continued)

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. As of March 2, 2007, the Company was not able to have a registration statement filed with the SEC as required by the registration rights agreements. However, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company’s initial registration statement to June 30, 2007, a deadline that the Company believes it will be able to meet. Furthermore, the Company believes that, it would not be subject to any cash damages if it failed to meet the June 30, 2007 deadline provided that it had used commercially reasonable efforts to do so. As a result, at December 31, 2006, the Company in accordance with SFAS No. 5 and the terms of the registration rights agreement, determined that it had no loss in regards to this contingency.

On November 30, 2006, the Company completed a private placement of 5.1 million shares of its restricted common stock and received proceeds of $5.1 million before expenses of $259,641 and recorded an increase in stockholders’ equity of $4,840,359. The Company also issued to the same investors warrants to acquire 1,020,000 shares of its restricted common stock at an exercise price of $1.50 per share. These warrants are exercisable immediately after the closing date and expire three years from the date of issuance. The Company also issued warrants to the placement agents to acquire up to 360,000 shares at an exercise price of $1.00 per share (all transaction shares and shares underlying warrants together the “Restricted Securities”). The proceeds of the equity fundraising assigned to the common stock and warrants are reflected in total within the consolidated statements of stockholders’ equity. The net proceeds of the sale will be used primarily to continue to expand the Company’s market penetration and for general working capital purposes.

Pursuant to the registration rights agreements executed with the holders of the Restricted Securities the Company is obligated to use commercially reasonable efforts to file a registration statement covering the resale of the Restricted Securities with the SEC within 90 days. The registration rights agreement further requires the Company to use its best efforts to cause such registration statement to become effective.

The registration rights agreement does not require the Company to pay a penalty or liquidated damages of any sort in connection with a failure to use commercially reasonable efforts file a timely registration statement or a failure to use best efforts to pursue effectiveness of such a filed registration statement.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

7.   Commitments and Contingencies (continued)

Registration Rights Agreement (continued)

Common Stock Issued with Stock Purchase Warrants (continued)

The Company evaluated the terms of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) and EITF 00-19. In considering the appropriate treatment of these instruments, the Company observed that:

•
Although entered into contemporaneously, the common stock, the warrants and registration rights agreements are separate legal agreements. The registration rights agreement does not alter the investors’ rights under either the warrant or as holders of common stock. Further, the various agreements do not relate to the same risk. The common stock and warrants have values which are based on the quoted market price of the common stock and the relation between the exercise price and the value of the Company’s common stock. This value is thus independent of any value attributed to the registration rights agreement. The risk inherent in the common stock relates to the purchasers of common stock ability to be able to sell their shares at the price of the Company’s common stock as traded daily. The warrants similarly bear risk related to the value of the Company common stock. Any potential damages under the registration rights agreements relate to the risk of actual loss that a holder of Restricted Shares of the Company would be exposed to as a result of the passage of time due to the Company’s failure to cause effective registration of the Restricted Securities at the earliest possible date. Thus, in light of the above facts and, the Company evaluated and treated the registration rights agreements, common stock and associated warrants as separate free standing agreements.

•	There is no required payment of liquidated damages penalties under the registration rights agreements, or any other agreement associated with the offering.

•
The Company is also advised by the SEC staff that the filing of the annual report on Form 10KSB for the fiscal year ended December 31, 2006 will be required for any registration statement to become effective.

•	Thus the Company believes that it has and will continue to use commercially reasonable efforts to file a registration statement.

At issuance of the common stock on November 30, 2006, the Company assigned no initial fair value to the registration rights agreements.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

7.   Commitments and Contingencies (continued)

Registration Rights Agreement (continued)

Common Stock Issued with Stock Purchase Warrants (continued)

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. As of April 8, 2007, the Company was not able to have a registration statement filed with the SEC as required by the registration rights agreements. However, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company’s initial registration statement to June 30, 2007, a deadline that the Company believes it will be able to meet. Furthermore, the Company believes that, it would not be subject to any cash damages if it failed to meet the June 30, 2007 deadline provided that it had used commercially reasonable efforts to do so. As a result, at December 31, 2006, the Company assigned no value to damages associated with the registration rights agreement.

8.   Guarantees

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

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

8.   Guarantees (continued)

Product Warranty

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during the year ended December 31, 2006:

Warranty accrual, January 1, 2006	$14,237
Charged to cost of sales	6,713
Actual warranty expenditures	-
Warranty accrual, December 31, 2006	$20,950

9.   Stockholders’ Equity (Deficit)

Common Stock

On February 28, 2006, the Company closed private placement sales of 15,000,025 shares of its common stock at $0.40 per share to thirty-three institutional and other accredited investors, and received cash proceeds of 5,517,469, net of financing expenses of $482,541. In addition, warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share was issued to placement agents as compensation for their services in completing the private placement.

On August 18, 2006, the Company agreed to exchange 17,539,513 shares of its common stock, plus 2,756,757 shares of its common stock to be issued upon successful completion of operating milestones, for all of the outstanding shares of Netintact AB (a Swedish corporation).

On September 29, 2006, the Company agreed to exchange 760,000 shares of its common stock, plus 120,000 shares of its common stock to be issued upon successful completion of operating milestones, for 49% of the outstanding shares of Netintact PTY Ltd. (an Australian corporation). Because 51% of the outstanding shares of Netintact PTY were previously owned by Netintact AB, the Company now owns all of the outstanding shares of Netintact PTY.

On November 30, 2006, the Company completed private placement sales of 5,100,000 shares of its common stock at $1.00 per share to fifteen institutional and accredited investors, and received cash proceeds of $4,840,359, net of financing expenses of $259,641. In addition, investors were issued warrants to purchase 1,020,000 shares of the Company’s common stock (representing 20% of shares purchased in the private placement) at $1.50 per share and warrants to purchase 1,530,000 shares of the Company’s common stock at $1.50 per share were issued to private placement agents as compensation for their services in completing the private placement.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
9.   Stockholders’ Equity (Deficit) (continued)

In March 2005, Procera issued 17,473 shares of the Company’s stock to a charity organization in connection with the private placement of December 2004.

In November, 2005, Procera issued 165,000 shares of its restricted common stock for services provided for $0.51 per share

Common Stock Subscriptions

In April 2006, the Company issued 825,000 share of its common stock to an investor relations firm as compensation to perform investor relations services on behalf of the Company for a period of eighteen months, beginning with the month of December 2005. As of December 31, 2006, 595,829 of the share issued have been earned through the performance of investor relations services and 229,171 shares are considered to be subscribed stock, pending completion of five additional months of investor relations services.

In December 2004, 23 institutional and accredited investors (the “December 2004 Investors”), each signed a Subscription Agreement, applied to purchase a total of 5,762,500 shares of the Company’s restricted common stock for $0.80 per share for a total of $4,324,375, net of issuance costs of $285,625. Under the Subscription Agreements, the Company granted warrants to purchase common stock.

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

Warrants

During the fiscal year ended December 31, 2006, 226,250 warrants were exercised at a weighted average price of $1.17 per share, for proceeds to the Company of $265,013. Shares for 106,250 of these warrants were not issued until January 2006.

In April 2005, warrants to purchase 102,500 shares of common stock were exercised and said shares were purchased for a reduced price of $1.40 per share.

During the year ended January 1, 2006, warrants to purchase 100,000 shares and 75,000 shares were exercised and the shares were purchased for a price of $0.075 per share.

In April 2005, warrants to purchase 47,438 shares of common stock were exercised and said shares were purchased at a reduced price of $1.50 per share and warrants to purchase 62,750 of common stock expired.

In April 2005, warrants to purchase 560,000 shares of common stock were exerc9ised and said shares were purchased at a reduced price of $1.50 per share and warrants to purchase 526,250 of common stock expired

In February 2005, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $1.78 per share to independent sales representative number one as an incentive to secure orders from prospective customers to purchase Company products. The warrants are exercisable in relation to cash payments received by the Company from customers who have purchased Company products under orders secured by the independent representative. The warrants expire on February 23, 2010. Since there were no cash collections relating to these warrants during 2005, there was no charge recorded in the financial statements for these warrants.

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

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
9.   Stockholders’ Equity (Deficit) (continued)

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

In February 2005, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $1.78 per share to independent sales representative number four as an incentive to secure orders from prospective customers to purchase Company products. The warrants are exercisable in relation to cash payments received by the Company from customers who have purchased Company products under orders secured by the independent representative. In April 2005, the Company terminated its agreement with independent sales representative four and the warrants to purchase 50,000 shares of common stock were cancelled. Since there were no cash collections relating to these warrants during 2005, there was no charge recorded in the financial statements for these warrants.

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

At December 31, 2006, warrants to purchase 8,901,344 shares of common stock are outstanding.

The following table sets forth the key terms of these outstanding warrants:

						Weighted
						Average	Reasons for
Date of	Underlying	Shares		Vesting of	Expiration	Exercise	Grant of
Grant	Security	Outstanding		Grant	Date	Price	Warrants
11/2002	Common stock	20,000		Immediate	11/2007	$0.08	Raising capital
12/2002	Common stock	301,268		Milestones	06/2007	$0.01	Customer base
06/2003	Common stock	354,000		Immediate	06/2008	$0.75	Raising capital
06/2003	Common stock	50,000		Immediate	06/2008	$0.50	Legal services
04/2004	Common stock	15,000		Over 9 months period	01/2007	$2.05	Consulting services
08/2004	Common stock	100,000		Immediate	08/2007	$1.56	Investor/Public Relations services
12/2004	Common stock	1,844,297		Immediate	07/2008	$1.25	Raising capital
12/2004	Common stock	1,787,050		Immediate	07/2008	$1.37	Raising capital
02/2005	Common stock	100,000		Based on sales performance	02/2010	$1.78	Sales services
02/2005	Common stock	100,000		Based on sales performance	02/2010	$1.78	Sales services
				Based on sales performance	02/2010	$1.78	Sales services
04/2005	Common stock	10,000		Immediate	04/2008	$1.86	Raising capital
05/2005	Common stock	25,000		Immediate	3 years after effective date of SB-2	$1.42	Real estate services
06/2005	Common stock	75,000		Milestones	06/2008	$1.42	Strategic investment
09/2005	Common stock	15,000		Milestones	3 years after effective date of SB-2	$0.68	Sales services
02/2006	Common stock	1,500,000	(1)	Immediate	3 years after effective date of SB-2	$0.40	Raising capital
08/2006	Common stock	400,000	(2)	Immediate	08/2008	$1.40	Investor relations
08/2006	Common stock	825,729	(3)	Immediate	08/2011	$0.60	Acquisition of subsidiary company
11/2006	Common stock	1,380,000	(4)	Immediate	3years after effective date of SB-2	$1.50	Raising capital
		8,901,344

(1)
In conjunction with the closing of private placement sales of common stock on February 28, 2006, warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share were issued to placement agents as compensation for their services in completing the private placement.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

9.   Stockholders’ Equity (Deficit) (continued)

Warrants (continued)

(2)
On August 2, 2004, warrants to purchase 400,000 shares of the Company’s common stock at $1.40 per share were issued to an investor relations firm as compensation to perform investor relations services on behalf of the Company during 2004. On August 2, 2006, the subject warrants were cancelled and replacement warrants to purchase a total of 400,000 shares of the Company’s common stock at $1.40 per share were issued to said investor relations firm and one of its employees.

(3)
In conjunction with the its agreement to acquire all of the outstanding shares of Netintact AB (a Swedish corporation), the Company agreed to issue warrants as of the August 18, 2006 acquisition date to purchase 702,486 shares of the Company’s common stock at a price of $0.60 per share and to issue warrants upon successful completion of operating milestones to purchase 123,243 shares of the Company’s common stock at a price of $0.60 per share. Said warrants are not exercisable until the Company’s common stock has reached a market value of $2.00 or more and sustains that value for 90 consecutive trading days. On December 12, 2006, the Company’s stock closed with a market value of $2.06 per share and has remained above $2.00 per share since that date.

(4)
On November 30, 2006, the Company completed private placement sales of 5,100,000 shares of its common stock at $1.00 per share to fifteen institutional and accredited investors, and received cash proceeds of $4,840,359, net of financing expenses of $259,641. In addition, investors were issued warrants to purchase 1,020,000 shares of the Company’s common stock (representing 20% of shares purchased in the private placement) at $1.50 per share and warrants to purchase 360,000 shares of the Company’s common stock at $1.00 per share were issued to private placement agents as compensation for their services in completing the private placement.

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

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

9.   Stockholders’ Equity (Deficit) (continued)

Warrants (continued)

Warrants Outstanding
		Weighted Average
		Remaining
Exercise	Number	Contractual Life	Number
Price	Outstanding	(Years)	Exercisable

$0.01	301,268	0.5	301,268
$0.08	20,000	0.9	20,000
$0.40	1,500,000	3	1,500,000
$0.50	50,000	0.5	50,000
$0.60	825,729	4.7	825,729
$0.68	15,000	3	15,000
$0.75	354,000	1.5	354,000
$1.00	360,000	1.5	360,000
$1.25	1,787,050	1.5	1,787,050
$1.37	1,843.297	1.5	1,843,297
$1.40	400,000	1.6	400,000
$1.42	100,000	1.8	100,000
$1.50	1,020,000	3	1,020,000
$1.56	100,000	0.7	100,000
$1.78	200,000	3.2	200,000
$1.86	10,000	1.3	10,000
$2.05	15,000	0	15,000
$1.12	8,901,344	2.4	8,901,344

Rights to Purchase Common Stock

In July, August and September 2003, the Company granted the right to purchase 250,000 shares, 175,000 shares and 150,000 shares with exercise prices of $0.075, $0.10 and $0.25 per share, respectively, to employees in connection with employment agreements. The rights vest over a three year period and expire in July, August and September 2006. The Company will record stock compensation expense for the excess of the deemed fair market value over the exercise price at the date of issuance. The compensation expense is being recognized over the vesting period of three years using the straight line method. For the years ended January 1, 2006, the Company recorded stock compensation expense of $429,387.

In November 2005, an employee terminated his employment with the Company and 32,900 additional shares of unvested rights to purchase common stock expired. At January 1, 2006, this employee had vested the right to purchase 142,100 shares of the Company’s common stock at a price of $0.10 per share, provided such purchase be made on or before January 17, 2006. On January 13, 2006 the employee purchased 20,000 shares of the Company’s common stock at $0.10 per share and on January 17, 2006 rights to purchase 122,100 shares expired.

Stock compensation to be recorded in future periods will be $18,750 in 2006. The amount of stock compensation expense to be recorded in future periods could decrease if the stock purchase rights do not fully vest.

At January 1, 2006, there are 292,100 shares of the above rights to purchase common stock outstanding.

Stock Option Plans

In August 2003 and October 2004 our board of directors and stockholders adopted the 2003 Stock Option Plan and 2004 Stock Option Plan, respectively (collectively referred to as the “Plan”). The number of shares available for options under the 2003 Plan and 2004 Plan, as amended, is 2,500,000 and 5,000,000, respectively. The following description of our Plan is a summary and qualified in our entirety by the text of the Plan. The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The Plan authorizes the grant of options to purchase shares of our common stock to employees, directors and consultants. Under the Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

9.   Stockholders’ Equity (Deficit) (continued)

Stock Option Plans (continued)

The number of shares available for options under the Plan is 7,500,000. As of December 31, 2006, 2,016,216 shares were available for future grants. The options under the Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years. If the grant is to a stockholder holding more than 10% of our voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between us and the respective option holders. Awards under the Plan may not be made after the tenth anniversary of the date of our adoption but awards granted before that date may extend beyond that date.

Optionees have no rights as stockholders with respect to shares subject to option prior to the issuance of shares pursuant to the exercise thereof. An option becomes exercisable at such time and for such amounts as determined by the board of directors. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the board of directors on the date the option is granted. The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefore to give effect to any stock dividend, stock split, stock combination or other reorganization.

Under our 2003 Stock Plan and our 2004 Stock Option Plan (the “Option Plans”), 7,500,000 shares of Common Stock are authorized for issuance to our employees, officers, consultants, and directors. Stock options are granted at fair market value as determined by the board of directors on the date of grant with terms up to ten years. Under the terms of the Option Plans, generally 25% of the stock options granted to employees will vest one year after the date of employment or the date of grant, whichever is appropriate, and the remaining stock options will continue to vest ratably over the remainder of the four-year vesting period. Certain grants of options to employees after the initial grant of options to employees vest over three years. Stock option grants to members of our Board of Directors in compensation for their services vest over four calendar quarters

In July, August and September 2003, the Company granted the right to purchase 250,000 shares, 175,000 shares and 150,000 shares with exercise prices of $0.075, $0.10 and $0.25 per share, respectively, to employees in connection with employment agreements. The rights vest over a three year period and expire in July, August and September 2006. The Company will record stock compensation expense for the excess of the deemed fair market value over the exercise price at the date of issuance. The compensation expense is being recognized over the vesting period of three years using the straight line method. For the years ended January 1, 2006, January 2, 2005 and December 28, 2003, the Company recorded stock compensation expense of $429,387, $1,068,615 and $84,688, respectively.  In November 2005, an employee terminated his employment with the Company and 32,900 additional shares of unvested rights to purchase common stock expired. At January 1, 2006, this employee had vested the right to purchase 142,100 shares of the Company’s common stock at a price of $0.10 per share, provided such purchase be made on or before January 17, 2006. On January 13, 2006 the employee purchased 20,000 shares of the Company’s common stock at $0.10 per share and on January 17, 2006 rights to purchase 122,100 shares expired.

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

The following table summarizes activity under the equity incentive plans for the three years ended December 31, 2006:

			Weighted	Weighted
		Number of	Average	Remaining	Aggregate
	Shares Available	Options	Exercise	Contractual	Intrinsic
	For Grant	Outstanding	Price	Life (in years)	Value

Balance at December 28, 2003	2,500,000	-	-
Authorized	2,500,000	-	-
Granted	(3,173,000)	3,173,000	1.41
Exercised	-	-	-
Cancelled	-	-	-
Balance at January 2, 2005	1,827,000	3,173,000	$1.41

Authorized	2,500,000	-	-
Granted	(1,263,000)	1,263,000	1.27
Exercised	-	-	-
Cancelled	519,030	(519,030)	1.36
Balance at January 1, 2006	3,583,030	3,916,970	$1.38

Authorized	-	-	-
Granted	(4,185,000)	4,185,000	0.86
Exercised	-	-	-
Cancelled	2,618,186	(2,618,186)	1.44
Balance at December 31, 2006	2,016,216	5,483,784	$0.96	9.2	$6,839,716

Options vested and expected to
vest at December 31, 2006		3,939,492	$0.97	9.0	$4,805,454

Options vested and exercisable at					1,188,927
December 31, 2006		1,116,968	$1.19	8.2	$

The weighted average grant date fair value of options granted during the fiscal year ended December 31, 2006 and January 1, 2006 was $0.74 and $0.82, respectively. The total fair value of shares vested during the year ended December 31, 2006 and January 1, 2006 was $1,374,836 and $1,412,246, respectively. The total fair value of shares forfeited and cancelled for the fiscal year ended December 31, 2006 was $3,831,217.

The number of unvested shares as of December 31, 2006 and January 1, 2006 was 4,366,782 and 1,667,226 respectively and the weighted average grant date fair value of nonvested shares as of December 31, 2006 and January 1, 2006 was $0.73 and $1.35 respectively. The total compensation cost for nonvested shares is expected to be recognized over the next 3.1 years on a weighted average basis.

The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Vested and Exercisable
	At December 31, 2006			At December 31, 2006
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$0.45 - $0.69	2,025,000	9.5	$0.56	205,554	9.3	$0.50
$0.70 - $1.19	2,442,784	9.0	$0.96	563,473	8.0	$0.89
$1.20 - $3.35	1,016,000	9.0	$1.74	347,941	7.9	$2.08
	5,483,784	9.2	$0.96	1,116,968	8.2	$1.19

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

10.  Income Taxes

The components of income and loss before income taxes are as follows:

	December 31,	January 1,
	2006	2006
Domestic	$(7,683,849)	$(6,738,911)
Foreign	(42,357)	-
Loss before income taxes	$(7,726,206)	$(6,738,911)

The Company’s provision for income taxes consists of the following:

	December 31,	January 1,
	2006	2006
Current income taxes
Federal/state	$-	$-
Foreign	46,679	-
Total current income taxes	46,679	-

Deferred income taxes
Federal/state	-	-
Foreign	(298,252)	-
Total deferred income taxes	(298,252)	-

Provision for income taxes	$(251,573)	$-

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Fiscal Year Ended
	December 31, 2006	January 1, 2006
Deferred tax assets:
Federal and state net operating losses	$7,582,244	$5,468,362
Research credits	487,523	529,974
Non-deductible accrued expenses	1,248,740	1,209,378
Valuation allowance	(9,318,507)	(7,207,714)
Total deferred tax assets	-	-

Deferred tax liability:
Foreign intangibles	(2,774,471)	-
Net deferred tax liabilities	$(2,774,471)	$-

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

10.  Income Taxes (continued)

Reconciliation between the tax provision computed at the statutory income tax rate of 35% and the Company’s actual effective income tax provision is as follows:

	Fiscal Year Ended
	December 31,	January 1,
	2006	2006
Computed at statutory rate	$(2,642,376)	$(2,291,230)
Research & development credits	42,451	(147,171)
State income taxes	(288,260)	(118,709)
Stock compensation - ISO	393,175	-
Loss not benefited	2,146,098	2,398,896
Foreign tax	46,129	-
Other	4,531	158,214
Total	$(298,252)	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Valuation Allowance increased by $2,066,381 and by $2,398,896 for the fiscal years ended December 31, 2006 and January 1, 2006, respectively.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,450,980 which expire beginning after the year 2020. The Company also has California net operating loss carryforwards of approximately $16,619,398 which expire beginning after the year 2012. The Company also has federal and California research and development tax credits of $230,748 and $256,776. The federal research credits will begin to expire in the year 2021 and the California research credits have no expiration date. The Company also has California Manufacturer’s Investment Credit of $4,382 which begins to expire after the year 2012.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Undistributed earnings of our foreign subsidiaries of approximately $43,000 at December 31, 2006 are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation is effective for the Company in the first quarter of fiscal year 2008. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s consolidated financial position, results of operations and cash flows.

11.  Related Party Transactions

On November 29, 2005, the Company received loan proceeds of $90,000 from Cagan McAfee Capital Partners, a related party, and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. This loan, together with accrued interest of $562, was paid in full on January 6, 2006.

On December 13, 2005, the Company received loan proceeds of $150,000 from Laird Cagan, a related party who is a partner with Chadbourn Securities, Inc., and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. On February 28, 2006, Mr. Cagan requested that $130,000 of the loan principal owed to him by the Company be converted to a purchase of 325,000 shares of the Company’s common stock in conjunction with the private placement sales ofthe company’s common stock that closed on this date. The remaining loan principal of $20,000, together with accrued interest of $1,971, was paid in full by the Company on March 22, 2006.

Related party transactions occurring from the issuance options were as follows:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Douglas J. Glader	-	-	$-	-
Thomas Williams	16,000	-	$3.35	3/9/2014
	16,000	-	$1.67	4/20/2015
	450,000	-	$0.69	3/20/2016
	750,000	-	$0.52	8/11/2016
	75,000		$1.42	6/14/2008
	10,000		$1.86	4/13/2008
Gary Johnson	500,000	138,889	$0.92	10/12/2014
	500,000	-	$0.52	8/11/2016
Albert Lopez	900,000	-	$1.19	10/24/2016
Jay Zerfoss	50,000	-	$0.72	3/22/2016
Sven Nowicki	-	-	$-	-
Tom Saponas	28,000	-	$1.70	4/1/2015
	16,000	-	$1.67	4/20/2015
Scott McClendon	28,000	-	$3.35	3/9/2014
	16,000	-	$1.67	4/20/2015

Procera Networks, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

12.  Segment Information

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer’s location. The following are summaries of revenue and long lived assets by geographical region:

	Year Ended

	December 31,	January 1,
REVENUES	2006	2006
United States	$469,419	$208,786
Australia	195,252	-
Asia	84,545	36,466
Europe	252,113	9,557
South America	60,702	-
Scandinavia	830,898	-
West Indies	21,501	-
Total	$1,914,430	$254,809

	FYE 12-31- 2006	FYE 1-1- 2006
Long-lived assets:
United States	$1,437,549	$133,210
Sweden	9,263,358	-
Australia	44,355	-
Total	$10,745,262	$133,210

Foreign sales as a percentage of revenues were 75% and 18% for the year ended December 31, 2006, and January 1, 2006, respectively.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Asia, Europe, and the Middle East. The Company performs ongoing credit evaluations of certain customers’ financial condition and, generally, requires no collateral from its customers. For the year ended December 31, 2006, three customers accounted for 24%, 13% and 7% of revenues, respectively, and no other customer accounted for more than 5% of total sales for the year. For the year ended January 1, 2006, two customers accounted for 46% and 15% of revenues, respectively.

13.  Subsequent Events

None

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

On June 7, 2006, our auditors, Burr, Pilger & Mayer LLP (“BPM”) stated that we no longer fit the BPM client profile and resigned. The independent auditor’s reports of BPM on our financial statements for the year ended January 1, 2006 and January 2, 2005, or any later interim period through the date of resignation, did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years through the date of resignation, we did not have any disagreements with BPM on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of BPM would have caused BPM to make reference to the subject matter thereof in connection with BPM’s independent auditor’s report.

With the approval of our board of directors, our Audit committee engaged PMBPMB Helin Donovan, LLP (“PMB”) as our independent registered public accounting firm for the fiscal year ended December 31, 2006. PMB accepted such appointment on July 26, 2006. Prior to the appointment of PMB, we did not consult with PMB on any matters relating to accounting opinions or any other matter related to us which would require disclosure pursuant to Item 304(a)(2) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a 14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. However, as previously reported in our Quarterly Report on Form 10-QSB for the quarter ended October 1, 2006, the Company recently failed to timely file certain Current Report on Form 8-K. In addition, we have filed a Notification of Late Filing on Form 12b-25 in connection with our Annual Report on Form 10-KSB for the year ended December 31, 2006. As a result of the foregoing, as of the date of this filing, based on that evaluation, they concluded that there are weaknesses in our disclosure controls and our procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Specifically, we were late in filing the audited historical consolidated financial statements of Netintact AB., on Form 8KA. The audited historical consolidated financial statements of Netintact AB., were filed with the SEC on Form 8KA in March 2007. To ensure that this does not occur in the future, the Company has hired a new corporate controller to assist the Chief Financial Officer and the Vice President of Finance.

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

We did not recognize the effect of deferred tax liabilities resulting from the differences between assigned values in the purchase price allocation and tax basis of assets acquired and liabilities assumed in the purchase business combination of Netintact as required under FAS109.30. The resulting effect to the Statements of Operations and Cash Flows through the third quarter which ended October 1, 2006 were minimal and the associated adjustments have been made to the Balance Sheet in Form 10-KSB for the fiscal year ended December 31, 2006.

To avoid a recurrence of this issue, we will engage a tax professional prior to completing fair market valuation adjustments associated with future purchase business combinations.

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding Procera’s directors, executive officers and certain key employees as of December 31, 2006:

NAME	AGE	POSITION
Douglas J. Glader	64	President, Chief Executive Officer and a Director
Thomas Williams	68	Chief Financial Officer and Secretary and a Director
Gary J. Johnson	63	Senior Vice President of Sales and Marketing
Albert Lopez	40	Vice-President and Chief Technical Officer
Sven Nowicki	45	President of Netintact AB and a Director
Scott McClendon	67	Director
Thomas Saponas	57	Director

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

SVEN NOWICKI has worked within the IT industry for over 15 years. He is the former CEO of Netintact, which he founded in 2000, together with four colleagues. Mr. Nowicki executed and closed the merger of Netintact AB with Procera Networks, Inc. in August 2006. Prior to Netintact, Mr. Nowicki started his first company in 1990 building computers and networks for small business and private customers, and in 1996 he started a web hosting company, together with two of the cofounders of Netintact. Mr. Nowicki is the IT manager for The Federation of Private Enterprises, a non-government organization for entrepreneurs and business owners. He is also an active member of SIB (Swedish IT Security Industry council), an association for the Swedish IT and information security companies, and an active member of SIG Security in Sweden.

ALBERT LOPEZ has served as our Vice President of Business Development and Products since November 2006. Since February 2003, Mr. Lopez was the Chief Operating Officer at Brightidea, Inc., a provider of on-demand software for innovation and idea management until his departure in August, 2006. At Brightidea, he was responsible for Worldwide Sales, Marketing, Business Development, and Market Strategy. From September 2003 to February 2006, Mr. Lopez was a Senior Director of the Solutions Group and Global Alliances at Taleo Inc, a leading provider of on-demand talent management software that enables organizations of all sizes to assess, acquire, develop and align their workforce for improved business performance. At Taleo, Inc., he helped lead the company through a successful IPO, and was responsible for corporate development, product and market strategy, industry product marketing, solution consulting, and worldwide partnerships and strategic alliances. From February, 2002 to May 2003, Mr. Lopez was Senior Director of Business Development of MS2, Inc. From December 1998 to July 2001, Mr Lopez was CEO and President of Adflight, a performance-based internet advertising company. He grew the Adflight from concept to over 100 employees and raised over $28 Million in venture financing. Mr. Lopez received his Masters of Science in Manufacturing Systems Engineering from Stanford University, and a Bachelors of Science in Engineering from Harvey Mudd College.

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

THOMAS H. WILLIAMS has served as a member of Board of Directors since the October 2003 merger. On March 23, 2006, the Company appointed Thomas H. Williams as its Chief financial Officer, effective March 20, 2006. He is currently a member of the Compensation Committee. He served as a Director of PNI from May 2002 to October 2003. Mr. Williams has 20 years' experience as CFO and General Counsel in start-up and medium-sized venture capital-backed technology companies. Mr. Williams' early years were spent with IBM and Shell Oil Company in engineering and legal positions. In 1971, Mr. Williams joined the management team of Measurex Corp., a process control start-up, responsible for engineering project budgeting and patent matters as the company grew from $4 million to $50 million in revenues. In 1976, Mr. Williams and two partners took over management of Altus Corporation, guided the company through bankruptcy and raised venture capital. From 1984 though 1993, Mr. Williams was CFO and General Counsel for Greyhawk Systems, an innovator in high-resolution electronic imaging, which was sold in 1993. From 1993 to 1997, Mr. Williams was in the private practice of law. In 1997 he was appointed as CFO of IC WORKS, Inc., a venture capital-backed semiconductor company, on an interim basis to guide a financial turnaround. Within six months, the company was brought from near bankruptcy to a cash positive position, which allowed the company to be sold in 1998 for more than $100 million. From 1999 to 2003, Mr. Williams was CFO at Bandwidth9, a company developing tunable lasers for the fiber optics industry. Mr. Williams served as CEO of Banwidth9, in 2003 and 2004.  Mr. Williams served as interim CEO for TeleCIS Wireless a venture capital backed WIMAX startup from November 2004 to March 2005. Mr. Williams holds a B.S. degree in electrical engineering, and a law degree from the University of Minnesota and a M.B.A. from the University of California at Berkeley. He is a member of the California, New York (inactive), Federal and Patent bars. On March 23, 2006, Mr. Williams joined the Company’s management team as Chief Financial Officer and Secretary. Early in fiscal 2006, Mr. Williams resigned his position on the Audit Committee but will continue to perform as a Director of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 169a) of the Exchange Act requires Procera’ officers and directors, and persons who own more than 10% of its common stock to file reports of ownership and changes of ownership of such securities with the Securities and Exchange Commission. Based on a review of its records, Procera’s management believes that its officers, directors and holders of more than 10% of its common stock have not complied with all applicable requirements during the 2006 fiscal year. The following officers were not in compliance as of December 31, 2006: Albert Lopez had not reported an option to purchase 900,000 shares of common stock; Paul Eovino had not reported an option to purchase 500,000 shares of common stock; Thomas Williams had not reported option for the purchase of 1,216,000 shares of common stock and warrants for the purchase of 85,000 shares; Gary Johnson had not reported an option for the purchase of 1,000,000 shares. The following Directors were not compliant as of December 31, 2006: Tom Saponas had not reported an option to purchase 50,000 shares of common stock; Scott McClendon had not reported an option to purchase 50,000 shares of common stock; Thomas Williams had not reported an option to purchase 16,000 shares of common stock.

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

The following table sets forth, as to our named executive officers, information concerning all compensation paid to our named executive officers for services rendered during our fiscal year ended December 31, 2006. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2006.

		ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	Options Awards

Douglas J. Glader,	2006	$245,000	0	0
CEO	2005	$245,000	0	0

Thomas Williams	2006	$126,154	0	595,335
CFO	2005	$0	0	73,770

Sven Nowicki	2006	$33,710	0	0
CEO & VP Sales, Netintact AB	2005	$0	0	0

Albert Lopez	2006	$33,846	0	914,940
V.P. and CTO	2005	$0	0	0

Jay Zerfoss	2006	$140,000	0	30,745
V.P. Finance	2005	$140,000	0	0

Gary Johnson	2006	$126,655	59,500	220,100
Sr. V.P. of Sales and Marketing	2005	$120,000	0	0

EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

In September 2003, Procera entered into an offer letter with Mr. Douglas Glader employing him as its Chief Executive Officer for a minimum term of one year. The agreement provides for a base salary of $245,000 per year. In addition, Procera granted to Mr. Glader the right to purchase 4,000,000 shares of our common stock at a price of $0.001 per share. In addition, Mr. Glader is entitled to the employee benefits available to all Company employees and is eligible for participation in any executive bonus program adopted by the Company’s board of directors. Mr Glader’s offer letter provides that he will receive his then current base salary for an additional 18 months in the event that he is terminated without cause. There are no other severance provisions.

In October 2004, Procera entered into an offer letter with Mr. Gary J. Johnson employing his as its Sr. Vice-President of Sales and Marketing on an at-will basis. The agreement provides for a base salary of $120,000 per year and an incentive to earn an additional $80,000 annually in commissions based on performance. In addition, Procera granted to Mr. Johnson an incentive stock option to purchase 500,000 shares of our common stock at a price of $0.92 per share. In addition, Mr. Johnson is entitled to the employee benefits available to all Company employees and is eligible for participation in any executive bonus program adopted by the Company’s board of directors. There are no severance provisions.,

In March 2006, Procera entered into an offer letter with Mr. Thomas H. Williams employing him as Chief Financial Officer. The agreement provides for a base salary of $160,000 per annum. In addition, Procera granted to Mr. Williams an option to purchase 450,000 shares of Procera common stock at a price of $.69 per share. In August Mr. Williams was granted an option to purchase an additional 750,000 shares at an option price of $.52 per share. Mr. Williams is eligible to participate in any executive bonus programs adopted by the Company’s board of directors. There are no severance provisions.

On August 18, 2006, the merger between Procera Networks, Inc. and Netintact, AB closed. At that time all shares of Netintact, AB were owned by Procera. Mr. Sven Nowicki, is the President of Netinact, AB and has an employment contract with Netintact, AB. This agreement is a customary Swedish employment agreement that conforms to Swedish law. No severance provisions beyond those mandated by Swedish law are included. Procera does not have an employment contract with Mr. Nowicki.

In September 2006, Procera entered into an offer letter with Mr. Albert Lopez employing him as Vice President of Product Management and Business Development. The agreement provides for a base salary of $160,000 per annum. In addition, Procera granted to Mr. Lopez an option to purchase 900,000 shares of Procera common stock at a price of $1.19 per share. Mr. Lopez is eligible to participate in any executive bonus programs adopted by the Company’s board of directors. There are no severance provisions.

STOCK OPTION PLANS

In August 2003 and October 2004 Procera’s board of directors and stockholders adopted the 2003 Stock Option Plan and 2004 Stock Option Plan, respectively (collectively referred to as the “Plan”). The number of shares available for options under the 2003 Plan and 2004 Plan, as amended, is 2,500,000 and 5,000,000, respectively. The following description of our Plan is a summary and qualified in its entirety by the text of the Plan. The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The Plan authorizes the grant of options to purchase shares of Procera’s common stock to employees, directors and consultants. Under the Plan, Procera may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to Procera employees.

The number of shares available for options under the Plan is 7,500,000. As of December 31, 2006, 2,016,216 shares were available for future grants. The options under the Plan vest over varying lengths of time pursuant to various option agreements that Procera has entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such award, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years. If the grant is to a stockholder holding more that 10% of our voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between us and the respective option holders. Awards under the Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table presents information regarding outstanding options and warrants held by our named executive officers as of the end of our fiscal year ending December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas J. Glader	-	-	-	-
Thomas Williams	16,000	-	$3.35	03/09/14
	16,000	-	$1.67	04/20/15
	450,000	-	$0.69	03/20/16
	750,000	-	$0.52	08/11/16
	75,000	-	$1.42	06/14/08
	10,000	-	$1.86	04/13/08
Gary Johnson	500,000	-	$0.92	10/12/14
	500,000	-	$0.52	08/11/16
Albert Lopez	900,000	-	$1.19	10/24/16
Jay Zerfoss	50,000	-	$0.72	03/22/16
Sven Nowicki	-	-	-	-

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plan as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,483,784	$0.96	2,016,216
Equity compensation plans not approved by security holders	0	$0.00
Total	5,483,784	$0.96	2,016,216

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2006 and: (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares; (ii) each of our Directors; (iii) the Named Executive Officers; and (iv) all current Directors and executive officers as a group.

NAME OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED	PERCENT OF CLASS BENEFICIALLY OWNED
Douglas Glader (1)	4,148,970	6.0%

Linden Growth Partners	3,252,959	4.7%

Sven Nowicki	2,906,998	4.2%

Thomas Williams (2)	1,417,000	2.1%

Gary Johnson (3)	1,000,000	1.5%

Albert Lopez (4)	900,000	1.3%

Scott McClendon (5)	94,000	*

Thomas Saponas (6)	94,000	*

All officers and directors as a group (seven persons)	10,460,968	15.2%

* Indicates less than 1%
(1) Shares beneficially owned by Douglas Glader include 11,000 shares owned by Scott Glader, the son of Douglas Glader and 11,000 shares owned by Christine Glader, the daughter-in-law of Douglas Glader.

(2) Shares beneficially owned by Thomas Williams include 100,000 shares of Procera’s common stock purchased at $0.001 per share, warrants to purchase 75,000 shares of Procera’s common stock at $1.42 per share, warrants to purchase 10,000 shares of Procera’s common stock at $1.86 per share, options to purchase 450,000 shares of Procera’s common stock at $0.69 per share, options to purchase 750,000 shares of Procera’s common stock at $0.52 per share, options to purchase 16,000 shares of Procera’s common stock at $1.67 per share, and options to purchase 16,000 shares of Procera’s common stock at $3.35 per share that are exercisable in whole or in part within 60 days of March 31, 2007.

(3) Shares beneficially owned by Gary Johnson include options to purchase 500,000 shares of Procera's common stock at $0.52 per share and options to purchase 15,000 shares of Procera’s common stock at $0.92 per share that are exercisable in whole or in part within 60 days of March 31, 2007.
(4) Shares beneficially owned by Albert Lopez include options to purchase 900,000 shares of Procera's common stock at $1.19 per share that are exercisable in whole or in part within 60 days of March 31, 2007.

(5) Shares beneficially owned by Scott McClendon include options to purchase 28,000 shares of Procera's common stock at $3.35 per share and options to purchase 16,000 shares of Procera’s common stock at $1.67 per share that are exercisable in whole or in part within 60 days of March 31, 2007.

(6) Shares beneficially owned by Thomas Saponas include options to purchase 28,000 shares of Procera's common stock at $1.70 per share and options to purchase 16,000 shares of Procera’s common stock at $1.67 per share that are exercisable in whole or in part within 60 days of March 31, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common shares subject to options that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Procera Networks, Inc., 100C Cooper Court, Los Gatos, California 95032. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 68,614,105 shares of our common stock outstanding as of March 31, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive officers have an employment agreement with the Company discussed elsewhere in this Annual Report.

In November 2005, Procera entered into an engagement letter with Chadbourn Securities pursuant to which Chadbourn agreed to raise equity money for Procera in exchange for a fee of 8% in cash and 10% warrant coverage as reported elsewhere in this report. A principal in Chadbourn Securities is Laird Cagan, a shareholder in Procera.

On November 29, 2005, the Company received loan proceeds of $90,000 from Cagan McAfee Capital Partners, a related party, and issued a promissory note in that amount baring interest of 6% per annum and maturing on April 1, 2006. This loan together with interest of $562 was paid in full on January 6, 2006.

On December 13, 2005, the Company received loan proceeds of $150,000 form Laird Cagan, a related party who is a partner in Chadbourn Securities, Inc., and issued a promissory note in tat amount, bearing interest of 6% per annum, and maturing on April 1, 2006. On February 28, 2006, Mr. Cagan requested that $130,000 of the loan principal owed to him by the Company be converted to a purchase of 325,000 shares of the Company’s common stock as part of a private offering of the Company’s common stock which closed on that date. The remaining loan principal of $20,000 together with interest of $1,971 was paid in full on March 22, 2006.

In March 2006, an option award of 450,000 was issued to Thomas H. Williams having an exercise price of $.69 per share, which was the closing price on the over the counter exchange on the date that he commenced employment as the Chief Financial Officer. One quarter of the options vest after 12 months and the remainder at one-thirty sixth per month.

In August 2006, an option award of 750,000 was issued to Thomas H. Williams, Chief Financial Officer, having an exercise price of $.52 per share, which was the closing price on the over the counter exchange on the date of grant. One sixth of the options vest after 6 months and the remainder at one-thirtieth per month.

In August 2006, an option award of 500,000 was issued to Gary J. Johnson, Senior Vice President, having an exercise price of $.52 per share, which was the closing price on the over the counter exchange on the date of grant. One sixth of the options vest after 6 months and the remainder at one-thirtieth per month.

In September 2006, an option award of 900,000 was issued to Albert Lopez, Vice President, having an exercise price of $1.18 per share, which was the closing price on the over the counter exchange on the date that he commenced employment as the Vice President of Business Development. One quarter of the options vest after 12 months and the remainder at one-thirty sixth per month.

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
2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera and the Sellers of Netintact dated August 18, 2006.
2.3* Form of Closing Date Warrant Agreement dated August 18, 2006.

2.4* Form of Incentive Warrant Agreement dated August 18, 2006.
2.5* Lockup Agreement dated August 18, 2006.
2.6* Voting Agreement dated August 18, 2006.
2.7* Escrow Agreement dated August 18, 2006
2.8 First Amendment to First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera and the Sellers of Netintact Dated January 24, 2007.
3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Amendment to Articles of Incorporation includes as Exhibit 99.1 to our form 8K filed on October 12, 2005 and incorporated herein by reference.
3.2* Bylaws included as Exhibit 3.2 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
4.1* Form of Subscription Agreement for February 28, 2006 offering included as Exhibit 10.1 to our current report on form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.2* Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.2 to our current report on Form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.3* Form of Subscription Agreement for November 30, 2006 offering included as Exhibit 10.1 to our current report form 8-K filed on November 30, 2006 and incorporated herein by reference
4.4* Form of Registration Rights Agreement for November 30, 2006 offering included as Exhibit 10.2 to our current report on Form 8-K filed on November 30, 2006 and incorporated herein by reference.
10.1* 2003 Stock Option Plan
10.2* Sublease Agreement
10.3* Employee Offer Letter for Douglas J. Glader
10.4* 2004 Stock Option Plan
10.5* Employee Offer Letter for Thomas H. Williams
10.6* Employee Offer Letter for Jay Zerfoss
10.7* Employee Offer Letter for Albert Lopez
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
32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Previously filed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by Procera’s principal accountants with respect to the Company’s last two fiscal years:

	Year Ended December 31, 2006	Year Ended January 1, 2006
Audit fees	$67,420	$71,500
Audit-related fees	39,140	49,839
Tax fees	26,015	-
All other fees	-	-

Total	$132,575	$121,339

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

SIGNATURE	TITLE	DATE

/s/ Douglas J. Glader	President, Chief Executive Officer	April 15, 2007
Douglas J. Glader	and Director

/s/ Thomas Saponas	Director	April 15, 2007
Thomas Saponas

/s/ Thomas Williams	Chief Financial Officer	April 15, 2007
Thomas Williams

/s/ Scott McClendon	Director	April 15, 2007
Scott McClendon

/s/ Sven Nowicki	President of Netintact, AB and Director	April 15, 2007
Sven Nowicki

EXHIBIT INDEX

2.1* Agreement and Plan of Merger included in our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.
2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera and the Sellers of Netintact dated August 18, 2006.
2.3* Form of Closing Date Warrant Agreement dated August 18, 2006.
2.4* Form of Incentive Warrant Agreement dated August 18, 2006.
2.5* Lockup Agreement dated August 18, 2006.
2.6* Voting Agreement dated August 18, 2006.
2.7* Escrow Agreement dated August 18, 2006
2.8 First Amendment to First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera and the Sellers of Netintact Dated January 24, 2007.
3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Amendment to Articles of Incorporation includes as Exhibit 99.1 to our form 8K filed on October 12, 2005 and incorporated herein by reference.
3.2* Bylaws included as Exhibit 3.2 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
4.1* Form of Subscription Agreement for February 28, 2006 offering included as Exhibit 10.1 to our current report on form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.2* Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.2 to our current report on Form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.3* Form of Subscription Agreement for November 30, 2006 offering included as Exhibit 10.1 to our current report form 8-K filed on November 30, 2006 and incorporated herein by reference
4.4* Form of Registration Rights Agreement for November 30, 2006 offering included as Exhibit 10.2 to our current report on Form 8-K filed on November 30, 2006 and incorporated herein by reference.
10.1* 2003 Stock Option Plan
10.2* Sublease Agreement
10.3* Employee Offer Letter for Douglas J. Glader
10.4* 2004 Stock Option Plan
10.5* Employee Offer Letter for Thomas H. Williams
10.6* Employee Offer Letter for Jay Zerfoss
10.7* Employee Offer Letter for Albert Lopez
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
32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Previously filed.