Form 10QSB
period 2007-03-31
PROCERA NETWORKS INC
filed 2007-05-15
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from       to

Commission File Number: 000-49862

PROCERA NETWORKS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

100C Cooper Court Los Gatos, CA	95032
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2007 there were 68,933,640 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format: Yes ☐ No ☒

PROCERA NETWORKS, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,232,860
Accounts receivable, net	1,840,294
Inventories, net	450,828
Prepaid expenses and other current assets	221,819
Total Current Assets	6,745,801

Property and Equipment, net	5,863,470
Other Assets	4,006,061
Total Assets	$16,615,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$416,350
Deferred revenue	624,561
Accrued liabilities	1,033,657
Leases payable—current portion	20,533
Total Current Liabilities	2,095,101

Long Term Liabilities
Deferred rent	19,476
Deferred tax liability	2,561,952
Leases payable—non-current portion	19,480
Commitments and Contingencies	-
Total Liabilities	4,696,009

Stockholders’ Equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; none issued and outstanding at March 31, 2007	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 68,614,105 shares issued and outstanding at March 31, 2007	68,614
Additional paid-in-capital	39,030,514
Accumulated deficit	(27,215,445)
Foreign currency translation adjustment	35,640
Total Stockholders’ Equity	11,919,323
Total Liabilities and Stockholders’ Equity	$16,615,332

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 2, 2006
(unaudited)

	Three Months Ended
	March 31, 2007	April 2, 2006

Sales	$1,984,930	$22,332
Cost of sales	436,335	61,861
Gross Profit	1,548,595	(39,529)

Operating Expenses:
Engineering (a)	842,614	714,564
Sales and marketing (b)	1,195,655	454,840
General and administrative (c)	1,625,898	495,112
Total Operating Expenses	3,664,167	1,664,516

Loss from operations	(2,115,572)	(1,704,045)

Other Income (Expense)
Interest and other income	18,293	259
Interest and other expense	(1,732)	(2,977)
Total Other Income (Expense)	16,561	(2,718)

Net loss before taxes	(2,099,011)	(1,706,763)
Provision for Income Taxes	240,401	-
Net loss after taxes	(1,858,610)	(1,706,763)

Other comprehensive income, net	-	-
Comprehensive Loss	$(1,858,610)	$(1,706,763)

Net loss per share - basic and diluted	$(0.03)	$(0.05)
Shares used in computing net loss per share-basic and diluted	68,377,963	36,461,326

(a) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $72,939 and $209,805 for the three months ended March 31, 2007 and the three months ended April 2, 2006, respectively.

(b) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $80,760 and $43,606 for the three months ended March 31, 2007 and the three months ended April 2, 2006, respectively. In addition, this expense category includes stock compensation expenses resulting from the issuance of warrants for services provided in the amount of $43,997 for the three months ended March 31, 2007.

(c) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $74,934 and $12,213 for the three months ended March 31, 2007 and the three months ended April 2, 2006, respectively. Includes stock compensation expenses resulting from the issuance of restricted common shares for services provided in the amount of $96,249 and $99,458 for the three months ended March 31, 2007 and the three months ended April 2, 2006, respectively. Includes amortization expenses of $926,581 and $0 relating to intangible assets acquired by the Company in its acquisition of Netintact for the three months ended March 31, 2007 and the three months ended April 2, 2006, respectively.

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three Months Ended March 31, 2007 and April 2, 2006
(unaudited)

	Three Months Ended
	March 31, 2007	April 2, 2006
Cash flows from operating activities:
Net loss	$(1,858,610)	$(1,706,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service rendered	153,519	99,458
Stock based compensation	233,789	265,624
Fair value of warrants issued to non-employee	-	14,382
Depreciation	30,183	6,747
Amortization of intangibles	926,581	-
Deferred income taxes	(258,648)	-
Changes in assets and liabilities:
Accounts receivable	(674,913)	(19,003)
Inventory	(148,033)	10,928
Prepaid expenses and other assets	(55,170)	91,610
Accounts payable	130,440	(215,102)
Accrued liabilities, deferred rent	374,723	(42,514)
Deferred revenue	243,379	-
Net cash used in operating activities	(902,760)	(1,494,633)

Cash flows used in investing activities:
Purchase of property and equipment	(131,535)	-
Net cash used in investing activities	(131,535)	-

Cash flows from financing activities:
Proceeds from common stock subscription, net	-	4,001,468
Proceeds from exercise of warrants	79,710	-
Lease payments	(5,115)	-
Payment on loan payable	-	(110,000)
Net cash provided by financing activities	74,595	3,891,468

Effect of exchange rates on cash and cash equivalents	(21,617)	-

Net increase (decrease) in cash and cash equivalents	(981,317)	2,396,835

Cash and cash equivalents, beginning of period	5,214,177	1,254,831

Cash and cash equivalents, end of period	$4,232,860	$3,651,666

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2007
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a global provider of intelligent network traffic identification, management and control solutions for network providers. Procera’s core product suite, the PacketLogic™ line of appliances, provides a highly accurate application identification engine through the use of it’s proprietary deep flow inspection engine, DRDL™ (Datastream Recognition Definition Language). PacketLogic is deployed at more than 350 broadband service providers (“BSP’s”), telephone companies, colleges and universities worldwide.

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

On September 29, 2006, Procera and two of the three shareholders of Netintact PTY, an Australian company (“Netintact PTY”) entered into a certain Stock Exchange Agreement and Plan of Reorganization whereby Procera acquired 49% of the outstanding stock of Netintact PTY and closed the transaction effective as of September 29, 2006. Netintact, the remaining shareholder of Netintact PTY, owns 51 shares of Common Stock of Netintact PTY, constituting fifty-one (51%) of the issued and outstanding securities of Netintact PTY.

Consolidated financial information for the three months ended March 31, 2007 includes historical financial information of Procera, Netintact and Netintact PTY from January 1, 2007. Consolidated financial information for the three months ended April 2, 2006 includes Procera only.

	Three Months Ended
	Mar. 31, 2007	Apr. 2, 2006
Net Sales	$1,984,930	$22,330
Net (loss)	$(1,858,610)	$(1,706,763)
Basic Earnings per share	$(0.03)	$(0.05)

The Company's quarterly reporting during fiscal quarter ended April 2, 2006 consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The Company changed its reporting period to the last date of the quarter effective December 31, 2007. The first quarter of fiscal 2007 and 2006 ended on March 31, 2007 and April 2, 2006 respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Procera Networks, Inc. (the "Company" or “Procera”) for the fiscal years ended December 31, 2006 and January 1, 2006 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, and the results of operations for the three months ended March 31, 2007 and April 2, 2006 and cash flows for the three months ended March 31, 2007 and April 2, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Basis of Consolidation

The consolidated financial statements include the accounts of Procera Networks, Inc. and its wholly owned subsidiaries Netintact AB and Netintact Pty. All significant intercompany balances and transactions have been eliminated.

Liquidity

The Company has experienced net losses since its inception and had an accumulated deficit of $(27,215,445) at March 31, 2007. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products. The Company may require additional funding and may sell additional shares of its common stock or preferred stock through private placement or further public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

Successful outcome of future activities cannot be determined at this time due to the current market conditions and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Procera's significant accounting policies during the three months ended March 31, 2007 as compared to what was previously disclosed in Procera's Annual Report on Form 10-KSB for the year ended December 31, 2006, except for the adoption of FIN No. 48 (see Note 13).

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Concentration of Credit Risk

Financial instruments potentially subjecting Procera to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Procera generally invests excess cash in low risk, liquid instruments.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2007, the Company maintains its cash and cash equivalents with a major investment firm and a major bank in the US and Sweden.

Cash Concentration

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Income Taxes

Procera records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Procera records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

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

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of three to four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.

General Share-Based Award Information

The following table summarizes activity under the equity incentive plans for the three months ended March 31, 2007:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2006	2,016,216	5,483,784	$0.96
Authorized	-	-	-
Granted	(90,000)	90,000	$2.14
Exercised	-	-	-
Cancelled	40,000	(40,000)	$(0.72)

Balance at March 31, 2007	1,966,216	5,533,784	$0.98	9.0	$11,145,831

Options vested and expected to vest at March 31, 2007		4,921,139	$0.97	8.8	$9,939,660

Options vested and exercisable		1,601,343	$1.03	8.1	$3,104,693

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and April 2, 2006 was $1.77 and $0.54, respectively. The total fair value of shares vested during the three months ended March 31, 2007 and April 2, 2006 was $117,928 and $333,652, respectively.

As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to share-based awards was $2,542,166, net of estimated forfeitures, and will be recognized over an estimated weighted average amortization period of 2.9 years.

The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

	Options Outstanding at March 31, 2007			Options Vested and Exercisable at March 31, 2007
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.45 - $0.69	2,025,000	9.21	$0.56	444,096	9.11	$0.55
$0.72 - $1.19	2,402,784	8.78	$0.96	783,471	8.00	$0.86
$1.52 - $3.35	1,106,000	8.84	$1.77	373,776	7.64	$2.06
	5,533,784	8.95	$0.98	1,601,343	8.22	$1.06

Our closing stock price on the last trading day of the three months which ended March 31, 2007 was $3.00 per share. The intrinsic value of stock options outstanding as of March 31, 2007 is $11,145,831.

The effect of recording stock-based compensation for the three months ended March 31, 2007 and the allocation to expense under SFAS No. 123(R) was as follows:

	Three Months Ended March 31, 2007	Three Months Ended April 2, 2006
Stock-based compensation expense from employee stock options	$233,789	$265,624
Tax effect on stock-based compensation	-	-
Net effect on net loss	$233.789	$265,624
Effect on basic and diluted net loss per share	$0.01	$0.01

	Three Months Ended March 31, 2007	Three Months Ended April 2, 2006
Cost of sales	$5,156	$-
Engineering	72,939	209,805
Selling, general and administrative	155,694	55,819
Stock based compensation before income taxes	233,789	$265,624
Income tax benefit	-	-
Total stock-based compensation expenses after income taxes	$233,789	$265,624

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach.

The weighted average assumptions used are as follows:

	Three Months Ended
	March 31, 2007	April 2, 2006
Risk free interest rate	4.81%	4.70%
Expected life of share-based award	4.0-6.25 years	6.25 years
Expected dividends	0%	0%
Volatility	102%	110%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rates are taken from the 3-year and 7-year daily constant maturity rate as of the grant dates as published by the Federal Reserve Bank of St. Louis and represent the yields on actively traded Treasury securities comparable to the expected term of the options. The expected life of the options granted in 2006 is calculated using the simplified method which uses the midpoint between the vesting period and the contractual grant date.

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

	Three Months Ended
	March 31, 2007	April 2, 2006
Numerator - Basic and diluted	$(1,858,610)	$(1,706,763)

Denominator - basic and diluted
Weighted average common shares outstanding	68,377,963	36,461,326
Total	68,377,963	36,461,326

Net loss per share - basic and diluted	$(0.03)	$(0.05)

Antidilutive securities:
Options	5,533,784	5,081,000
Warrants	8,878,102	8,713,178
Common stock subscriptions	-	183,332
Rights to purchase common stock	-	150,000
Incentive shares and warrants	4,974,727	-
Total	19,386,613	14,127,510

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at March 31, 2007:

March 31, 2007
Trade accounts receivable	$1,851,966
Less: Allowance for uncollectable accounts	(11,026)
Allowance for sales return	(646)
Accounts receivable, net	$1,840,294

NOTE 5 - INVENTORIES, NET

Inventories consist of the following at March 31, 2007:

March 31, 2007
Raw materials	$104,706
Work-in-progress	-
Finished goods	472,860
Less: Inventory reserve for obsolescence	(126,738)

Inventories, net	$450,828

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of the following at March 31, 2007:

March 31, 2007
Deposit	$38,435
Prepaid insurance	35,724
Prepaid rent	15,581
Prepaid equipment lease	16,743
Prepaid taxes	32,145
Prepaid software licenses	25,835
Prepaid maintenance	1,283
Reimbursable payment	26,646
Other prepaid expenses	29,427

Total prepaid expenses	$221,819

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at March 31, 2007:

March 31, 2007
Tooling and test equipment	$231,778
Office equipment	60,323
Computer equipment	375,838
Software	6,842,367
Furniture and fixtures	20,480
Total property and equipment	7,530,786
Less: Accumulated depreciation and amortization	(1,667,316)

Total property and equipment, net	$5,863,470

NOTE 8 - OTHER ASSETS

Other assets consist of the following at March 31, 2007:

March 31, 2007
Netintact customer base	$3,832,581
Goodwill	960,209
Deposits	47,614
4,840,404
Less: Accumulated amortization	(834,343)

Total other assets	$4,006,061

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2007:

March 31, 2007
Accrued payroll and related expenses	$532,324
Accrued audit and legal expenses	33,588
Accrued taxes payable	215,837
Other accrued expenses	8,747
Accrued sales commissions	213,720
Contingent warranty liability	29,441

Total accrued liabilities	$1,033,657

NOTE 10 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. During the three months ended March 31, 2007, an estimated charge of 4% of hardware sales during the period, amounting to $15,204, was added to the contingent warranty accrual.

Warranty accrual, December 31, 2006	$14,237
Charged to cost of sales	15,204
Actual warranty expenditures	-
Warranty accrual, March 31, 2007	$29,441

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

In April 2006, the Company issued 825,000 restricted common shares to a consulting firm to provide investor relations services which began December 1, 2005 and will continue for 18 months from that date. For the three months ended March 31, 2007, consulting service expense of $96,249 is included in General and Administrative Expenses reported for that period. As of March 31, 2007, the value associated with 91,666 common shares issued for services which will be performed during the next 2 months following that date is reported as a reduction in additional paid in capital in the amount of $64,170.

NOTE 12 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

	Three Months Ended
	March 31, 2007	April 2, 2006
United States	$780,209	$11,698
Latin America	26,621	10,634
Australia	150,531	-
West Indies	42,644	-
Asia	262,811	-
Europe (excluding Scandinavia)	40,315	-
Scandinavia	681,799	-
Total	$1,984,930	$22,332

The Company's long-lived assets are located in the United States, Scandinavia, and Australia. Scandinavia is shown separately, because Netintact AB is based in Scandinavia.

The Company's accounts receivable are derived from billings to customers located in the United States, Latin America, Australia, Scandinavia and Europe. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the three months ended March 31, 2007, three customers accounted for 23%, 13%, and 10% of revenues and no other customer accounted for more than 6% of revenues. For the three months ended April 2, 2006, two customers accounted for 52.4% and 47.6% of revenues, respectively.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $176,639 of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 - 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

Summary Tax Expense
Tax on profitable entities at annual effective tax rate	$18,247
Tax benefit on purchase accounting adjustment	(259,904)
State minimum taxes	1,256
Total income tax expense (benefit) for the three months ended March 31, 2007	$(240,401)

NOTE: We have included the benefit from the reversal of the purchase accounting adjustment because it is a material number that affects the tax rate. Normally, under FIN 18, temporary differences are disregarded.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

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

From May 1, 2002, the date of our inception, through July 2, 2006, we operated as a development stage company, devoting substantially all of our efforts and resources to developing and testing new products and raising capital. During the three months ended October 1, 2006, we emerged from the development stage as a result of our acquisition on August 18, 2006 of Netintact, a private enterprise located in Varberg, Sweden and its line of mature software products for managing the flow of network traffic on local area networks.

As a result of the Netintact and Netintact PTY transactions, the core products and business of Procera have changed dramatically. Today, Procera is looking to become one of the prominent next generation traffic management solutions for broadband service networks. Netintact’s flagship product and technology, PacketLogic, now form the core of Procera’s product offering. There are over 750 PacketLogic installations at more than 350 service providers, telephone companies, enterprises, colleges and universities around the world.

The company’s strategy has been to expand the penetration of PacketLogic’s unique capabilities across a broader market through a combination of geographic, channel and strategic expansion. The current quarter ending March 31, 2007 is the second full quarter of PacketLogic sales. As anticipated by management, the current quarter sales increased by over 40% over the prior quarter ending December 31, 2006. Gross margin continued at 78% for the current quarter. During the current quarter, the Company achieved initial adoption in the market segment requiring Communications Assistance for Law Enforcement Act, or CALEA, compliance, and anticipates additional expansion in this market in the near future.

CHANGES IN FINANCIAL POSITION FOR THE THREE MONTHS ENDED March 31, 2007.

Assets.

Cash and cash equivalents decreased by approximately $980,000 (-19%) during the three months ended March 31, 2007 primarily as a result of net operating losses and investment in working capital.

Accounts receivable, net increased by approximately $675,000 (+15%) during the three months ended March 31, 2007 primarily as a result of increased sales of $567,000 over the three months ended December 31, 2006.

Inventories increased by approximately $148,000 (+57%) during the three months ended March 31, 2007 primarily in support of higher sales volumes.

Prepaid expenses and other current assets increased by approximately $98,000 (+121%) during the three months ended March 31, 2007 primarily as a result of: (i) an increase in prepaid taxes of approximately $32,000; (ii) an increase of approximately $39,000 due to trade show deposit; (iii) an increase of approximately $13,000 due to various equipment and rental prepayments and (iv) an increase in various other prepaid expenses of approximately $14,000.

Other assets decreased by approximately $408,000 (-8%) during the three months ended March 31, 2007 as a result of (i) quarterly amortization of the customer base intangible asset acquired in the acquisition of Netintact of approximately $358,000 and (ii) the refund of a payroll security deposit of approximately $40,000.

Liabilities.

Accounts payable increased by approximately $130,000 (+45%) during the three months ended March 31, 2007 primarily due to purchases of raw material for building hardware inventory to support increased sales demand.

Deferred revenue increased by approximately $243,000 (+63%) during the three months ended March 31, 2007 primarily due to the growth in sales of software licenses to customers, which are being amortized as revenue pro rata over the term of said licenses.

Accrued liabilities increased by approximately $375,000 (+57%) during the three months ended March 31, 2007 primarily due to: (i) an increase of approximately $168,000 in accrued paid time-off, vacation and related payroll expenses; (ii) an increase in accrued sales commissions of approximately $214,000; and (iii) an increase in accrued tax expenses of approximately $18,000; offset by (iv) a reduction in other accrued expenses of approximately $23,000.

Stockholders’ Equity.

Additional paid-in capital increased by approximately $466,000 during the three months ended March 31, 2007 primarily due to: (i) an increase of approximately $234,000 from charges for stock-based compensation; (ii) an increase of approximately $153,000 from the issuance of shares as compensation for services performed; and (iii) am increase of approximately $79,000 from the issuance of stock for cash upon the exercise of stock warrants.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 2, 2006.

Revenues

Net revenues reported for the three months ended March 31, 2007 and April 2, 2006 are $1,984,930 and $22,332, respectively. Revenues for the period ended March 31, 2007 included $927,986, $722,114, and $334,830 for Procera (Americas), Netintact AB (Europe and Scandinavia) and Netintact PTY (Pacific Rim including Australia) respectively. Revenues for the period ended April 2, 2006 were all generated in the Americas. The increase of approximately $1,963,000 in revenues reported for the three months ended March 31, 2007 is due to increased sales of Netintact PacketLogic products.

Cost of Sales

Cost of sales of $436,335 and $61,861 for the three months ended March 31, 2007 and April 2, 2006, respectively. Cost of Sales for the period ended March 31, 2007 included $267,124, $108,440 and $60,770 for the Procera, Netintact AB and Netintact PTY respectively. Costs of Sales for the period ended April 2, 2006 were all generated by Procera.

Cost of sales include: (a) the direct cost of materials for products sold; (b) applied direct labor and manufacturing overhead; and (c) inventory adjustments. Cost of sales for the three months ended March 31, 2007 and April 2, 2006 included approximately $116,000 and approximately $19,000 of applied direct labor and manufacturing overhead costs, respectively. Inventory adjustments totaling approximately $11,000 and approximately $35,000 were charged to cost of sales for the three months ended March 31, 2007 and April 2, 2006, respectively.

During the three months ended March 31, 2007, 100% of fixed and variable manufacturing overhead costs, totaling approximately $116,000, were applied to cost of sales. During the three months ending April 2, 2006, 20% of fixed and variable manufacturing overhead costs, totaling approximately $95,000, were applied to cost of sales while the remaining manufacturing costs were included in Engineering as product development support costs Because volume sales are now being achieved, reported cost of sales will include all of the fixed and variable manufacturing overhead in addition to applied direct labor, direct material, and the other cost categories listed above. Inventory adjustments are not expected to occur on a regular basis.

Gross Margin

Consolidated gross margin was 78% for the three months ending March 31, 2007. For the three months ended March 31, 2007, we reported a gross margin of $1,548,595. The consolidated gross margin for the three months ended March 31, 2007 included gross margin by Procera of $660,862 (71% of revenue) by Netintact AB of $613,674 (85% of revenue) and by Netintact PTY of $274,060 (82% of revenue) For the three months ended April 2, 2006, we reported a negative gross margin of $(39,529), all associated with Procera.

Excluding the significant charges for material cost variances, inventory adjustments and the application of labor and overhead, a gross margin of approximately 84.4% and 60.9%, was realized from net revenues for the three months ended March 31, 2007 and April 2, 2006, respectively. The gross margin increases for the respective three month periods is mainly due to the sales of Netintact PacketLogic products.

	Three Months Ended
	March 31 2007	April 2, 2006
Revenues	$1,984,930	$22,332

Cost of sales
Direct material cost	309,635	8,729
Applied labor and manufacturing overheads	115,630	18,537
Inventory adjustments	11,070	34,595
Total cost of sales	436,335	61,861
Gross Income (Loss)	$1,548,595	$(39,529)

Gross margin (gross loss)	78.0%	(177.0)%
Gross margins - excluding applied overhead, inventory adjustment, and material cost variances	84.4%	60.9%

Operating Expenses

Engineering:

Engineering expenses increased by approximately $128,000 from approximately $715,000 for the three months ended April 2, 2006 to approximately $843,000 for the three months ended March 31, 2007. The increase in engineering expenses is due primarily to: (i) an increase of approximately $351,000 resulting from the acquisition of Netintact; (ii) an increase in outside testing services of approximately $25,000; and (iii) an increase in travel and entertainment expense of approximately $13,000; offset by (iv) a decrease in stock-based compensation expense of approximately $134,000; (v) a decrease in expendable tools, equipment and software expenses of approximately $16,000; (vi) a decrease in manufacturing expenses previously reported as engineering expenses of approximately $95,000; and (vii) a net reduction in personnel expenses of approximately $16,000 due to a net reduction in headcount of 1 employee.

Sales and Marketing:

Sales and marketing expenses increased by approximately $741,000 from approximately $455,000 for the three months ended April 2, 2006 to approximately $1,196,000 for the three months ended March 31, 2007. The increase in sales and marketing expenses is due primarily to the acquisition of Netintact AB and PTY, commission expenses associated with increased sales and support of the expansion of global sales and marketing functions. Details of increased Sales and Marketing expense include: (i) an increase of approximately $37,000 from stock based compensation expense; (ii) an increase of approximately $305,000 from the acquisition of Netintact AB; (iii) an increase in commission expense of approximately $213,000; (iv) an increase in trade show expenses of approximately $39,000; (v) an increase in compensation to outside sales representatives of approximately $54,000; (vi) an increase in other marketing expenses of approximately $34,000; (vii) an increase in travel and entertainment expenses of approximately $13,000; (viii) an increase in personnel expenses of approximately $36,000, due to an increase in headcount of 2 employees; and (ix) an increase in consulting expenses of approximately $10,000.

It is anticipated that Sales and Marketing expenses will continue to experience significant growth from the March 31 2007 quarter rate as expansion plans are implemented.

General and Administrative:

General and administrative expenses increased by approximately $1,131,000 from approximately $495,000 for the three months ended April 2, 2006 to approximately $1,626,000 for the three months ended March 31, 2007. The increase in general and administrative expenses is due primarily to:(i) an increase of approximately $70,000 due to the acquisition of Netintact; (ii) an increase in personnel expenses of approximately $80,000 due to the addition of 2 new hires; (iii) an increase in amortization of intangible assets acquired in connection with the acquisition of Netintact of approximately $927,000; (iv) an increase in legal, audit, and tax compliance expenses of approximately $30,000; (v) an increase in travel and entertainment expenses of approximately $6,000; (vi) an increase in stock based compensation expense of approximately $63,000; offset by (vii) a decrease in outside consulting services of approximately $30,000; and (viii) a decrease in administrative expenses of approximately $15,000.

	Three Months Ended
	March 31, 2007	April 2, 2006
Operating expenses
Engineering	$842,614	$714,564
Sales and marketing	1,195,655	454,840
General and administrative	1,625,898	495,112
Total operating expenses	$3,664,167	$1,664,516

Interest and Other Income

We earned interest income on funds maintained in an interest-bearing money market account. For the three months ended March 31, 2007 and April 2, 2006, we recorded interest and other income of approximately $18,300 and $200, respectively.

Interest and Other Expense

For the three months ended March 31, 2007 and April 2, 2006, we recorded interest and other expenses of approximately $1,700 and $3000, respectively. We had no long-term or interest-bearing debt outstanding as of March 31, 2007 and April 2, 2006. The interest expense incurred during the three months ended March 31, 2007 relates to the short-term financing of directors and officers insurance premiums.

Net Loss

We incurred a net loss of $(1,858,610) and $(1,706,763) for the three months ended March 31, 2007 and April 2, 2006, respectively. Our net loss per share was $(0.03) and $(0.05) for the three months ended March 31, 2007 and April 2, 2006, respectively.

Liquidity and Capital Resources

On March 31, 2007, we had cash on hand of approximately $4,233,000. At the levels of projected revenue, expenses and customer payments this amount of cash will be sufficient to support our operations through the end of 2007. If our projected levels of revenues, costs and expenses and customer payments are below expectations, our cash may be insufficient to support our operations through the end of the third quarter. If this eventuality were to occur, we may need additional funds from financing in order to sustain our operations after the third quarter 2007 and beyond and in the event we do not receive financing prior to the end of the third quarter, we may be unable to fund operations.

We have only $40,013 in debt obligations and no contractual commitments that will affect liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $176,639 of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 - 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

Summary Tax Expense
Tax on profitable entities at annual effective tax rate	$18,247
Tax benefit on purchase accounting adjustment	(259,904)
State minimum taxes	1,256
Total income tax expense (benefit) for the three months ended March 31, 2007	$(240,401)

NOTE: We have included the benefit from the reversal of the purchase accounting adjustment because it is a material number that affects the tax rate. Normally, under FIN 18, temporary differences are disregarded.

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

Warranty Reserve

We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs we will incur to repair or replace product under warranty. The amount of estimated warranty costs is accrued primarily based on historical experience of costs incurred as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we are required to adjust warranty reserves in the future, we would affect operating results.

Deferred Tax Valuation Allowance

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Currently, our deferred tax assets are fully reserved.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that could materially adversely affect our business, financial condition, or operating results.

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

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE.

For the three months ended March 31, 2007 we had losses from operations of $(1,858,610). We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses. Our management believes these expenditures are necessary to build and maintain hardware and software technology and to further penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

WE MAY NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, our working capital will be sufficient to meet the needs of our business through the end of 2007. However a number of factors including than anticipated Revenues, higher than expected cost of goods sold or expenses, or the inability of our customers to pay for the goods and services ordered may negatively impact our expectations. As a result, we anticipate raising additional capital in the near term. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability could have a material adverse effect on our business, results of operations and financial condition.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 100,000,000 shares of common stock and 15,000,000 shares of preferred stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At March 31, 2007 there were 68,614,105 shares of common stock outstanding, warrants to purchase 8,878,102 shares of common stock, stock options to purchase 5,533,784 shares of common stock. In addition, there are ungranted stock options to purchase 1,966,216 shares of common stock pursuant to our stock option plans, 72,727 shares committed but not yet issued for services rendered, and 4,902,000 shares of common stock reserved but not issued for incentive and escrow shares resulting from Procera's acquisition of Netintact and Netintact PTY.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Douglas J. Glader (Chief Executive Officer), Gary J. Johnson (Senior Vice President of Sales and Marketing), Sven-Eric Nowicki (President of Netintact), Alexander Havang (Chief Technical Officer), Thomas Williams (Chief Financial Oficer), Jon Linden (Vice President, European Sales) Albert Lopez (Vice President Product Management) and Paul Eovino (Controller) . The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We currently do not have key person insurance in place. If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take their place. There is no assurance that we would be able to find such an employee. If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down or stop. We could fail to implement our strategy or lose the sales and marketing and development momentum.

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

WE HAVE LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND DEFEND AGAINST CLAIMS WHICH MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

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

The market for network equipment products is characterized by the need to support new standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must comply with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. Some of our product offerings are to support compliance of our customers with the regulatory act commonly known as Communications Assistance for Law Enforcement Agencies (“CALEA”). Accordingly we must comply with the changing requirements of CALEA. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other network control and management technology companies. Recently, Procera has acquired Netintact AB (a Swedish corporation) and Netintact PTY (an Australian corporation). Procera could have difficulty in assimilating those companies' personnel and operations. In addition, the key personnel of the acquired companies may decide not to work for us. These acquisitions could distract our management and employees and increase our expenses. Furthermore, Procera had to issue equity securities to pay for these acquisitions which had a dilutive effect on its existing shareholders and it may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to Procera’s existing shareholders.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF PROCERA DIFFICULT.

We are a Nevada corporation. Anti-takeover provisions of Nevada law and our charter documents could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to stockholders. Our articles of incorporation provide that our Board of Directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. All of the foregoing could adversely affect prevailing market prices for our common stock.

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

In addition, our stock is currently quoted on the NASD OTC Market and it is uncertain that we will be able to successfully apply for listing on the American Stock Exchange or the NASDAQ Global Market or Capital Market in the foreseeable future due to the trading price for our Common Stock, market capitalization, our working capital and revenue history. Failure to list our shares on the American Stock Exchange or the Global or Capital Markets will impair the liquidity for our common stock.

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

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2007, we had 68,614,105 shares of common stock outstanding.

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

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

On January 24, 2007, Staffan S. Hillberg was elected a director of Procera Networks, Inc., or Procera. Mr. Hillberg was elected to fill a vacant board seat and will serve as a director until Procera’s 2007 annual stockholders’ meeting.

On March 22, 2007, Mary M. Losty was elected a director of Procera, effective May 2, 2007. Ms Losty was elected to fill a vacant board seat and will serve as a director until Procera’s 2007 annual stockholders’ meeting. Ms. Losty was an investor in Procera’s offering of common stock and warrants that closed on November 30, 2007.

ITEM 6. EXHIBITS

2.8	First amendment to First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera and the Sellers of Netintact Dated January 24, 2007
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Procera Networks, Inc.,
a Nevada corporation
May 15, 2007
	By:	/s/ Douglas J. Glader
Douglas J. Glader
	Its:	President and Chief Executive Officer

	By:	/s/ Thomas Williams
Thomas Williams
	Its:	Chief Financial Officer

EXHIBIT INDEX

2.8	First amendment to First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera and the Sellers of Netintact Dated January 24, 2007
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002