Form 10QSB
period 2007-06-30
PROCERA NETWORKS INC
filed 2007-08-15
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of July 30, 2007 there were 73,784,826 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes ☐   No  ☒

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$8,926,380
Accounts receivable, net	2,480,572
Inventories, net	662,077
Prepaid expenses and other current assets	172,990
Total Current Assets	12,242,019

Property and Equipment, net	5,298,963
Other Assets	3,646,419
Total Assets	$21,187,401

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$301,023
Deferred revenue	785,145
Accrued liabilities	2,072,714
Leases payable—current portion	20,947
Total Current Liabilities	3,179,829

Long Term Liabilities
Deferred rent	17,154
Deferred tax liability	2,302,048
Leases payable—non-current portion	13,698
Commitments and Contingencies	-
Total Liabilities	5,512,729

Stockholders’ Equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; none issued and outstanding at June 30, 2007	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 69,312,576 shares issued and outstanding at June 30, 2007	69,313
Additional paid-in-capital	39,565,267
Common Stock Subscribed net of costs	5,840,160
Accumulated deficit	(29,824,831)
Comprehensive Income	24,763
Total Stockholders’ Equity	15,674,672
Total Liabilities and Stockholders’ Equity	$21,187,401

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 2, 2006
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006

Sales	$2,117,000	$54,751	$4,101,929	$77,083
Cost of sales	680,609	151,249	1,116,944	213,110
Gross Profit	1,436,391	(96,498)	2,984,985	(136,027)

Operating Expenses:
Engineering (a)	691,409	791,106	1,534,023	1,505,670
Sales and Marketing (b)	1,564,929	459,248	2,760,584	914,088
General and Administrative (c)	2,068,325	600,226	3,694,220	1,095,338
Total Operating Expenses	4,324,663	1,850,580	7,988,827	3,515,096

Loss from operations	(2,888,272)	(1,947,078)	(5,003,842)	(3,651,123)

Other Income (Expense)
Interest and other income	23,131	5,480	41,424	5,738
Interest and other expense	(8,808)	(1,014)	(10,540)	(3,990)
Total Other Income (Expense)	14,323	4,466	30,884	1,748

Net Loss before taxes	(2,873,949)	(1,942,612)	(4,972,958)	(3,649,375)
Provision for Income Taxes	264,561	-	504,962
Net loss after taxes	(2,609,388)	(1,942,612)	(4,467,996)	(3,649,375)

Other comprehensive income, net	(10,877)	-	10,382	-
Comprehensive Loss	$(2,620,265)	$(1,942,612)	$(4,457,614)	$(3,649,375)

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.09)
Shares used in computing net loss per share-basic and diluted	68,904,544	46,745,012	68,642,709	41,573,067

Continued

See Accompanying notes to Condensed Statements of Operations and Comprehensive Income

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 2, 2006
(unaudited)

Continued

(a)  Includes stock compensation expenses resulting from the issuance of stock options in the amount of $69,327 and $291,683 for the three months ended June 30, 2007 and July 2, 2006, respectively, and $142,266 and $501,488 for the six months ended June 30, 2007 and July 2, 2006, respectively.  In addition, this expense category includes stock compensation expenses resulting from the issuance of warrants for services provided in the amount of $2,343 for the three months and six months ended June 30, 2007

(b)  Includes stock compensation expenses resulting from the issuance of stock options in the amount of $44,448 and $58,845 for the three months ended June 30, 2007 and July 2, 2006, respectively and $125,208 and $102,451 for the six months ended June 30, 2007 and July 2, 2006, respectively.  In addition, this expense category includes stock compensation expenses resulting from the issuance of warrants for services provided in the amount of $43,997 and $3,922 for the six months ended June 30, 2007 and July 2, 2006, respectively.

(c)  Includes stock compensation expenses resulting from the issuance of stock options in the amount of $109,401 and $5,301  for the three months ended June 30, 2007 and July 2, 2006, respectively and $184,335 and $17,514 for the six months ended June 30, 2007 and July 2, 2006, respectively.  Includes stock compensation expenses resulting from the issuance of restricted common shares for services provided in the amount of $104,925 and $96,249 for the three months ended June 30, 2007 and July 2, 2006, respectively and $201,174 and $197,707 for the six months ended June 30, 2007 and July 2, 2006, respectively.   In addition, this expense category includes stock compensation expenses resulting from the issuance of warrants for services provided in the amount of $59,339 for the three months ended July 2, 2006 and $13,275 and $73,721 for the six months ended June 30, 2007 and July 2, 2006, respectively.   Includes amortization expenses of $926,583 and $1,853,166 relating to assets acquired by the Company in its acquisition of Netintact for the three months and six months ended June 30, 2007 respectively.

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six Months Ended June 30, 2007 and July 2, 2006

	Six Months Ended
	June 30, 2007	July 2, 2006
Cash flows from operating activities:
Net loss	$(4,467,996)	$(3,649,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service rendered	258,444	99,458
Stock based compensation	483,338	625,374
Common stock subscribed for service rendered	-	96,249
Fair Value of warrants issued to non-employee	-	73,771
Depreciation	84,131	13,079
Amortization of intangibles	1,853,165	-
Deferred income taxes	(518,552)	-
Changes in assets and liabilities:
Accounts receivable	(1,278,303)	(60,806)
Inventory	(387,101)	87,777
Prepaid expenses and other assets	(3,471)	93,041
Accounts payable	13,710	(167,346)
Accrued liabilities, deferred rent	1,391,184	(87,915)
Deferred revenue	392,923	-
Net cash used in operating activities	(2,178,528)	(2,876,693)

Cash flows used in investing activities:
Purchase of property and equipment	(180,605)	(14,983)
Net cash used in investing activities	(180,605)	(14,983)

Cash flows from financing activities:
Proceeds from common stock subscription, net	5,840,160	4,101,468
Proceeds from exercise of warrants	221,934	-
Proceeds from exercise of Stock Options	38,754	-
Lease payments	(11,273)	-
Payment on loan payable	-	(110,000)
Net cash provided by financing activities	6,089,575	3,991,468

Effect of exchange rates on cash and cash equivalents	(18,239)	-

Net increase (decrease) in cash and cash equivalents	3,712,203	1,099,792

Cash and cash equivalents, beginning of period	5,214,177	1,254,831

Cash and cash equivalents, end of period	$8,926,380	$2,354,623

See accompanying notes to these condensed financial statements

 PROCERA NETWORKS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2007
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a global provider of intelligent network traffic identification, management and control solutions for network providers.  Procera’s core product suite, the PacketLogic™ line of appliances, provides a highly accurate application identification engine through the use of it’s proprietary deep flow inspection engine, DRDL™ (Datastream Recognition Definition Language).  PacketLogic is deployed at more than 400 broadband service providers (“BSP’s”), telephone companies, colleges and universities worldwide.

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

On June 28, 2006, Procera and all shareholders of Netintact AB, a Swedish corporation ("Netintact") entered into a Stock Exchange Agreement and Plan of Reorganization to make Netintact a wholly owned subsidiary of Procera.  The agreement was amended with the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), and closed the transaction effective as of August 18, 2006.  The Agreement was amended on January 24, 2007 to, among other things, amend several of the terms and conditions of certain warrants issued in connection with the transaction and amend the incentive share plan.

On September 29, 2006, Procera and two of the three shareholders of Netintact PTY, an Australian company (“Netintact PTY”) entered into a Stock Exchange Agreement and Plan of Reorganization whereby Procera acquired 49% of the outstanding stock of Netintact PTY and closed the transaction effective as of September 29, 2006.  Netintact, the remaining shareholder of Netintact PTY, owns 51 shares of Common Stock of Netintact PTY, constituting fifty-one (51%) of the issued and outstanding securities of Netintact PTY.

Consolidated financial information for the six months ended June 30, 2007 includes historical financial information of Procera, Netintact and Netintact PTY from January 1, 2007.  Consolidated financial information for the six months ended July 2, 2006 includes Procera only.

	Six Months Ended
	June 30,	July 2,
	2007	2006
Net Sales	$4,101,929	$77,083
Net (loss)	$(4,467,996)	$(3,649,375)
Basic Earnings per share	$(0.07)	$(0.09)

The Company's quarterly reporting during the fiscal quarter ended July 2, 2006 consisted of a thirteen-week period ending on the Sunday closest to the calendar month end.  The Company changed its reporting period to the last date of the quarter effective December 31, 2006.  The second quarter of fiscal 2007 and 2006 ended on June 30, 2007 and July 2, 2006 respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Procera Networks, Inc. (the "Company" or “Procera”) for the fiscal years ended December 31, 2006 and January 1, 2006 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and July 2, 2006 and cash flows for the six months ended June 30, 2007 and July 2, 2006.  The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Basis of Consolidation

The consolidated financial statements include the accounts of Procera Networks, Inc. and its wholly owned subsidiaries Netintact AB and Netintact Pty.  All significant intercompany balances and transactions have been eliminated.

Liquidity

The Company has experienced net losses since its inception and had an accumulated deficit of $(29,824,831) at June 30, 2007.  Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's products, markets and infrastructure.  The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products.  During the 3 month period ending June 30, 2007, the company raised $5,840,160, net of costs, in a private placement of common stock.  At the levels of projected revenue, expenses and customer payments this amount of cash will be sufficient to support our operations through the foreseeable future.  The Company may require additional funding and may sell additional shares of its common stock, preferred stock or debt securities through private placement or further public offerings.  There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company.  Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs.  The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition.  The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability.  The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Procera's significant accounting policies during the six months ended June 30, 2007 as compared to what was previously disclosed in Procera's Annual Report on Form 10-KSB for the year ended December 31, 2006, except for the adoption of FIN No. 48 (see Note 13).

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates regarding deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Concentration of Credit Risk

Financial instruments potentially subjecting Procera to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Procera generally invests excess cash in low risk, liquid instruments.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2007, the Company maintains its cash and cash equivalents with a major investment firm and a major bank in the United States and Sweden.

Cash Concentration

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.  One customer represents 22% of total accounts receivable as of June 30, 2007.  No other customer individually represents more than 10% of total accounts receivable.

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

General Share-Based Award Information

The following table summarizes activity under the equity incentive plans for the six months ended June 30, 2007:

				Average
				Weighted
			Weighted	remaining
	Shares	Number of	Average	Contractual	Aggregate
	Available	Options	Exercise	Life (in	Intrinsic
	For Grant	Outstanding	Price	years)	Value

Balance at December 31, 2006	2,016,216	5,483,784	$0.96
Authorized	-	-	-
Granted	(140,000)	140,000	$2.07
Exercised	-	(45,293)	(0.86)
Cancelled	62,491	(62,491)	$(0.73)

Balance at June 30, 2007	1,938,707	5,516,000	$0.99	8.7	$11,284,470

Options vested and expected to vest at June 30, 2007		4,965,545	$0.99	8.7	$10,147,922

Options vested and exercisable		1,846,298	$1.03	8.1	$3,707,486

The weighted average grant date fair value of options granted during the three months ended June 30, 2007 and July 2, 2006 was $2.07 and $0.69, respectively.  The total fair value of shares vested during the six months ended June 30, 2007 and July 2, 2006 was $269,082 and $587,403, respectively.

As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to share-based awards was $2,347,604, net of estimated forfeitures, and will be recognized over an estimated weighted average amortization period of 2.7 years.

The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

	Options Outstanding at June 30, 2007			Options Vested and Exercisable at June 30, 2007
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.45 - $0.69	2,025,000	8.96	$0.56	579,512	8.89	$0.55
$0.72 - $1.19	2,335,000	8.54	$0.97	845,094	7.78	$0.86
$1.52 - $3.35	1,156,000	8.32	$1.78	421,692	7.54	$2.05
	5,516,000	8.65	$0.99	1,846,298	8.07	$1.03

Our closing stock price on the last trading day of the three months which ended June 30, 2007 was $3.03 per share.  The intrinsic value of stock options outstanding as of June 30, 2007 is $11,284,470.

The effect of recording stock-based compensation for the three and the six months ended June 30, 2007 and July 2, 2006 respectively, and the allocation to expense under SFAS No. 123(R) was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006

Stock-based compensation expense from stock options	$247,206	$359,750	$480,995	$625,374
Tax effect on stock-based compensation	-	-	-	-
Net effect on net loss	$247,206	$359,750	$480,995	$625,374

Effect on basic and diluted net loss per share	$0.00	$0.01	$0.01	$0.02

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006

Cost of sales	$24,031	$-	$29,187	$-
Engineering	69,327	291,683	142,266	497,781
Selling, General and Administrative	153,848	68,067	309,542	$127,593
Stock-based compensation before income taxes	247,206	359,750	480,995	625,374

Income tax benefit	-	-	-	-
Total stock-based compensation expenses after income tax	$247,206	$359,750	$480,995	$625,374

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

The weighted average assumptions used are as follows:

	For the Six Months Ended
	June 30, 2007	July 2, 2006
Risk Free interest rate	4.81%	4.64%-4.72%
Expected life of share-based award	4.0-6.25 years	4.0 years
Expected dividends	0%	0%
Volatility	102%	105%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rates are taken from the 3-year and 7-year daily constant maturity rate as of the grant dates as published by the Federal Reserve Bank of St. Louis and represent the yields on actively traded Treasury securities comparable to the expected term of the options. The expected life of the options granted in 2007 is calculated using the simplified method which uses the midpoint between the vesting period and the contractual grant date.

NOTE 3 - NET LOSS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006
Numerator - Basic and diluted	$(2,609,388)	$(1,942,612)	$(4,467,996)	$(3,649,375)
Denominator - basic and diluted	-	-	-	-
Weighted average common shares outstanding	68,904,544	46,745,012	68,642,709	41,573,067
Total	68,904,544	46,745,012	68,642,709	41,573,067
Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.09)
Antidilutive securities:
Options			5,516,000	4,991,000
Warrants			8,145,990	7,319,240
Common stock subscriptions			-	504,169
Rights to purchase common stock			-	150,000
Incentive shares and warrants			4,902,000	-
Total			18,563,990	12,964,409

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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at June 30, 2007:

June 30,
2007
Trade accounts receivable	$2,617,713
Less: Allowance for uncollectable accounts	(137,141)
Accounts receivable, net	$2,480,572

NOTE 5 - INVENTORIES, NET

Inventories consist of the following at June 30, 2007:

June 30,
2007
Raw materials	$246,303
Work-in-progress	21,302
Finished goods	521,210
Less: Inventory reserve for obsolescence	(126,738)
Inventories, net	$662,077

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of the following at June 30, 2007:

June 30,
2007
Prepaid Trade Show	$5,230
Prepaid insurance	45,229
Prepaid rent	18,056
Prepaid equipment lease	9,860
Prepaid taxes	40,699
Prepaid software licenses	26,998
Prepaid maintenance	405
Other prepaid expenses	26,513
Total prepaid expenses	$172,990

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at June 30, 2007:

June 30,
2007
Tooling and test equipment	$255,081
Office equipment	52,083
Computer equipment	416,710
Software	6,842,368
Furniture and fixtures	25,114
Total property and equipment	7,591,356
Less: Accumulated depreciation and amortization	(2,292,393)
Total property and equipment, net	$5,298,963

NOTE 8 – OTHER ASSETS

Other assets consist of the following at June 30, 2007:

June 30,
2007
Netintact customer base	$3,832,581
Goodwill	960,209
Deposits	47,724
Subtotal	4,840,514
Less: Accumulated amortization	(1,194,095)
Total other assets	$3,646,419

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2007:

June 30,
2007
Accrued payroll and related expenses	$265,920
Accrued vacation	288,061
Accrued audit and legal expenses	166,811
Accrued taxes payable	146,518
Accrued receipts not invoiced	370,680
Accrued Placement agent fees	507,840
Accrued sales commissions	284,414
Contingent warranty liability	33,899
Other accrued expense	8,571
Total accrued liabilities	$2,072,714

NOTE 10 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.  During the six months ended June 30, 2007, an estimated charge of 4% of hardware sales during the period, amounting to $12,949, was added to the contingent warranty accrual.

Warranty accrual, December 31, 2006	$20,950
Charged to cost of sales	12,949
Actual warranty expenditures	-
Warranty accrual, June 30, 2007	$33,899

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

In June 2007, the Company commenced a private placement of 3,000,000 shares of the Company’s common stock with the option to extend the offering to 4,000,000 shares at $2.00.  As of June 30, 2007, the Company had received subscriptions for $6,348,000.  The company also accrued $507,840 for the costs of the subscription as of June 30, 2007.

In April 2006, the Company issued 825,000 restricted common shares to a consulting firm to provide investor relations services which began December 1, 2005 and continued for 18 months from that date.  For the three months and six months ended June 30, 2007, investor relations expense of $64,170 and $160,419 respectively, is included in General and Administrative expenses.  The Company accrued $40,755 for the cost associated with the issuance of 16,500 restricted common shares to a consulting firm to provide investor relations services for the month of June, 2007.  This additional expense is included in General and Administrative expense for the three months and six months ended June 30, 2007.

During the 6 month period ending June 30, 2007, the Company received $221,927 to exercise warrants and $38,753 for the exercise of employee stock options.  Stock based compensation expense for the 6 month period was $483,338 and comprehensive loss for the period was $4,457,614

NOTE 12 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006
United States	$605,613	$47,201	$1,385,822	$58,899
Latin America	59,779	-	129,044	10,634
Australia	221,833	-	372,364	-
Middle East	16,043	-	16,043	-
Asia	257,386	-	520,197	-
Europe (excluding Scandinavia)	663,303	-	703,618	-
Scandinavia	293,043	7,550	974,841	7,550
Total	$2,117,000	$54,751	$4,101,929	$77,083

The Company's long-lived assets are located in the United States, Scandinavia, and Australia. Scandinavia is shown separately, because Netintact AB is based in Scandinavia.

The Company's accounts receivable are derived from billings to customers located in the United States, Latin America, Australia, Scandinavia and Europe. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers.  For the six months ended June 30, 2007, three customers accounted for 13%, 12%, and 10% of revenues and no other customer accounted for more than 6% of revenues. For the six months ended July 2, 2006, one customer accounted for 61% of revenues.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 – 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

There were no significant changes to any of these amounts during the first six months of 2007.

Summary Tax Expense	Total Income Tax Expense/(Benefit)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
Tax on profitable entities at annual effective tax rate	$(4,656)	$13,591
Tax benefit on purchase accounting adjustment (1)	(259,905)	(519,809)
State minimum taxes	-	1,256
Total Income tax Expense/(Benefit)	$(264,561)	$(504,962)

(1)
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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007  We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public   Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

OVERVIEW

History

Procera is a Nevada corporation and is headquartered in Los Gatos, California. Procera was spun out from Digi International of Eden Prairie, Minnesota by Douglas Glader on May 1, 2002.  Procera’s mission was to develop and market intelligent network products to protect, control and optimize IP-based traffic. On October 16, 2003, Procera merged with Zowcom, Inc, a publicly-traded Nevada corporation.  The merged company started trading under the symbol OTC: BB:PRNW.OB.

On June 28, 2006, Procera and all shareholders of Netintact AB, a Swedish corporation ("Netintact") entered into a Stock Exchange Agreement and Plan of Reorganization to make Netintact a wholly owned subsidiary of Procera.  The agreement was amended with the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), and closed the transaction effective as of August 18, 2006.  The Agreement was amended on January 24, 2007 to, among other things, amend several of the terms and conditions of the incentive warrants, closing date warrants and incentive share plan.

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

As a result of the Netintact and Netintact PTY transactions, the core products and business of Procera have changed dramatically.  Today, Procera is looking to become one of the prominent next generation traffic management solutions for broadband service networks. Netintact’s flagship product and technology, PacketLogic, now form the core of Procera’s product offering.  There are over 750 PacketLogic installations at more than 400 service providers, telephone companies, enterprises, colleges and universities around the world.

The company’s strategy has been to expand the penetration of PacketLogic’s unique capabilities across a broader market through a combination of geographic, channel and strategic expansion.  The current quarter ending June 30, 2007 is the third full quarter of PacketLogic sales for Procera.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 2, 2006.

Revenues

During the current quarter, the company placed more emphasis on selling to OEM and large accounts.  Partially as a result of the longer sales cycle attributed to this shift in emphasis, current quarter sales increased by 7% over the prior quarter ending March 31, 2007.  Sales for the last two quarters increased by 123% over the prior two quarters ending December 31, 2006.  Gross margin dropped to 68% from the prior quarter rate of 73% primarily due to new product introduction costs.

The company operates from three legal entities including Procera (Americas), Netintact AB (Europe and Scandinavia) and Netintact PTY (Pacific Rim including Australia), respectively.  The following table presents the breakdown of net revenues by entity;

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006
Procera	$662,010	$54,751	$1,589,996	$77,083
Netintact AB	975,771	-	1,697,885	-
Netintact PTY	479,219	-	814,048	-
Total	$2,117,000	$54,751	$4,101,929	$77,083

The company acquired Netintact AB on August 18, 2006 and Netintact PTY on September 30, 2006.  Net sales for the three and six month periods ending July 2, 2006 include only Procera and Procera related products.  Net sales for the three and six month periods ending June 30, 2007 include Procera and Netintact related products and sales channels.  Revenues increased by approximately $2,062,000 for the three months ended June 30, 2007 versus July 2, 2006 and $4,025,000 for the six months ended June 30, 2007 due to increased sales of Netintact PacketLogic products and the expanded sales channels of the Netintact companies.

Cost of Sales

Cost of sales include: (a) the direct cost of materials for products sold; (b) applied direct labor and manufacturing overhead; and (c) inventory adjustments. The following table presents the breakdown of Cost of Sales by entity;
	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006
Procera	$377,072	$151,249	$644,197	$213,110
Netintact AB	204,917	-	313,357	-
Netintact PTY	98,620	-	159,390	-
Total	$680,609	$151,249	$1,116,944	$213,110

Total cost of sales for the three and six month periods ending July 2, 2006 includes only Procera and Procera related products.  Cost of sales for the three month period ending June 30, 2007 includes costs for Procera and Netintact related products and the expanded sales channels resulting from the acquisition of the Netintact companies.

During the three and six months ended July 2, 2006 manufacturing costs were applied to Cost of Sales based on estimated costs at full volume.  The remaining expense of manufacturing was included in Engineering as a cost of product development.  As a result of increasing manufacturing activity, all fixed and variable manufacturing costs, effective January 1, 2007, are included in Cost of Sales.

Gross Margin

The following summary presents Gross Margin by entity;

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006
Procera	$284,938	$(96,498)	$945,800	$(136,027)
Percent of Net Product Sales	43.0%	(-176%)	59.5%	(-176%)
Netintact AB	770,854	-	1,384,526	-
Percent of Net Product Sales	79.0%	-	81.5%	-
Netintact PTY	380,599	-	654,659	-
Percent of Net Product Sales	79.3%	-	80.4%	-
Total	$1,436,391	$(96,498)	$2,984,985	$(136,027)
Percent of Net Product Sales	67.9%	(-176%)	72.7%	(-176%)

Consolidated gross margins were 68% and 73% of net sales for the three and six month ended June 30, 2007, respectively.  Margins eroded during the most recent quarter due to one time costs associated with new product sales.  Consolidated gross margin for the three and six months ended July 2, 2006 were negative 176%, primarily due to product introduction costs and inventory adjustments.

Operating Expenses

Engineering:

Engineering expenses for the three months ended June 30, 2007 decreased by approximately $100,000 when compared to the three months ended July 2, 2006.  The decrease in engineering expenses for the three month period is due primarily to reductions in US payroll of $168,000, stock based compensation expense of $218,000, and manufacturing cost allocation of $65,000, offset by the addition of Netintact engineering expenses of $351,000. Engineering expenses for the six months ended June 30, 2007 increased by approximately $29,000 when compared to the six months ended July 2, 2006.  The increase in engineering expenses for the six month period is due primarily to increases in product certification and testing of $57,000 and  the addition of Netintact engineering expense of $702,000 offset by reductions in US payroll of $203,000, stock based compensation expense of $353,000 and manufacturing cost allocation of $174,000.

Sales and Marketing:

Sales and marketing expenses have increased for the three and six month periods ended June 30, 2007 when compared to the three and six month periods ended July 2, 2006. The primary expense increases are due to:  (i) increased sales, customer services and marketing headcount in order to support expanding sales and markets; (ii) additional marketing programs including trade shows, literature, publications and advertisement; (iii) growth in commissions associated with increased sales volume; and (iv) the additional costs associated with the acquisition of the Netintact PacketLogic product and related sales and channels.

Sales and marketing expenses for the three months ended June 30, 2007 increased by approximately $1,106,000 when compared to the three months ended July 2, 2006.  The primary increases in sales and marketing expenses include increases in salaries and benefits of $241,000, marketing communications of $110,000 commission expenses of $105,000 and the addition of Netintact expenses of $650,000.  Sales and marketing expenses for the six months ended June 30, 2007 increased by approximately $1,846,000 when compared to the six months ended July 2, 2007.  The increase in sales and marketing expenses for the six month period is due to increases in salaries and benefits of $281,000, stock based compensation of $67,000, sales commissions of $75,000, sales representative expenses of $80,000, marketing communications and trade shows of $178,000, travel and entertainment of $71,000 and the addition of Netintact expenses of $$1,094,000.

It is anticipated that the growth of Sales and Marketing expenses will continue to accelerate from the June 30 2007 quarter as expansion plans are implemented.

General and Administrative:

General and administrative expenses have increased for the three and six month periods ended June 30, 2007 when compared to the same periods for Fiscal 2006.  The primary expense increases are due to: (i) the amortization of the intangible assets acquired in connection with the acquisition of Netintact; (ii) increased spending for professional services, including legal, audit and tax as a result of the acquisition and associated globalization of the company; and (iii) additional costs associated with the acquisition of Netintact.

General and administrative expenses for the three months ended June 30, 2007 increased by approximately $1,468,000 when compared to the same period in the prior fiscal year.  The primary expense increases in general and administrative expenses during this period include amortization of intangible assets of $927,000, stock based compensation of $104,000, professional services of $248,000, reserve for doubtful accounts receivable of $125,000 and expenses associated with the addition of Netintact of $47,000.   The increase in expenses for the six months ended June 30, 2007 were approximately $2,599,000 when compared to the six months ended July 2, 2007.   The primary expenses increases during this period include amortization of intangible assets of $1,853,000 stock based compensation of $167,000, professional services of $249,000, reserve for doubtful accounts receivable of $125,000 and expenses associated with the addition of Netintact of $118,000.

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2007	2006	2007	2006
Operating expenses
Engineering	$691,409	$791,106	$1,534,023	$1,505,670
Sales and marketing	1,564,929	459,248	2,760,584	914,088
General and administrative	2,068,325	600,226	3,694,220	1,095,338

Total operating expenses	$4,324,663	$1,850,580	$7,988,827	$3,515,096

Interest and Other Income

We earned interest income on funds maintained in an interest-bearing money market account. For the three months ended June 30, 2007 and July 2, 2006, we recorded interest and other income of approximately $23,000 and $5,000, respectively.   For the six months ended June 30, 2007 and July 2, 2006 we recorded interest and other income of approximately $41,000 and $6,000, respectively

Interest and Other Expense

For the three months ended June 30, 2007 and July 2, 2006, we recorded interest and other expenses of approximately $9,000 and $1,000, respectively.   For the six months ended June 30, 2007 and July 2, 2006 we recorded interest and other expense of $11,000 and $4,000, respectively.  The interest expenses incurred during these reporting periods primarily relates to the short-term financing of directors and officers insurance premiums.

Net Loss

We incurred a net loss of $(2,609,388) and $(1,942,612) for the three months ended June 30, 2007 and July 2, 2006, respectively and a net loss of $(4,467,996) and $(3,649,375) for the six months ended June 30, 2007 and July 2, 2006 respectively.

Our net loss per share was $(0.04) and $(0.04) for the three months ended June 30, 2007 and July 2, 2006, respectively and $(0.07) and $(0.09) for the six months ended June 30, 2007 and July 2, 2006, respectively

CHANGES IN FINANCIAL POSITION FOR THE SIX MONTHS ENDED JUNE 30, 2007.

Assets.

Cash and cash equivalents increased by approximately $3,712,000 or 71% during the six months ended June 30, 2007 and are further detailed below.  Primary elements of the change in cash and cash equivalents include increased cash from the gross proceeds of a private placement of common stock of $6,348,000, proceeds from warrant and option purchases of $261,000, and decreased cash from operating loss, adjusted for non cash items, of $2,307,000 and other working capital and investment activities of $590,000.  Common shares, in connection with the private placement, were issued in July 2007.

Accounts receivable, net increased by approximately $1,319,000 or 114% during the six months ended June 30, 2007 primarily as a result of increased sales of $701,000 over the three month periods ended June 30, 2007 and December 31, 2006 and a higher percentage of sales in the Pacific Rim.

Inventories increased by approximately $403,000 or 156% during the six months ended June 30, 2007 primarily to support higher sales volumes.

Prepaid expenses and other current assets increased by approximately $49,000 or 40% during the six months ended June 30, 2007 primarily as a result of:  (i) an increase in prepaid taxes of approximately $30,000; (ii) an increase of approximately $13,000 due to consulting fees; and (iii) an increase of approximately $17,000 due to prepaid insurance premiums.

Property and Equipment, net decreased by $1,032,000 or 16% during the six months ended June 30, 2007.  Gross assets increased by $187,000 due to expansion of product testing and the capability of evaluating customer environments.  Depreciation reserves decreased property and equipment net value by $1,219,000

Other assets decreased by approximately $768,000 or 17% during the six months ended June 30, 2007 as a result of: (i) amortization of the customer base intangible asset acquired in the acquisition of Netintact of approximately $720,000; and (ii) the refund of a payroll security deposit of approximately $48,000.

Liabilities.

Accounts payable increased by approximately $15,000 or 5% during the six months ended June 30, 2007 primarily due to purchases of raw material for building hardware inventory to support increased sales demand.

Deferred revenue increased by approximately $402,000 or 105% during the six months ended June 30, 2007 due to the growth in sales of software licenses to customers which are being amortized as revenue pro rata over the term of said licenses.

Accrued liabilities increased by approximately $1,415,000 or 216% during the six months ended June 30, 2007 primarily due to: (i) an increase of approximately $196,000 in accrued paid time-off, vacation and related payroll expenses; (ii) an increase in accrued sales commissions of approximately $274,000; (iii) an increase in accrued placement agent fees associated with the private placement sale of common stock of approximately $508,000; (iv) an increase of received not invoiced Inventory of approximately $299,000 and (v) an increase of estimated taxes and services of approximately $138,000.

Long term liabilities decreased by approximately $533,000 or 19% during the six months ended June 30, 2007.  The primary element of the decrease was the amortization of the deferred tax benefit associated with the initial write-up of intangible value as a result of the acquisition of Netintact.

Stockholders’ Equity.

Additional paid-in capital increased by approximately $6,842,000 during the six months ended June 30, 2007 primarily due to:  (i) an increase of approximately $483,000 from charges for stock-based compensation; (ii) an increase of approximately $258,000 from the issuance of shares as compensation for services performed; (iii) an increase of approximately $222,000 for the issuance of stock for cash upon the exercise of stock warrants; (iv) an increase of approximately $39,000 for the issuance of stock for cash upon the exercise of stock options; (v) an increase of approximately $6,348,000 for the issuance of stock through a private placement of common shares; and (iv) a decrease of approximately $508,000 for the estimated costs of the private placement.

Liquidity and Capital Resources

On June 30, 2007, we had cash on hand of approximately $8,926,000.  At the levels of projected revenue, expenses and customer payments this amount of cash will be sufficient to support our operations through the foreseeable future.  If our projected levels of revenues, costs and expenses and customer payments are below expectations, our cash may be insufficient to support our operations through the end of the second quarter of 2008.  If this eventuality were to occur, we may need additional funds from financing in order to sustain our operations after the second quarter 2008 and beyond and in the event we do not receive financing prior to the end of the third quarter 2008, we may be unable to fund operations.

We have only $34,645 in debt obligations and no contractual commitments that will affect liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006.  At the present time, Procera does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 – 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

Summary Tax Expense	Total Income Tax Expense/(Benefit)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
Tax on profitable entities at annual effective tax rate	$(4,656)	$13,591
Tax benefit on purchase accounting adjustment	(259,905)	(519,809)
State minimum taxes	-	1,256
Total Income tax Expense/(Benefit)	$(264,561)	$(504,962)

NOTE:  We have included the benefit from the reversal of the purchase accounting adjustment because it is a material number that affects the tax rate.  Normally, under FIN 18, temporary differences are disregarded.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007 We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.

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

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE.

For the six months ended June 30, 2007 we had losses from operations of $(4,467,996). We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses. Our management believes these expenditures are necessary to build and maintain hardware and software technology and to further penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

WE MAY NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, our working capital will be sufficient to meet the needs of our business through the end of 2008.  However a number of factors including than anticipated Revenues, higher than expected cost of goods sold or expenses, or the inability of our customers to pay for the goods and services ordered may negatively impact our expectations.  As a result, we anticipate raising additional capital in the near term.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability could have a material adverse effect on our business, results of operations and financial condition.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 100,000,000 shares of common stock and 15,000,000 shares of preferred stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At June 30, 2007 there were 69,312,576 shares of common stock outstanding, warrants to purchase 8,145,990 shares of common stock, stock options to purchase 5,516,000 shares of common stock. In addition, there are ungranted stock options to purchase 1,938,707 shares of common stock pursuant to our stock option plans, 72,727 shares committed but not yet issued for services rendered, and 4,902,000 shares of common stock reserved but not issued for incentive and escrow shares resulting from Procera's acquisition of Netintact and Netintact PTY.

On July 16, 2007, the company issued 3,999,750 restricted common shares to investors who participated in a private placement sale of stock and warrants to purchase 200,000 shares of restricted common stock were issued as compensation to placement agents.

On July 26, 2007, 247,500 restricted common shares were issued for investor relations services to be performed from June 1, 2007 through August 31, 2008.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Douglas J. Glader (Chief Executive Officer), Gary J. Johnson (Senior Vice President of Sales and Marketing), Sven-Eric Nowicki (President of Netintact), David Stepner (Chief Operating Officer), Alexander Havang (Chief Technical Officer), Thomas Williams (Chief Financial Oficer), Jon Linden (Vice President, European Sales) Albert Lopez (Vice President Product Management) and Paul Eovino (Controller) . The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We currently do not have key person insurance in place. If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take their place. There is no assurance that we would be able to find such an employee. If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down or stop. We could fail to implement our strategy or lose the sales and marketing and development momentum.

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

OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our manufacturers' property.  In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results.  We currently have significant redundant capacity in Sweden in the event of a natural disaster or catastrophic event in Silicon Valley. In the event of such an occurrence, our business could none the less suffer.  The operations in Sweden are subjects to disruption by extreme winter weather.

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

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2007, we had 69,312.576 shares of common stock outstanding.

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

During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION

Appointment of Principal Operating Officer

On May 21, 2007, David Stepner was appointed as chief operating officer of the Company.  Reporting to Dr. Stepner will be corporate marketing, product development, product marketing, manufacturing, IT, and global services.

Dr. Stepner is a Silicon Valley veteran with experience at a variety of successful high-tech companies.  Most recently, from June 2001 to March 2007 Dr. Stepner was CEO of Teja Technologies, a venture capital backed software company targeting the networking equipment market with a software development platform for the newest generation multi-core processors. Prior to that, from 1999 to 2000 he was general manager of the platforms business unit of Wind River Systems, developer of the widely adopted Tornado development environment and VxWorks real-time operating system.  He came to Wind River via its acquisition of  Integrated Systems Inc. (ISI),  where  from 1992 to 1999 he  served as  president  of its Diab-SDS subsidiary, and earlier as its vice president of R&D. Dr. Stepner has held executive positions at two other venture-backed startup companies -- Greyhawk Systems, which he co-founded, and Diasonics, which conducted the largest IPO in history up to its time.  Previously he was vice president of R&D at Measurex Corp.  Dr. Stepner received a B.S. from Brown University, and an M.S. and Ph.D. in electrical engineering from Stanford.

Dr. Stepner’s compensation consists of a salary of $160,000 per annum, an option to purchase 250,000 shares of the Company’s common stock under the Company’s shareholder approved stock option plan, and a grant of 300,000 shares of restricted stock.  The Stock options and restricted shares vest over the next three years and are subject to immediate vesting if there is a change of control of the Company and or an involuntary termination of Dr. Stepner’s employment within twelve months of such change of control.   In addition, Dr. Stepner is entitled to the employee benefits available to all Company employees and is eligible for an annual bonus at the completion of the Company’s 2007 year, equal to 50% of his base salary.  The key deliverables to attain this bonus will be the attainment of both the Company’s revenue and gross profit business plan objectives.   The description of the Dr. Stepner’s employment terms is qualified in its entirety by reference to his offer letter, which is filed as Exhibit 10.9 to this Quarterly Report on Form10-Q.

No family relationship exists between Dr. Stepner and any other officer, director or principal shareholder of the Company or persons nominated or chosen by the Company to become directors or officers

ITEM 6.  EXHIBITS

10.9	Employee Offer Letter for David Stepner
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unaudited pro forma combined statements of operations for the three and six month periods ended July 2, 2006

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Procera Networks, Inc.,
a Nevada corporation
August 15, 2007

By:	/s/ Douglas J. Glader
Douglas J. Glader
Its:	President and Chief Executive Officer

By:	/s/ Thomas Williams
Thomas Williams
Its:	Chief Financial Officer

EXHIBIT INDEX

10.9	Employee Offer Letter for David Stepner
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unaudited pro forma combined statements of operations for the three and six month periods ended July 2, 2006