Form 10QSB
period 2007-09-30
PROCERA NETWORKS INC
filed 2007-11-14
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-49862

PROCERA NETWORKS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100C Cooper Court Los Gatos, CA	95032
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 31, 2007 there were 74,136,667 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format: Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2007
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$8,594,225
Accounts receivable, net	3,100,353
Inventories, net	866,112
Prepaid expenses and other current assets	234,254
Total Current Assets	12,794,944

Property and Equipment, net	5,079,960
Other Assets	3,286,772
Total Assets	$21,161,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,197,645
Deferred revenue	918,854
Accrued liabilities	1,362,655
Commitments and Contingencies	-
Notes payable —current portion	11,527
Capital Leases payable—current portion	22,148
Total Current Liabilities	3,512,829

Long Term Liabilities
Deferred rent	12,476
Deferred tax liability	1,996,015
Notes payable— non-current portion	63,178
Capital Leases payable—non-current portion	2,417
Total Liabilities	5,586,915

Stockholders’ Equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; none issued and outstanding at September 30, 2007	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 73,963,513 shares issued and outstanding at September 30, 2007	73,964
Additional paid-in-capital	48,306,524
Accumulated deficit	(32,904,902)
Accumulated Other Comprehensive Income	99,175
Total Stockholders’ Equity	15,575,561
Total Liabilities and Stockholders’ Equity	$21,161,676

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Sales	$1,645,658	$420,859	$5,747,587	$498,212
Cost of sales	575,857	106,819	1,692,800	319,929
Gross Profit	1,069,801	314,040	4,054,787	178,283

Operating Expenses:
Engineering (a)	768,885	908,754	2,302,908	2,414,424
Sales and Marketing (b)	1,710,828	436,956	4,471,412	1,351,044
General and Administrative (c)	2,008,541	839,105	5,702,762	1,934,443
Total Operating Expenses	4,488,254	2,184,815	12,477,082	5,699,911

Loss from operations	(3,418,453)	(1,870,775)	(8,422,295)	(5,521,628)

Other Income (Expense)
Interest and other income	26,181	3,753	57,407	9,491
Interest and other expense	(1,034)	(890)	(14,981)	(4,880)
Total Other Income (Expense)	25,147	2,863	42,426	4,611

Net Loss before taxes	(3,393,306)	(1,867,912)	(8,379,869)	(5,517,017)
Benefit (Provision) for Income Taxes	300,537	(12,397)	805,499	(12,397)
Net loss after taxes	(3,092,769)	(1,880,309)	(7,574,370)	(5,529,414)

Other comprehensive income, net	2,316	-	26,303	-
Comprehensive Loss	$(3,090,453)	$(1,880,309)	$(7,548,067)	$(5,529,414)

Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.12)
Shares used in computing net loss per share-basic and diluted	73,089,577	55,488,782	70,141,287	46,211,639

Continued

See Accompanying notes to Condensed Statements of Operations and Comprehensive Income

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
(unaudited)

Continued

(a) Includes stock compensation expenses resulting from the issuance of stock options and common stock in the amount of $139,768 and $359,187 for the three months ended September 30, 2007 and October 1, 2006, respectively, and $282,035 and $860,675 for the nine months ended September 30, 2007 and October 1, 2006, respectively. In addition, this expense category includes stock compensation expenses resulting from the issuance of warrants for services provided in the amount of $2,343 for the nine months ended September 30, 2007

(b) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $282,961 and $69,538 for the three months ended September 30, 2007 and October 1, 2006, respectively and $408,169 and $175,911 for the nine months ended September 30, 2007 and October 1, 2006, respectively. In addition, this expense category includes stock compensation expenses resulting from the issuance of warrants for services provided in the amount of $43,997 and $5,408 for the nine months ended September 30, 2007 and October 1, 2006, respectively.

(c) Includes stock compensation expenses resulting from the issuance of stock options in the amount of $228,680 and $23,578 for the three months ended September 30, 2007 and October 1, 2006, respectively and $413,014 and $41,091 for the nine months ended September 30, 2007 and October 1, 2006, respectively. Includes stock compensation expenses resulting from the issuance of restricted common shares for services provided in the amount of $122,265 and $96,249 for the three months ended September 30, 2007 and October 1, 2006 respectively and $323,440 and $291,956 for the nine months ended September 30, 2007 and October 1, 2006, respectively.  In addition, this expense category includes stock compensation expenses resulting from the issuance of warrants for services provided in the amount of $132,328 for the three months ended September 30, 2007 and $145,603 and $73,721 for the nine months ended September 30, 2007 and October 1, 2006, respectively.  Includes amortization expenses of $926,583 and $2,779,750 for the three months and nine months ended September 30, 2007 respectively relating to assets acquired by the Company in its acquisition of Netintact.

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and October 1, 2006
(unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net loss	$(7,548,067)	$(5,529,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service rendered	323,440	291,956
Stock based compensation	1,330,076	1,077,677
Common stock subscribed for service rendered	-	-
Fair Value of warrants issued to non-employee	-	59,389
Depreciation	120,294	180,282
Amortization of intangibles	2,786,687	-
Deferred income taxes	(824,585)	-
Changes in assets and liabilities:
Accounts receivable	(1,785,818)	(320,892)
Inventory	(593,425)	39,315
Prepaid expenses and other assets	(58,614)	(4,168,668)
Accounts payable	904,934	(121,790)
Accrued liabilities, deferred rent	639,211	(101,556)
Deferred revenue	500,716	35,634
Net cash used in operating activities	(4,205,151)	(8,558,067)

Cash flows used in investing activities:
Purchase of property and equipment	(551,419)	(5,014,343)
Cash from acquisition of business	-	452,669
Net cash used in investing activities	(551,419)	(4,561,674)

Cash flows from financing activities:
Proceeds from common stock subscription, net	7,354,403	13,794,173
Proceeds from exercise of warrants	674,178	-
Proceeds from exercise of Stock Options	66,277	-
Proceeds from issuance of Note Payable	75,666	-
Payments on Note Payable	(961)	-
Lease payments	(25,808)	-
Payment on loan payable	-	(240,000)
Net cash provided by financing activities	8,143,755	13,554,173

Effect of exchange rates on cash and cash equivalents	(7,137)	-

Net increase (decrease) in cash and cash equivalents	3,380,048	434,431

Cash and cash equivalents, beginning of period	5,214,177	1,254,831

Cash and cash equivalents, end of period	$8,594,225	$1,689,262

See accompanying notes to these condensed financial statements

PROCERA NETWORKS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2007
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

History

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a global provider of intelligent network traffic identification, management and control solutions for network providers.  Procera’s core product suite, the PacketLogic™ line of appliances, provides a highly accurate application identification engine through the use of it’s proprietary deep flow inspection engine, DRDL™ (Datastream Recognition Definition Language).  PacketLogic is deployed at more than 400 broadband service providers (“BSP’s”), telephone companies, colleges and universities worldwide. The common stock of Procera is listed on the American Stock Exchange under the trading symbol “PKT”.

On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation (“Netintact AB”). On September 29, 2006, Procera acquired 49% of the stock of Netintact PTY, an Australian company (“Netintact PTY”). Netintact AB owns the remaining 51% of Netintact PTY, effectively making Netintact PTY a wholly owned subsidiary of Procera.

Basis of Consolidation

Consolidated financial information for the nine months ended September 30, 2007 includes historical financial information of Procera, Netintact and Netintact PTY from January 1, 2007. Consolidated financial information for the nine months ended October 1, 2006 includes Procera for the full nine months, Netintact AB for the forty-four day period after the acquisition and none of the results of Netintact PTY.

	Nine Months Ended
	September 30,	October 1,
	2007	2006
Net Sales	$5,747,587	$498,212
Net (loss)	$(7,548,067)	$(5,529,414)
Basic Earnings per share	$(0.11)	$(0.12)

The Company's quarterly reporting during the fiscal quarter ended October 1, 2006 consisted of a thirteen-week period ending on the Sunday closest to the calendar month end. The Company changed its reporting period to the last date of the quarter effective December 31, 2006. The third quarter of fiscal 2007 and 2006 ended on September 30, 2007 and October 1, 2006 respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Procera Networks, Inc. (the "Company" or “Procera”) for the fiscal years ended December 31, 2006 and January 1, 2006 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2007, and the results of operations for the three and nine months ended September 30, 2007 and October 1, 2006 and cash flows for the nine months ended September 30, 2007 and October 1, 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The functional currency of the company is the U.S. Dollar. The Netintact subsidiaries have functional currencies other that the U.S. Dollar. All assets and liabilities have been translated using period ending exchange rates. Statement of Operations have been translated using the Average rate during the period reported. Gains and losses resulting from translating foreign currency financial statements are accumulated and recorded in accordance with FASB 52. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to 2006 information to conform to 2007 financial categories.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Procera's significant accounting policies during the nine months ended September 30, 2007 as compared to what was previously disclosed in Procera's Annual Report on Form 10-KSB for the year ended December 31, 2006, except for the adoption of FIN No. 48 (see Note 13).

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2007, the Company maintains its cash and cash equivalents with a major investment firm and major banks in the United States, Sweden and Australia.

Cash Concentration

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. One customer represents 19% of total accounts receivable as of September 30, 2007. No other customer individually represents more than 10% of total accounts receivable.

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

NOTE 2 - STOCK BASED COMPENSATION

Effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

General Share-Based Award Information

The following table summarizes activity under the equity incentive plans for the nine months ended September 30, 2007:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2006	2,016,216	5,483,784	$0.96
Authorized	-	-	-
Granted	(800,000)	800,000	$2.43
Exercised	-	(89,655)	(0.75)
Cancelled	193,129	(193,129)	$(0.66)

Balance at September 30, 2007	1,409,345	6,001,000	$1.16	8.6	$10,753,490

Options vested and expected to vest at September 30, 2007		5,439,352	$1.15	8.6	$9,614,600

Options vested and exercisable		2,256,685	$1.01	8.0	$4,391,215

The weighted average grant date fair value of options granted during the three months ended September 30, 2007 and October 1, 2006 was $1.97 and $0.53, respectively. The total fair value of shares vested during the nine months ended September 30, 2007 and October 1, 2006 was $1,161,979 and $1,101,300, respectively.

As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to share-based awards was $2,988,168, net of estimated forfeitures, and will be recognized over an estimated weighted average amortization period of 2.6 years.

The options outstanding and exercisable at September 30, 2007 were in the following exercise price ranges:

	Options Outstanding at September 30, 2007			Options Vested and Exercisable at September 30, 2007
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.45 - $0.69	2,000,000	8.7	$0.59	838,888	8.7	$0.64
$0.72 - $1.19	2,285,000	8.3	$0.97	923,189	7.5	$0.86
$1.52 - $3.35	1,716,000	8.7	$2.13	494,608	7.5	$2.10
	6,001,000	8.6	$1.16	2,256,685	8.0	$1.05

Our closing stock price on the last trading day of the three months which ended September 30, 2007 was $2.95 per share. The intrinsic value of stock options outstanding as of September 30, 2007 is $10,753,490.

The effect of recording stock-based compensation for the three and the nine months ended September 30, 2007 and October 1, 2006 respectively, and the allocation to expense under SFAS No. 123(R) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Stock-based compensation expense from stock options	$789,466	$452,303	$1,330,076	$1,077,677
Tax effect on stock-based compensation	-	-	-	-
Net effect on net loss	$789,466	$452,303	$1,330,076	$1,077,677

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Cost of sales	$5,729	$-	$34,916	$-
Engineering	139,768	359,187	284,378	860,675
Selling, General and Administrative	643,969	93,116	1,010,783	$217,002
Stock-based compensation before income taxes	789,466	452,303	1,330,076	1,077,677

Income tax benefit	-	-	-	-
Total stock-based compensation expenses after income tax	$789,466	$452,303	$1,330,076	$1,077,677

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), Securities Exchange Commission Staff Accounting Bulletin (“SEC SAB”) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach.

The weighted average assumptions used are as follows:

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Risk Free interest rate	4.54-5.02%	4.64%-5.06%
Expected life of share-based award	4.0-7.0 years	4.0 years
Expected dividends	0%	0%
Volatility	94-102%	101%

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Numerator - Basic and diluted	$(3,090,453)	$(1,880,309)	$(7,548,067)	$(5,529,414)
Denominator - basic and diluted	-	-	-	-
Weighted average common shares outstanding	68,904,544	55,488,782	68,642,709	46,211,639
Total	68,904,544	55,488,782	68,642,709	46,211,639
Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.12)
Antidilutive securities:
Options			6,001,000	4,037,111
Warrants			8,080,790	7,661,726
Common stock subscriptions			-	366,670
Rights to purchase common stock			-	-
Incentive shares and warrants			4,902,000	-
Total			18,983,790	12,065,507

The following items represent the primary financial categories where management estimates and judgments are factored into the values presented;

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of trade receivables, net of estimates for doubtful payment or sales returns, and include the following at September 30, 2007:

September 30,
2007
Trade accounts receivable	$3,361,180
Less: Allowance for uncollectable accounts	(260,827)
Accounts receivable, net	$3,100,353

NOTE 5 - INVENTORIES, NET

Inventories are stated at lower-of-cost or market on a first-in, first-out basis. The Company assesses, on a quarterly basis, the future value of inventories based on specific usage and future utility. A reduction of value is estimated whenever such excess or obsolescence is note.

Inventories consist of the following at September 30, 2007:

September 30,
2007
Raw materials	$286,958
Finished goods	705,892
Less: Inventory reserve for obsolescence	(126,738)
Inventories, net	$866,112

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of long lived assets recorded at original cost and depreciated evenly over their useful life. At least annually, the Company reviews these assets for impairment to determine if the net fair value is consistent with expected future value of the asset. As of September 30, 2007 the gross and net value of property and equipment is as follows:

September 30,
2007
Total property and equipment	7,994,945
Less: Accumulated depreciation and amortization	(2,914,985)
Total property and equipment, net	$5,079,960

NOTE 7 – INTANGIBLES AND OTHER ASSETS

Intangible assets are valued at their acquired value and amortized over their useful life. Intangible assets are also reviewed at least annually for impairment.

September 30,
2007
Netintact customer base	$3,832,582
Goodwill	960,209
Deposits	47,828
Subtotal	4,840,618
Less: Accumulated amortization	(1,553,846)
Total other assets	$3,286,772

NOTE 8 - ACCRUED WARRANTY AND RELATED COSTS

PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. The Company periodically reviews the accrued balances and updates the historical warranty cost trends. During the nine months ended September 30, 2007, we estimate our future costs will be 4% of hardware sold during the period, amounting to $19,737.

Warranty accrual, December 31, 2006	$20,950
Charged to cost of sales	19,737
Actual warranty expenditures	-
Warranty accrual, September 30, 2007	$40,687

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

In June 2007, the Company commenced a private placement of 3,000,000 shares of the Company’s common stock with the option to extend the offering to 4,000,000 shares at $2.00. The private placement was completed on July 17, 2007. The Company received subscriptions for $7,999,500 and incurred estimated costs of $638,040 for placement agent warrants and $7,057 in other expenses.

In April 2006, the Company issued 825,000 restricted common shares to a consulting firm to provide investor relations services which began December 1, 2005 and continued for 18 months from that date; in July, 2007, the Company issued 247,500 restricted common shares to continue the same investor relations services through December 2008. For the three months and nine months ended September 30, 2007, investor relations expense of $122,265 and $323,439 respectively, is included in General and Administrative expenses.

During the 9 month period ending September 30, 2007, the Company received $674,177 for the exercise of warrants and $66,277 for the exercise of employee stock options. Stock based compensation expense for the 9 month period was $1,330,076 and comprehensive loss for the period was $ 7,548,067

NOTE 10 - MARKET SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer's location. The following is a summary of revenue by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
United States	$279,594	$82,895	$1,665,417	$142,064
Latin America	249,298	50,085	378,339	60,719
Australia	137,994	-	510,358	-
Asia	339,787	-	859,984	-
Europe (excl Scandinavia)	319,809	-	1,039,470	-
Scandinavia	319,176	287,879	1,294,019	295,429
Total	$1,645,658	$420,859	$5,747,587	$498,212

The Company's long-lived assets are located in the United States, Sweden and Australia.

	Nine Months Ended
	September 30,	October 1,
	2007	2006
Long-lived assets:
United States	$1,151,004	$1,534,030
Sweden	$7,169,061	$7,325,009
Australia	$46,667	$68,933
Total	$8,366,732	$8,927,972

The Company's accounts receivable are derived from billings to customers primarily located in the North and South America, Australia, the Pacific Rim, Scandinavia and Europe. The Company performs ongoing credit evaluations of certain customers' financial condition and, generally, requires no collateral from its customers. For the nine months ended September 30, 2007, four customers accounted for 10%, 9%, 9% and 8% of revenues and no other customer accounted for more than 6% of revenues. For the nine months ended October 1, 2006, no customers accounted for more than 5% of revenues.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 – 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

There were no significant changes to any of these amounts during the first nine months of 2007.

Summary Tax Expense	Total Income Tax Expense/(Benefit)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Tax on profitable entities at annual effective tax rate	$4,696	$18,287
Tax benefit on purchase accounting adjustment (1)	(306,033)	(825,842)
State minimum taxes	800	2,056
Total Income tax Expense/(Benefit)	$(300,537)	$(805,499)

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007. We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.

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

OVERVIEW

History

Procera is a Nevada corporation and is headquartered in Los Gatos, California. Procera was spun out from Digi International of Eden Prairie, Minnesota on May 1, 2002.  Procera’s mission was to develop and market intelligent network products to protect, control and optimize IP-based traffic. On October 16, 2003, Procera merged with Zowcom, Inc, a publicly-traded Nevada corporation.  The merged company started trading under the symbol OTC: BB:PRNW.OB. On September 20, 2007 the company stock began trading on the AMEX under the symbol “PKT”.

On June 28, 2006, Procera and all shareholders of Netintact AB, a Swedish corporation ("Netintact") entered into a Stock Exchange Agreement and Plan of Reorganization to make Netintact a wholly owned subsidiary of Procera. The agreement was amended with the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), and the transaction closed effective as of August 18, 2006.  The Agreement was amended on January 24, 2007 to, among other things, amend several of the terms and conditions of the incentive warrants, closing date warrants and incentive share plan.

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

The company’s strategy has been to expand the penetration of PacketLogic’s unique capabilities across a broader market through a combination of geographic, channel and strategic expansion. The current quarter ending September 30, 2007 is the fourth full quarter of PacketLogic sales for Procera.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006.

The Procera product family was the primary contributor to product sales and related expenses through August 17, 2006. Commencing on August 18, 2006 Procera combined with Netintact and the Packetlogic product family became the sole product family sold by the Company.

The Results of Operations for the three and nine months ended September 30, 2007 include Procera, Netintact AB and Netintact PTY for the full reporting periods. The Results of Operations for the three and nine months ended October 1, 2006 include Procera for the full reporting periods and Netintact AB for the 44 day period from August 18 through September 30, 2007. Netintact PTY was acquired on September 29, 2007 and thus is not included in the Results of Operations during the 2006 reporting periods.

Revenues

The company operates from three legal entities including Procera (Americas), Netintact AB (Europe and Scandinavia) and Netintact PTY (Pacific Rim including Australia), respectively. The following table presents the breakdown of net revenues by entity;

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006
Procera	$445,891	$132,980	$2,035,886	$210,333
Netintact AB	638,984	287,879	2,336,869	287,879
Netintact PTY	560,783	-	1,374,832	-
Total	$1,645,658	$420,859	$5,747,587	$498,212

Revenues increased by approximately $1,225,000 for the three months ended September 30, 2007 versus the three months ended October 1, 2006 and $5,249,000 for the nine months ended September 30, 2007 versus the nine months ended October 1, 2006 due to increased market acceptance of Netintact PacketLogic products and the expansion of sales channels for these products.

Cost of Sales

Cost of sales include: (a) the direct cost of materials, labor and overheads for products sold; (b) over and under absorbed direct costs; and (c) inventory adjustments. The Procera entity provides all manufacturing services for the Company; therefore, the inventory adjustments and over/under absorbed direct costs are included in the Procera information below. The following table presents the breakdown of Cost of Sales by entity:

	Three Months Ended		Nine Months Ended
	Sept.30,	Oct. 1,	Sept.30,	Oct. 1,
	2007	2006	2007	2006
Procera	$293,309	$52,687	$937,504	$265,797
Netintact AB	132,899	54,132	309,039	54,132
Netintact PTY	149,649	-	446,256	-
Total	$575,857	$106,819	$1,692,800	$319,929

The Company operated as a development stage company until June 30, 2006. During this period, certain manufacturing costs were allocated to Engineering expense as a cost of product development. As the Company emerged from the development stage, and manufacturing activity to support product sales increased, all fixed and variable manufacturing costs were included in Cost of Sales.

Gross Margin

The following summary presents Gross Margin by entity;

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006
Procera	$152,582	$80,293	$1,098,381	$(55,464)
Percent of Net Product Sales	34.2%	60.3%	53.9%	(26.4%	)
Netintact AB	506,085	233,747	1,890,613	233,747
Percent of Net Product Sales	79.2%	81.2%	80.9%	-
Netintact PTY	411,134	-	1,065,793	-
Percent of Net Product Sales	73.3%	-	77.5%	-
Total	$1,069,801	$314,040	$4,054,787	$178,283
Percent of Net Product Sales	65.0%	74.6%	70.5%	35.7%

Consolidated gross margins eroded from 75% to 65% for the three month period ended September 30, 2007 and October 1, 2006 respectively primarily due to an increase in sales to lower margin channels. Margins improved for the nine month period ended September 30, 2007 as compared to the nine month period ended October 1, 2006, primarily due to lower inventory adjustments associated the write off of the Procera product line inventory.

Operating Expenses

Operating expenses for the three and nine month periods ended September 30, 2007 and October 1, 2006 are as follows;

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006
Operating expenses
Engineering	$768,885	$908,754	$2,302,908	$2,414,424
Sales and marketing	1,710,828	436,956	4,471,412	1,351,044
General and administrative	2,008,541	839,105	5,702,762	1,934,443

Total operating expenses	$4,488,254	$2,184,815	$12,477,082	$5,699,911

Engineering:

Engineering expenses for the three months ended September 30, 2007 decreased by approximately $140,000 when compared to the three months ended October 1, 2006. The decrease in engineering expenses for the three month period is due primarily to reductions in US payroll of $162,000, stock based compensation expense of $215,000, and manufacturing cost allocation of $73,000, offset by increased prototype materials of $70,000 the addition of Netintact engineering expenses of $221,000, and miscellaneous of $19,000. Engineering expenses for the nine months ended September 30, 2007 decreased by approximately $112,000 when compared to the nine months ended October 1, 2006. The decrease in engineering expenses for the nine month period is due primarily to decreases in US payroll of $396,000, stock based compensation of $578,000 and allocated manufacturing costs of $247,000 offset by increases in product certification and testing of $102,000 prototype materials of $68,000 the addition of Netintact engineering expense of $924,000 and miscellaneous expenses of $15,000.

Research and Development costs included in Engineering expense are as follows:

	Three Months Ended		Nine months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006
Research & Development	$105,402	$75,275	$242,313	$219,826

Sales and Marketing:

Sales and marketing expenses have increased for the three and nine month periods ended September 30, 2007 when compared to the three and six month periods ended October 1, 2006. The primary expense increases are due to: (i) increased sales, customer services and marketing headcount in order to support expanding sales, channels and territory; (ii) additional marketing programs including trade shows, literature, publications and advertisement; (iii) growth in commissions associated with increased sales volume; and (iv) the additional costs associated with the acquisition of the Netintact PacketLogic product and related sales and channels.

Sales and marketing expenses for the three months ended September 30, 2007 increased by approximately $1,274,000 when compared to the three months ended October 1, 2006. The primary increases in sales and marketing expenses include increases in salaries and benefits of $315,000, stock based compensation of $213,000, marketing communications of $175,000, commission expenses of $63,000, and the addition of Netintact expenses of $508,000. Sales and marketing expenses for the nine months ended September 30, 2007 increased by approximately $3,120,000 when compared to the nine months ended October 1, 2007. The increase in sales and marketing expenses for the nine month period is due to increases in salaries and benefits of $595,000, stock based compensation of $232,000, sales commissions of $208,000, sales representative expenses of $120,000, marketing communications and trade shows of $254,000, travel and entertainment of $94,000, the addition of Netintact expenses of $1,601,000 and miscellaneous expenses of $16,000.

It is anticipated that the growth of Sales and Marketing expenses will continue to increase from the September 30, 2007 quarter as expansion plans are implemented.

General and Administrative:

General and administrative expenses have increased for the three and nine month periods ended September 30, 2007 when compared to the same periods for fiscal 2006. The primary expense increases are due to: (i) the amortization of the intangible assets acquired in connection with the acquisition of Netintact; (ii) increased spending for professional services, including legal, audit and tax as a result of the acquisition and associated globalization of the company; and (iii) additional costs associated with the acquisition of Netintact.

General and administrative expenses for the three months ended September 30, 2007 increased by approximately $1,169,000 when compared to the same period in the prior fiscal year. The primary expense increases in general and administrative expenses during this period include amortization of intangible assets of $768,000, stock based compensation of $23,000, payroll $220,000, professional services of $148,000, and expenses associated with the addition of Netintact of $5,000.  The increase in expenses for the nine months ended September 30, 2007 were approximately $3,768,000 when compared to the nine months ended October 1, 2007.  The primary expenses increases during this period include amortization of intangible assets of $2,622,000, stock based compensation of $360,000, payroll $194,000, professional services of $268,000, reserve for doubtful accounts receivable of $54,000, tax and licenses $79,000, office expenses $25,000 miscellaneous items of $34,000 and expenses associated with the addition of Netintact of $123,000.

Interest and Other Income

We earned interest income on funds maintained in an interest-bearing money market account. For the three months ended September 30, 2007 and October 1, 2006, we recorded interest and other income of approximately $26,000 and $5,000, respectively.  For the nine months ended September 30, 2007 and October 1, 2006 we recorded interest and other income of approximately $57,000 and $9,000, respectively. The favorable interest performance for the three and nine month periods from 2007 versus 2006 is primarily due to higher balances of cash during 2007.

Tax Provision

Tax provisions for the three month periods ended September 30, 2007 and October 1, 2006 were $301,000 (benefit) and $12,000 expense respectively. Tax provisions for the nine month periods ended September 30, 2007 and October 1, 2006 were $805,000 (benefit) and $12,000 (expense) respectively. The primary element of our tax benefits resulted from the amortization of the purchase accounting adjustment associated with the amortization of assets acquired from Netintact.

Interest and Other Expense

For the three months ended September 30, 2007 and October 1, 2006, we recorded interest and other expenses of approximately $1,000 and $1,000, respectively.  For the nine months ended September 30, 2007 and October 1, 2006 we recorded interest and other expense of $15,000 and $5,000, respectively. The interest expenses incurred during these reporting periods primarily relates to the short-term financing of insurance premiums and operating leases.

Net Loss

We incurred a net loss of $(3,090,453) and $(1,880,309) for the three months ended September 30, 2007 and October 1, 2006, respectively and a net loss of $(7,548,067) and $(5,529,414) for the nine months ended September 30, 2007 and October 1, 2006 respectively.

Our net loss per share was $(0.04) and $(0.03) for the three months ended September 30, 2007 and October 1, 2006, respectively and $(0.11) and $(0.12) for the nine months ended September 30, 2007 and October 1, 2006, respectively

CHANGES IN FINANCIAL POSITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

Assets.

Cash and cash equivalents increased by approximately $3,380,000 or 65% during the nine months ended September 30, 2007 and are further detailed below. Primary elements of the change in cash and cash equivalents include increased cash from the net proceeds of a private placement of common stock of $7,354,000 and proceeds from warrant and option purchases of $740,000, and decreased cash from operating loss, adjusted for non cash items, of $3,822,000 and other working capital and investment activities of $892,000. Common shares, in connection with the private placement, were issued in July 2007.

Accounts receivable, net increased by approximately $1,939,000 or 167% during the nine months ended September 30, 2007 primarily as a result of extended payment terms during the European vacation season.

Inventories increased by approximately $607,000 or 234% during the nine months ended September 30, 2007 primarily to support higher sales volumes.

Prepaid expenses and other current assets increased by approximately $110,000 or 89% during the nine months ended September 30, 2007 primarily as a result of: (i) an increase in prepaid taxes of approximately $16,000; (ii) an increase of approximately $24,000 due to product maintenance; and (iii) an increase of approximately $43,000 due to prepaid rent.

Property and Equipment, net decreased by $1,251,000 or (19%) during the nine months ended September 30, 2007. Gross assets increased by $591,000 due to expansion of product testing and the capability of evaluating customer environments. Depreciation reserves decreased property and equipment net value by $1,842,000

Other assets decreased by approximately $1,127,000 or (26%) during the nine months ended September 30, 2007 as a result of: (i) amortization of the customer base intangible asset acquired in the acquisition of Netintact of approximately $1,079,000; and (ii) the refund of a payroll security deposit of approximately $48,000.

Liabilities.

Accounts payable increased by approximately $912,000 or 319% during the nine months ended September 30, 2007 primarily due to purchases of raw material for building hardware inventory to support increased sales demand.

Deferred revenue increased by approximately $535,000 or 140% during the nine months ended September 30, 2007 due to the growth in sales of software licenses to customers. These licenses are being amortized as revenue pro rata over the term of said licenses.

Accrued liabilities increased by approximately $706,000 or 107% during the nine months ended September 30, 2007 primarily due to: (i) an increase of approximately $242,000 in accrued paid time-off, vacation and related payroll expenses; (ii) an increase in accrued sales commissions of approximately $285,000; (iii) an increase in accrued placement agent fees associated with the private placement sale of common stock of approximately $179,000.

Long term liabilities decreased by approximately $793,000 or 28% during the nine months ended September 30, 2007. The primary element of the decrease was the amortization of the deferred tax benefit associated with the initial write-up of intangible value as a result of the acquisition of Netintact.

Stockholders’ Equity

Additional paid-in capital increased by approximately $9,748,000 during the nine months ended September 30, 2007 primarily due to: (i) an increase of approximately $1,330,000 from charges for stock-based compensation; (ii) an increase of approximately $343,000 from the issuance of shares as compensation for services performed; (iii) an increase of approximately $674,000 for the issuance of stock for cash upon the exercise of stock warrants; (iv) an increase of approximately $66,000 for the issuance of stock for cash upon the exercise of stock options; (v) an increase of approximately $7,354,000 for the issuance of stock through a private placement of common shares, net of costs.

Liquidity

The Company has experienced net losses since its inception and had an accumulated deficit of $(32,904,902) at September 30, 2007. Such losses are attributable to; (i) cash and non-cash expenses resulting from costs incurred in the development of the Company's products and (ii) investment in Sales, Marketing and General & Administrative infrastructure to elevate the Company’s opportunity to improve Revenues. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its products.

During the 9 month period ending September 30, 2007, the company raised $7,354,403, net of costs, in the completion of a private placement of common stock. During the nine month period ended September 30. 2007, working capital improved from $5,410,971 to $9,282,915. Net cash used in operating activities before changes in working capital was $3,821,737 for the nine month period ending September 30, 2007. Our cash and cash equivalents balance as of September 30, 2007 was $8,594,225. At the levels of projected revenue, expenses and working capital needs this amount of cash will be sufficient to support our operations beyond the end of 2008.

The Company may require additional funding and may sell additional shares of its common stock, preferred stock or debt securities through private placement, or public offerings. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants, or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's long-term liquidity also depends upon its ability to increase revenues from the sale of its products and achieve profitability. The failure to achieve these goals could have a material adverse effect on the operating results and financial condition of the Company.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

The tax years 2001 – 2006 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

Summary Tax Expense	Total Income Tax Expense/(Benefit)
	Three Months Ended	Nine months Ended
	September 30,	September 30,
	2007	2007
Tax on profitable entities at annual effective tax rate	$4,696	$18,287
Tax benefit on purchase accounting adjustment	(300,033)	(825,842)
State minimum taxes	800	2,056
Total Income tax Expense/(Benefit)	$(300,537)	$(805,499)

NOTE: We have included the benefit from the reversal of the purchase accounting adjustment because it is a material number that affects the tax rate. Normally, under FIN 18, temporary differences are disregarded.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007. We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.

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

WE EXPECT LOSSES FOR THE FORSEEABLE FUTURE.

For the nine months ended September 30, 2007 we had losses from operations of $(7,548,067). We will continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses. Our management believes these expenditures are necessary to build and maintain hardware and software technology and to further penetrate the markets for our products. If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

WE MAY NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, our working capital will be sufficient to meet the needs of our business through the end of 2008. However a number of factors including than anticipated Revenues, higher than expected cost of goods sold or expenses, or the inability of our customers to pay for the goods and services ordered may negatively impact our expectations. As a result, we may need to raise additional capital.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability could have a material adverse effect on our business, results of operations and financial condition.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

We are authorized to issue up to 100,000,000 shares of common stock and 15,000,000 shares of preferred stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At September 30, 2007 there were 73,963,513 shares of common stock outstanding, warrants to purchase 8,080,790 shares of common stock, stock options to purchase 6,001,000 shares of common stock. In addition, there are ungranted stock options to purchase 1,409,345 shares of common stock pursuant to our stock option plans, 72,727 shares committed but not yet issued for services rendered, and 4,902,000 shares of common stock reserved but not issued for incentive and escrow shares resulting from Procera's acquisition of Netintact and Netintact PTY.

On July 16, 2007, the company issued 3,999,750 restricted common shares to investors who participated in a private placement sale of stock and warrants to purchase 199,988 shares of restricted common stock were issued as compensation to placement agents.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees. The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We currently do not have key person insurance in place. If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take their place. There is no assurance that we would be able to find such an employee. If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down or stop. We could fail to implement our strategy or lose the sales and marketing and development momentum.

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

OUR PACKETLOGIC FAMILY OF PRODUCTS IS CURRENTLY OUR ONLY SUITE OF PRODUCTS, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON ITS COMMERCIAL SUCCESS.

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

SOME OF OUR CUSTOMERS MAY NOT HAVE THE RESOURCES TO PAY FOR OUR PRODUCTS.

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

OUR COMMON STOCK IS CONSIDERED "A PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. As the market price of our common stock has been less than $5.00 per share during this quarter, our common stock is considered a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2007, we had 73,963,513 of common stock outstanding.

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

During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2007, we completed the sale of 3,999,750 shares of our restricted common stock for $2.00 per share for a total of $7,999,500 to institutional and accredited investors Chadbourn Securities, Inc. served as placement agent for the transaction. We issued as compensation to placement agents cash fees totaling $639,960 and warrants to purchase an aggregate of 199,998 shares of our common stock at a per share price of $2.00. The proceeds received during the quarter ending September 30, 2007 were $1,514,244, net of financing costs.

During the three months ended September 30, 2007, two warrant holders exercised their warrant rights to acquire 71,834 shares of our common stock in a cashless exchange for 86,973 warrant rights. In addition, during the three months ended September 30, 2007, three other warrant holders exercised their rights to purchase for cash 345,000 shares of our common stock for net proceeds totaling $452,250.

During the three months ended September 30, 2007, two former employees exercised vested stock options and purchased for cash 44,362 shares of our common stock for net proceeds totaling $27,524.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Form of Subscription Agreement for July, 2007 offering included as Exhibit 10.1 to our current report form 8-K filed on July 17, 2007 and incorporated herein by reference.
10.2	Form of Registration Rights Agreement for July, 2007 offering included as Exhibit 10.2 to our current report on Form 8-K filed on July 17, 2007 and incorporated herein by reference
31.1	CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unaudited pro forma combined statements of operations for the three and nine month periods ended October 1, 2006

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Procera Networks, Inc.,
a Nevada corporation
November 14, 2007
By:	/s/ Thomas Williams
Thomas Williams
Its:	Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Subscription Agreement for July, 2007 offering included as Exhibit 10.1 to our current report form 8-K filed on July 17, 2007 and incorporated herein by reference.
10.2	Form of Registration Rights Agreement for July, 2007 offering included as Exhibit 10.2 to our current report on Form 8-K filed on July 17, 2007 and incorporated herein by reference
31.1	CEO and CFO Certification pusuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unaudited pro forma combined statements of operations for the three and nine month periods ended October 1, 2006