Form 10-K
period 2007-12-31
PROCERA NETWORKS INC
filed 2008-04-02
CIK 1165231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file 000-49862
PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	33-0974674 (I.R.S. Employer Identification No.)

100C Cooper Court Los Gatos, California 95032 (Address of principal executive offices, including zip code)	(408) 354-7200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing price of the common stock reported on the American Stock Exchange on June 29, 2007 was approximately $140,153,532.*

The number of shares of common stock outstanding as of March 17, 2008 was 76,384,292.

*
Excludes 23,057,285 shares of Common Stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding.  The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days of December 31, 2007, are incorporated herein by reverence into Part III of this Annual report on form 10-K.

PROCERA NETWORKS, INC.

FISCAL YEAR 2007
Form 10-K

ANNUAL REPORT

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	F-32
Item 9A.	Controls and Procedures	F-33
Item 9B.	Other Information	F-35

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence	33
Item 14.	Principal Accountant Fees and Services	33

PART IV
Item 15.	Exhibits and Financial Statement Schedules	34
Signatures		35
Index to Exhibits		37
EX-10-8: LEASE EXTENSION
EX 10-9: RETIREMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A.  Forward-looking statements in this report include, but are not limited to, those relating to our potential for future revenues, revenue growth and profitability; markets for our products; our ability to continue to innovate and obtain patent protection; operating expense targets; liquidity; new product development; the possibility of acquiring (and our ability to consummate any acquisition of) complementary businesses, products, services and technologies; the geographical dispersion of our sales; expected tax rates; our international expansion plans; and our development of relationships with providers of leading Internet technologies

While these forward-looking statements represent our current judgment on the future direction of our business, such statements are subject to many risks and uncertainties which could cause actual results to differ materially from any future performance suggested in this Report due to a number of factors, including, without limitation our ability to produce and commercialize new product introductions, particularly our acceleration related technologies; our ability to successfully compete in an increasingly competitive market; the perceived need for our products; our ability to convince potential customers of the value of our products; the costs of competitive solutions; our reliance on third party contract manufacturers; continued capital spending by prospective customers and macro economic conditions.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.  See “RISK FACTORS” appearing in Item 1A.  Investors may access our filings with the Securities and Exchange Commission including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.proceranetworks.com, but the information on our website does not constitute part of this Annual Report.

Throughout this Annual Report on Form 10-K, we refer to Procera Networks, Inc., a Nevada corporation, as “Procera,” and, together with its consolidated subsidiaries, as “we,” “our” and “us,” unless otherwise indicated.  Any reference to “Netintact” refers to our wholly owned subsidiary, Netintact, AB., a Swedish corporation and Netintact, PTY, an Australian corporation.

Item 1.	Business

Overview

Procera Networks is a leading provider of bandwidth management and control products for broadband service providers worldwide.  Our products offer network administrators of service providers, governments, universities and enterprises:
•	Intelligent network traffic identification, control and service management solutions:
•	Superior accuracy in identifying applications running on their networks;
•	the ability to optimize the experience of the subscribers based on management of the identified traffic

 With rapid growth in Internet usage, we believe our proprietary PacketLogic™ products offer network administrators the leading Deep Packet Inspection (or DPI) technology providing real-time application awareness and control of network traffic with the scalability and flexibility required by today’s large networks.

Our solution, PacketLogic™, is a modular, traffic and service management system comprised of five individual modules:
•	Surveillance
•	Traffic Shaping
•	Filtering
•	Flow Statistics
•	Web Statistics

More than 400 service providers, higher-education institutions and other organizations (with over 1,100 systems installed) have chosen PacketLogic™ as their network traffic management solution, including:
Service Provider:
•	ISPs. Austar; Mesa Networks.
•	Wireless Service Providers – SingTel,
•	Cable MSO’s – Com hem, Optus
•	Telcos. TeliaSonera; ; Telenor.

Institutions
•	Large Businesses. Panasonic; AstraZeneca; Volkswagen.
•	Education. University of Cambridge; Yonsei University; Cal Poly.
•	Government. State of Vermont; Jönköping, Sweeden; Swedish Archive Information

Our objective is to become a leader in user and application aware software solutions that provide industry leading network control and monetization capabilities for service providers and institutions .

Industry Background

The “Dumb” Network.  In the earliest days of computer networking, hubs and switches provided basic hardware connectivity and messages were sent using the Internet Protocol (IP).  The next step in the evolution of network technology was the introduction of routers that allowed the flow of packets belonging to the same session to pass along different routes and over different networks from sender to receiver.  The introduction of B-RAS (broadband remote access server) allowed for scalable subscriber aware services.  Many other advances were made that improved the performance of the network, but these advances none provided the network administrator with very little information about the applications being sent over their network.  The equipment and protocols were in that sense “dumb”.

The Evolution of Computer Networks.  Computer networks are currently experiencing far-reaching changes that we expect will number the days of the “dumb” network.  At the root of the changes is the explosive increase in peer-to-peer applications and video content transmitted which is taxing the ability of networks to meet demand.  Some well-known peer-to-peer and video applications include: YouTube, Kazaa, Slingbox, Joost, Internet TV and Bitorrent. Broadly speaking, these far-reaching changes are driven by the demands of entertainment and are stretching current network (and network management) technology beyond its current capabilities.

The Problem.   The explosive growth in Internet usage has stretched bandwidth to the point where the delivery of mission critical, business applications is being disrupted.  Continually adding raw capacity to meet demand provides only a partial and uneconomic solution.

The Need for a “Smart” Network.  Adding the capability to distinguish between applications and to prioritize delivery over the network ensures data from the most important applications get through the network with the least delay.  In order to do this, the network equipment must provide real-time information on the applications usage and be able to actively influence traffic flow – we refer to networks that have this capability as “Smart” networks.  The need for such network intelligence is gaining increasingly broad acceptance.

Current State of Network Development. There are a limited number of suppliers whose products allow networks to be upgraded from “dumb” to “smart”.  Perhaps the most well known of these suppliers are: Cisco/P-cube, Sandvine, Allot and Ellacoya (recently acquired by Arbor) and Procera.  All suppliers of smart-network upgrade equipment rely on some variant of packet inspection technology – broadly called deep packet inspection, or DPI.

The Procera Solution

Not all packet inspection technology works the same way.  Procera’s PacketLogic™ solutions are based on a particularly effective variation of DPI technology called “DFI” (deep flow inspection).   DFI was developed in Sweden by our core team of developers. It is a powerful software solution that looks at the flow of packets in both directions (which may be occurring on different network paths) to determine information on application type and user(s). A key differentiation of our solution is that it provides significantly more accurate identification than simpler DPI approaches used by our competitors.  We believe our DFI technology to be substantially better at detecting applications and users, which is critical to maintaining network efficiency. Of importance, PacketLogic™ can be utilized across both fixed and wireless networks.  This capability can play an important role today’s converged networks where applications are expected to be delivered ubiquitously across limited bandwidth environments.

Markets

Procera’s principal market consists of the commercial broadband service providers, such as: ISP's, telephone companies, wireless ISP (WiSP's), FTTx (Fiber-to-the-Home, Fiber-to-the-Premise), and cable companies.  Additionally, Procera’s market includes a class of customer that must manage their own network such as higher education, hospitality and enterprise.

Products

PacketLogic™ is a modular, traffic management software system that consists of five individual modules. The base module, which is required in all systems, is the Surveillance module. The other four software modules provide tools for Filtering, Traffic Shaping, Flow Statistics and Web Statistics. When combined with our portfolio of PacketLogic™ hardware platforms, our solution delivers a unique, real-time, scalable network traffic management tool.

The Surveillance Module: The PacketLogic™ Surveillance module provides network operators a detailed, real-time view of all traffic flowing through their IP network. This comprehensive view of the network allows them to accurately monitor and conduct analysis of traffic patterns to ensure the highest-quality user experience and optimal utilization of bandwidth resources. The module tracks all inbound and outbound connections, identified by local hosts (IP addresses) or application protocols (services). The module also identifies and tracks in real-time all service properties and connection details, allowing administrators to pinpoint bandwidth usage down to individual users or hosts, as well as what that bandwidth is being used for. The connection-tracking capabilities of the PacketLogic™ network stack enable Deep Flow Inspection, in which packets are placed into context. The flows – or connections – are also passed through our traffic identification component, Datastream Recognition Definition Language (DRDL), which is able to determine the application or protocol responsible for generating the traffic, and also to extract Layer 7 properties such as URL, SIP caller ID, or chat channel. This provides more precise information in the Surveillance and Statistics modules, and more intuitive rule and policy setting in the Traffic Shaping and Filtering modules.

The Traffic Shaping Module: The PacketLogic™ Traffic Shaping module is a powerful traffic and application management tool with unique features for large and complex networks, and sophisticated rules configuration and editing capabilities. Traffic Shaping can be used to limit expensive, unwanted and/or unprioritized traffic in favor of prioritized, active, business- and mission-critical data and value-added application traffic. Additionally, network quality of service (QoS via DSCP settings) can be applied to network traffic. All traffic can thus be restricted to defined limits, thereby ensuring each traffic type has the appropriate subscribed bandwidth and user performance expectation. The Traffic Shaping module offers the combined power and flexibility of the connection tracking and identification of the PacketLogic™ network stack and the Layer 7 content recognition of DRDL to define complex policies in precise and intuitive rules. Through these rules, effective traffic shaping in terms of limiting bits, packets, or connections per second, concurrent connections, prioritization, and combinations of these criteria can be applied.

Filtering Module: The PacketLogic™ Filtering module provides highly sophisticated rules configuration and editing capabilities, allowing creation of very detailed filtering parameters. The Filtering module uses PacketLogic™’s Datastream Recognition Definition Language (DRDL) to identify which application protocol (service) is generating each connection, so operators are not limited to rules based upon port numbers. The extracted traffic information allows detailed filtering rules to be set on variables such as direction of traffic (inbound vs. outbound), chat channel, user name, file name or Web URL, among others. Although it is a transparent device, PacketLogic™ allows network operators to keep improper and malicious traffic out of the network. The security of the PacketLogic™ device itself is ensured by its being transparent, that is, it is not directly addressable on the channel interfaces.

The Statistics Module: The PacketLogic™ Statistics module provides a complete picture of network traffic in real-time as well as in historical perspective. The Statistics module relies upon the Surveillance module to extract detailed information from the bidirectional traffic flows and can collect it in either a local or remote database.  This same information can also be displayed using the PacketLogic™ Administrator Client software. The ability to dig deeper into traffic- and user-pattern details makes the PacketLogic™ Statistics module a valuable tool for identifying trends and gaining a detailed understanding of and insight into the network traffic. Using the Statistics module, network operators can easily identify the properties of all users and applications, in addition to their bandwidth consumption. The active user and application traffic properties are highly detailed and granular, thus ensuring accurate identification of abusive users and applications. The Statistics module offers the ability to search by connection during a defined time interval – by application protocol, destination, origin and many more criteria for each user and each application.

The Web Statistics Module: The PacketLogic™ Web Statistics module provides a complete picture of network traffic in real-time or historic data via a standard browser. The Web Statistics module relies upon the Surveillance and Statistics modules to extract detailed information from the bidirectional traffic flows and store it in a local or remote database.  This stored information can then be displayed in a standard Web browser using the Web Statistics module. The ability to dig deeper into traffic- and user-pattern details makes the PacketLogic™ Web Statistics module a valuable tool for identifying trends and gaining a detailed understanding of and insight into the network traffic.  Using the Web Statistics module, network operators can easily identify the properties of all active users and applications, in addition to their bandwidth consumption. The network operator is also able to provide each user with Web access to their own statistics – and only their own – using the capabilities in the Web Statistics module. The active user and application traffic properties are highly detailed and granular, thus ensuring accurate identification of abusive users and applications. The Web Statistics module offers the ability to search by connection during a defined time interval – by application protocol, destination, origin and many more criteria for each user and each application.

Competition

We believe that our primary competitors selling to ISPs include:
•	Allot;
•	Sandvine;
•	Cisco/P-cube; and
•	Ellocoya (recently acquired by Arbor).

In the college and university arena, Procera’s primary competitors include:
•	Packeteer; and
•	Allot.

We also face competition from other platforms such as switch/router, router, SBC, VOIP switch vendors that integrate a DPI solution into their products. These vendors include many larger better capitalized companies such as Juniper, Ericsson, Foundry and other such scale vendors.

While all of our competitors are larger than Procera, we do not believe there is an entrenched dominant supplier in our market.  Based on belief in our superior technology, we see an opportunity for us to capture meaningful market share and participate in the strong growth forecasts for the DPI market. Given the lack of an established leader and the potentially huge growth in market size over the coming few years, we expect competition to intensify.

Customers

We had over 400 distinct customers worldwide on December 31, 2007.  Our customers are located primarily in Europe, North America, Australia and Asia.  All of our customers own or manage a broadband network with subscribers rates that vary from a few thousand to hundreds of thousands.

Sales and Distribution

We use a combination of direct sales and channel partners to sell our products and services.  We also engage a worldwide network of value added resellers to penetrate particular geographic regions and market segments.  The direct and indirect sales mix varies by geography and target industry.

Research and Development

Substantially all our research and development is performed by Procera employees in Sweden.  Our research and development staff consists of a core team of accomplished developers.  We are currently selling our eleventh version of our PacketLogic™ software suite.

Intellectual Property

We rely primarily on trade secrets surrounding our proprietary software.  To help ensure trade secret protection, we include proprietary information and confidentiality provisions in our agreements with third parties and employees alike.  We have also filed patent applications having claims that, if approved, may cover a combination of design and process features that could provide protection to our future network management solutions. We also own or have applied for trademark protection in the countries in which we are doing business.

Global Services

Our Global Services team provides both pre- and post-sales support to our direct field sales organization and customers.  Customers also have access to the technical support team via a web-based partner portal, email and interactive chat forum.  Global Services employees also provide classroom and on-site training.  Finally, the Global Services team acts as a conduit to the development team for technical issues and new features.

Manufacturing

We design the hardware portion of our products, but outsource the manufacturing. The product specifications ensure that products do not contain any proprietary or sole sourced components.  In addition, we specify that all hardware designs conform to industry recognized standards which ensures continuity of supply, low cost and the ability to take advantage of semiconductor industry advances.  We bring the completed hardware in house, load our proprietary software and perform extensive testing before shipping to our customers our fully-integrated solution.

Corporate History

Procera was founded in May 2002, and in October 2003, merged with Zowcom, Inc, a publicly-traded Nevada corporation.  The merged company initially traded under the symbol OTCBB:PRNW.  Procera and the shareholders of Netintact AB, a Swedish corporation, entered into a share exchange agreement effective August 18, 2006, making Netintact a wholly owned subsidiary of Procera.  On September 29, 2006, we acquired 100% ownership of Netintact PTY, an Australian company.  Netintact, AB developed PacketLogic™ and sold this product family to over 200 customers by the time of Netintact’s acquisition by us.  Our common stock was listed on the American Stock Exchange in September 2007 under the symbol PKT.

Employees

As of December 31, 2007, we had 60 employees of which 56 were full time employees and 4 were independent contractors.

Available information

Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website at www.proceranetworks.com as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”).

The SEC also maintains a website containing reports, proxy and information statements, annual filings and other relevant information available free of charge to the public at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below contain forward-looking statements, and our actual results may differ materially from those discussed here. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We completed the merger of Netintact on August 18, 2006 and Netintact PTY on September 29, 2006.  The products we sell are exclusively from the Netintact.  While we have the experience of Netintact operations on a stand alone basis, we have had limited operating history on a combined basis upon which we can evaluate our business and prospects.  We have yet to develop sufficient experience regarding actual revenues to be achieved from our combined operations.

We have only recently launched many of the products and services on a worldwide basis.  Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

For the fiscal years ending December 31, 2007, December 31, 2006 and January 1, 2006 we had losses from operations of $13.6 million, $7.7 million and $6.7 million, respectively.  We will continue to incur losses from operations for the foreseeable future.  These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses.  Our management believes these expenditures are necessary to build and maintain hardware and software technology and to further penetrate the markets for our products.  If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be greater.  We may never achieve profitability.

WE EXPECT TO NEED TO RAISE FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, our working capital may not be sufficient to meet the needs of our business through the end of 2008.  However a number of factors including lower than anticipated revenues, higher than expected cost of goods sold or expenses, or the inability of our customers to pay for the goods and services ordered may negatively impact our expectations.  As a result, we anticipate raising additional capital and/or obtain debt financing during 2008.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures.  In addition, we may be required to cancel product development programs and/or lay-off employees.  Such inability to raise additional financing could have a material adverse effect on our business, results of operations and financial condition.

HOLDERS OF OUR COMMON STOCK MAY BE DILUTED IN THE FUTURE.

Our stockholders have authorized us to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock and to the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.  At December 31, 2007 there were 76,069,233, shares of common stock outstanding, warrants to purchase 7,714,407 shares of common stock, stock options to purchase 6,675,163 shares of common stock.  In addition, there are ungranted stock options to purchase 714,357 shares of common stock pursuant to our stock option plans, and 300,000 shares committed but not yet issued for services rendered.

On July 16, 2007, the company issued 3,999,750 restricted common shares to investors who participated in a private placement sale of stock and warrants to purchase 199,988 shares of restricted common stock were issued as compensation to placement agents.

On July 26, 2007, 247,500 restricted common shares were issued for investor relations services to be performed from June 1, 2007 through August 31, 2008.  Any future issuances of our common stock would dilute the relative ownership interest of our current stockholders, and could cause the trading price of our common stock to decline.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  We believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful.  We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.  Competitors and others have in the past, and may in the future, attempt to recruit our employees.  We currently do not have key person insurance in place.  If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take their place.  There is no assurance that we would be able to find such an employee in a timely fashion.  If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down or stop.  We could fail to implement our strategy or lose sales and marketing and development momentum.  We have recently announced our plans to reorganize our sales and marketing efforts.  These plans included a significant reduction in force in these areas and the announcement of two senior sales management personnel.  There can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES IN OUR MARKET SECTOR WHO ARE SUBSTANTIALLY LARGER AND MORE ESTABLISHED AND HAVE SIGNIFICANTLY GREATER RESOURCES.

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

Some of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels.  These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors.  Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the bandwidth management solutions market, we also expect that other companies may enter our market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

OUR PACKETLOGIC FAMILY OF PRODUCTS IS CURRENTLY OUR ONLY SUITE OF PRODUCTS, AND ALL OF OUR CURRENT REVENUES AND A SIGNIFICANT PORTION OF OUR FUTURE GROWTH DEPENDS ON ITS COMMERCIAL SUCCESS.

All of our current revenues and a significant portion of our future growth depend on the commercial success of our PacketLogic family of products.  If customers do not widely adopt, purchase and successfully deploy our PacketLogic products, our revenues will not grow, and our business will be harmed significantly.

THE NETWORK EQUIPMENT MARKET IS SUBJECT TO RAPID TECHNOLOGICAL PROGRESS AND TO COMPETE WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

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

FUTURE FINANCIAL PERFORMANCE WILL DEPEND ON THE INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS.

We believe our current products address the needs of small to medium sized service providers.  Our future financial performance will also depend on the successful development, introduction and market acceptance of new and enhanced products that address additional market requirements in a timely and cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future.

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products.  These actions could harm our operating results by unexpectedly decreasing sales and exposing us to greater risk of product obsolescence.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS.

We seek to regulate our growth due to capital requirements.  If our customer base and market grow rapidly, we would need to expand to meet this demand.  This expansion could place a significant strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

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

In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information.  These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships.  Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

WE EXPECT OUR PRODUCTION VOLUME TO INCREASE, CAUSING DEPENDENCE ON CONTRACT MANUFACTURERS WHICH COULD HARM OUR OPERATING RESULTS.

If the demand for our products grows, we will need to increase our capacity for material purchases, production, test and quality control functions.  Any disruptions in product flow could limit our revenue growth and adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

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

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY PRODUCT SALES OCCURRING OUTSIDE THE UNITED STATES AND FLUCTUATIONS IN THE VALUE OF THE UNITED STATES DOLLAR AGAINST FOREIGN CURRENCIES.

A significant percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Recent regulatory changes, including the Sarbanes-Oxley Act of 2002, and future accounting pronouncements and regulatory changes have and will continue to have an impact on our future financial position and results of operations.  These changes and proposed legislative initiatives are likely to affect our general and administrative costs.  In addition, insurance costs, including health and workers' compensation insurance premiums, have been increasing on a historical basis and are likely to continue to increase in the future.  Recent and future pronouncements associated with expensing executive compensation and employee stock option may also impact operating results.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

OUR PRODUCTS MUST COMPLY WITH EVOLVING INDUSTRY STANDARDS AND COMPLEX GOVERNMENT REGULATIONS OR ELSE OUR PRODUCTS MAY NOT BE WIDELY ACCEPTED, WHICH MAY PREVENT US FROM GROWING OUR NET REVENUE OR ACHIEVING PROFITABILITY.

The market for network equipment products is characterized by the need to support new standards as different standards emerge, evolve and achieve acceptance.  We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards.  In the past, we have introduced new products that were not compatible with certain technological standards, and in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards.  Our products must comply with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union.  Some of our product offerings are used to support compliance of our customers with CALEA.  Accordingly we must comply with the changing requirements of CALEA.  If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE DISASTERS MAY OCCUR THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

Our corporate headquarters are located in Silicon Valley in Northern California.  Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our manufacturers' property.  In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results.  We currently have significant redundant, capacity in Sweden in the event of a natural disaster or catastrophic event in Silicon Valley.  In the event of such an occurrence, our business could nonetheless suffer.  The operations in Sweden are subject to disruption by extreme winter weather.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy.  Growth through acquisitions has been a successful strategy used by other network control and management technology companies.  In 2006, we completed mergers with the Netintact entities.  These and any future acquisitions could distract our management and employees and increase our expenses.  Furthermore, Procera had to issue equity securities to pay for these acquisitions which had a dilutive effect on its existing stockholders and it may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to Procera’s existing stockholders.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The market price of our common stock is likely to be highly volatile as is the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility.  We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that industry stocks, in general, will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 of the Securities Act of 1933, as amended, or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  As of December 31, 2007, we had 76,069,233 shares of common stock outstanding.

Item 1B.	Unresolved Staff Comments

We have no unresolved SEC staff comments.

Item 2.	Properties

 Our headquarters are located in Los Gatos, California, 95032 where we conduct our corporate administration, worldwide production and product testing, hardware development and selling, general and administrative functions for the Americas.  We have a 73-month lease for that property starting from June 1, 2005 and the monthly rent ranges from $12,949 per month for the first year to $19,424 during the last year.  The Swedish headquarters of Netintact is located in Varberg, Sweden where we conduct our worldwide software development and selling, general and administration for the EMEA region.  We have a 36 month lease for that property starting from May 31, 2005 and the rent is $5,612 per month for 331 square meters. The Swedish headquarters is moving to its new facility in Varberg in April 2008.  The lease will be for 60 months and the rent is $12,230 per month for 689 square meters. Netintact PTY leases 55 square meters located in Melbourne VIC 3004, Australia where we conduct our selling, general and administration activities for the Asia Pacific region.  This lease is for 12 months starting July 1, 2007 with a monthly payment of $1,592.
We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during our fiscal quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Bulletin Board under the symbol "PRNW" until September 18, 2007 and, as of September 19, 2007 it listed on the American Stock Exchange under the symbol “PKT”.  Our common stock has been traded on the OTC Bulletin Board since June 24, 2003.  Prior to that date, our common stock was not actively traded in the public market.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as stated in the Over the Counter Bulletin Board or the American Stock Exchange.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Common Stock
	2007		2006
	High	Low	High	Low

First Quarter	$3.03	$1.80	$0.88	$0.47
Second Quarter	3.40	2.27	0.75	0.46
Third Quarter	3.24	2.56	0.85	0.43
Fourth Quarter	2.97	1.05	2.28	0.77

On March 17, 2008, the closing price of our common stock on the AMEX was $1.15.

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

Recent Sales of Unregistered Securities

In October the company issued 100,047 common shares is connection with two cashless exercises of warrants.  In November the company issued 72,727 shares of common stock to a placement agent in connection with our November 2006 private equity placement.  In November 2007, an employee exercised 20,825 options to purchase common shares at a price of $14,994.

For these instances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by us, after approval by our legal counsel.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2007.

Holders

There were 172 holders of record of our common stock as of March 17, 2008.

Performance Graph

The graph below compares the cumulative total return to security holders of our common shares with the comparable cumulative return of two indexes: the AMEX composite Index and the AMEX Networking Index. The graph assumes the investment of $100 on June 24, 2003 the day on which the sales prices of our common stock were first quoted on the OTC Bulletin Board, and the reinvestment of all dividends and interest. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG PROCERA NETWORKS, INC.,
AMEX COMPOSITE INDEX AND AMEX NETWORKING INDEX

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ASSUMES $100 INVESTED ON JUNE 24, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	PERIOD ENDING
COMPANY/INDEX/MARKET	06/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Procera Networks, Inc	100.00	256.41	161.54	42.74	187.18	119.66
AMEX Composite	100.00	122.36	149.55	183.41	214.41	251.24
AMEX Networking	100.00	141.32	140.97	133.56	142.83	147.2

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2007.

Item 6.	Selected Financial Data

This section presents our selected historical financial data. You should read the financial statements carefully and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Included in Item 7 of this Form 10-K

The Statement of Operations data for the years ended December 31, 2007, December 31, 2006, and January 1, 2006 and the Balance Sheet data as of December 31, 2007 and 2006 has been derived from our audited financial statements included elsewhere in this report. The Statement of Operations data for the years ended January 2, 2005 and December 28, 2003 and the Balance Sheet data as of January 1, 2006, January 2, 2005 and December 28, 2003 has been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

 The figures in the following table reflect rounding adjustments.

	Fiscal Year Ended (1)
	(all data in thousands except income (loss) per share)
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Net Revenue	$6,673	$1,914	$255	$98	$32
Cost of Goods Sold (2)	2,402	630	308	161	62

Gross Profit	4,271	1,284	(53)	(63)	(30)
Operating expenses
Research and development (2)	3,151	3,065	2,605	2,157	1,376
Sales and marketing (2)	6,837	2,275	1,753	901	341
General and administrative (2) (3)	7,888	3,707	2,339	3,227	1,151
Total operating expenses	17,876	9,047	6,697	6,285	2,868
Operating income (loss)	(13,606)	(7,763)	(6,750)	(6,348)	(2,898)
Total other income (expense), net	52	8	11	(15)	(344)
Income (loss) before income taxes	(13,554)	(7,755)	(6,739)	(6,363)	(3,242)
Provision (benefit) for income taxes	1,073	252	—	—	—
Net income (loss)	$(12,841)	$(7,503)	$6,739)	$6,363)	$(3,242)
Net income (loss) per share:
Basic	$(0.17)	$(0.15)	$(0.22)	$(0.27)	$(0.30)
Diluted	$(0.17)	$(0.15)	$(0.22)	$(0.27)	$(0.30)
Shares used in computing basic and diluted net income (loss) per share:	71,422	50,444	30,445	23,593	10,700

(2)	Includes stock-based compensation as follows:

	Fiscal Period Ending (1)
(in thousands)	2007	2006	2005	2004	2003
Cost of goods sold	$23	$16	$—	$—	$—
Research and development	474	772	276	2	—
Sales and marketing	741	263	29	76	—
General and administrative	734	118	124	991	85

Total stock-based compensation	$1,972	$1,169	$429	$1,069	$85

(3)	Includes amortization of intangibles as follows:

	Fiscal Period Ending (1)
(in thousands)	2007	2007	2005	2004	2003
General and administrative	$3,706	$1,228	$—	$—	$—

	Fiscal Period Ending (1)
(in thousands)	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Cash and cash equivalents	$5,865	$5,214	$1,255	$4,148	$1,936
Working capital	6,291	5,571	734	3,983	1,807
Total assets	16,927	17,664	1,698	4,653	2,306
Deferred revenue	958	383	7	–	–
Accumulated deficit	(37,838)	(25,357)	(17,853)	(11,114)	(4,751)
Total stockholders equity	$11,889	$13,450	$851	$4,107	$1,880

(1)
We adopted a calendar year end for our fiscal year ending 2006.  During the fiscal periods corresponding to 2003, 2004 and 2005, our fiscal year ended on a 52-53 week period ending on the Sunday closest to December 31.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under “Business” Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of bandwidth management and control products for broadband service providers worldwide.  Procera’s products offer network administrators unique accuracy in identifying applications running on their network, and the ability to optimize the experience of the service provider’s subscribers based on management of the identified traffic.

Procera’s solutions are purpose built to provide the most advanced network intelligence.  Procera’s Swedish development team has developed a particularly effective variation of deep packet inspection (“DPI”) technology based on the analysis of packet flows (“DFI”).  Indeed, Procera’s DFI looks at the flow of packets in both directions (which may be occurring on different network paths) to make decisions about application type, and is believed to provide significantly more accurate identification of applications when compared to simpler packet-based (DPI) approaches.  Application identification is the all important starting point for a smart network

PacketLogic is a modular traffic management software system that consists of five modules. The base module, which is required in all systems, is the Surveillance module. Four other software modules are optional but offering very powerful capabilities, include the Filtering, Traffic Shaping, Statistics and Web Statistics. When these modules are combined with the PacketLogic hardware platform, they deliver a very unique, powerful and scalable network traffic management solution for broadband service providers. Service providers can select from multiple PacketLogic hardware platforms offering a range of configurations and capabilities.

On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation.  On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company (“Netintact PTY”).  During the three months ended October 1, 2006, we emerged from the development stage.

As a result of the Netintact and Netintact PTY transactions, the core products and business of Procera have changed dramatically.  Netintact’s flagship product and technology, PacketLogic, now forms the core of Procera’s product offering.  The company sells its products through its direct sales force, resellers, distributors, and system integrators in the Americas, Asia Pacific, and Europe. PacketLogic is deployed at more than 400 broadband service providers (“BSP’s”), telephone companies, colleges and universities worldwide. The common stock of Procera is listed on the American Stock Exchange under the trading symbol “PKT”.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2007 included elsewhere in this prospectus.

In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

Revenue Recognition.

 Our most common sale involves the integration of our software and a hardware appliance.  The software is essential to the functionality of the product.  We account for this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with Incoterms 2000; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Our product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all of our sales include support services which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining persuasive evidence of an arrangement exists.

Delivery generally occurs when product title has transferred as identified by the passage of responsibility per the International Chamber of Commerce shipping term (INCOTERMS 2000).  Our standard delivery terms are when product is delivered to a common carrier from Procera, or its subsidiaries (ex-works).  However, product revenue based on channel partner purchase orders is recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner’s ability to complete the sales process. Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

 Since our customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in Procera’s control.   We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through December 31, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of product delivery was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is post contract support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Valuation of long-lived and intangible assets and goodwill.

Effective September 29, 2006, Procera completed the acquisition of Netintact a privately held software company and its subsidiaries.  We issued 18,299,514 shares of common stock with a total fair value of $9.4 million, in exchange for all outstanding shares of Netintact AB and Netintact PTY.  The acquisition was accounted for by using the purchase method of accounting for business combinations.  We completed the valuation of the intangible assets and analysis of deferred tax liabilities acquired in the Netintact transaction pursuant to Statement of Financial Accounting (“SFAS”) No. 109, paragraphs 30 and 258-260.  Based on this analysis, the purchase price ($9.4 million) was allocated to acquired net worth acquired ($.5 million), intangible assets ($11.1 million), deferred tax impact (-$3.1 million) and goodwill ($.9 million).

We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit” level (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we have only one Reporting Unit. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there is an impairment loss.

As of December 31, 2006 and December 31, 2007 we concluded that there was no impairment to the carrying value of goodwill.

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets”, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

As of December 31, 2006 and December 31, 2007, we have determined that our intangible assets are reasonably stated and are expected to be recovered in the future.

Allowance for doubtful accounts.

The allowance for doubtful accounts reduces trade receivables to the amount that is ultimately believed to be collectible. When evaluating the adequacy of the allowance for doubtful accounts, management reviews the aged receivables on an account-by-account basis, taking into consideration such factors as the age of the receivables, customer history and estimated continued credit-worthiness, as well as general economic and industry trends.

Stock Based Compensation.

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of the fair value of equity-based compensation. The fair value of stock options shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility and estimated life of each award. The fair value of equity-based awards is measured at grant date and is amortized over the vesting period of the award, net of estimated forfeitures.  All of the Company’s stock compensation is accounted for as an equity instrument.  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”   Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”  The Company recorded employee stock-based compensation for the twelve months ended January 1, 2006 for options granted to employees with a market value of the underlying common stock greater than exercise price on the date of grant

Accounting for Income Taxes.

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, "Accounting for Income Taxes", the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those assets are expected to be realized or settled. Procera records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

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

Results of Operations

From the date of our inception on May 1, 2002 through July 2, 2006, we were a development stage company, devoting all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place.  During this period, we generated insignificant revenues from actual sales of our products.

After the Company acquired Netintact on August 18, 2006 and Netintact PTY on September 29, 2006, we began to recognize increased revenues, costs and expenses associated with the acquired companies and the introduction of Netintact’s PacketLogic product line to a broader customer base.  Beginning with the three months which ended October 1, 2006, we emerged from our development stage.

Revenue

Our revenue is derived from sales of our hardware appliances, bundled software licenses and from product support and services

The Company operates from three legal entities including Procera (Americas), Netintact  (Europe, Middle East, Africa or EMEA) and Netintact PTY (Asia Pacific or APAC).  The table below presents the breakdown of revenue by entity;

			Variance in	Variance in			Variance in	Variance in
	2007	2006	Dollars	Percent	2006	2005	Dollars	Percent
Americas	$2,391,098	$515,513	$1,875,585	364%	$515,513	$254,809	$260,704	102%
EMEA	2,413,544	1,155,497	1,258,047	109%	1,155,497	–	1,155,497	–%
APAC	1,867,899	243,420	1,624,479	667%	243,420	–	243,420	–%
Total	$6,672,541	$1,914,430	$4,758,111	249%	$1,914,430	$254,809	$1,659,621	651%

2007 versus 2006.  Product revenue increased in 2007 as a result of Packetlogic being sold for the full year as compared to 2006 when we acquired the Packetlogic product as a result of our merger with Netintact.  The consolidated financial results for 2006 include EMEA for 4.5 months and APAC for 3 months.  During 2007, we increased our new customers as well as obtained additional orders from existing customers.

The company expanded its presence in APAC countries in 2007 and we developed strong channel sales in this region.  In 2006, the EMEA region experienced an OEM license sale which was discontinued in 2007.  As a result of EMEA growth was far below that experienced by APAC and Americas.

2006 versus 2005.  During the fiscal year 2005, the company recognized revenues of $254,809 from sales of its OptimIP product offerings.  As a result of the acquisition of the PacketLogic product family, the company’s revenue increased to $1,914,430 for the fiscal year 2006 including revenue derived from sales of OptimIP of $91,939 and from PacketLogic of $1,822,491.

Cost of Goods Sold

Costs of sales include (i) direct material costs for products sold and direct labor and manufacturing overhead, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including reserves for slow moving, inactive inventory, engineering changes and adjustments to reflect the company’s policy of valuing inventory at lower of cost or market on a first-in, first-out basis.  The following tables present the breakdown of cost of sales by entity and cost of sales by category.

By Entity

			Variance in	Variance in			Variance in	Variance in
	2007	2006	Dollars	Percent	2006	2005	Dollars	Percent
Americas	$1,321,346	$349,344	$972,002	364%	$349,344	$307,799	$41,545	102%
EMEA	592,667	169,693	422,974	109%	169,693	–	169,693	–%
APAC	487,646	111,751	375,895	667%	111,751	–	111,751	–%
Total	$2,401,659	$630,788	$1,770,871	249%	$630,788	$307,799	$322,989	651%

By Category

			Variance in			Variance in
	2007	2006	Dollars	2006	2005	Dollars
Materials	$1,714,877	$295,403	$1,419,474	$295,403	$184,878	$110,525
% Revenue	25.7%	15.4%		15.4%	72.6%
Manufacturing Overhead	522,354	78,056	444,2998	78,056	36,531	41,525
% Revenue	7.8%	4.1%		4.1%	14.3%
Warranty	54,132	6,713	47,419	6,713	8 032	(1,319)
% Revenue	0.8%	0.4%		0.4%	3.2%
Valuation Reserve	110,296	250,616	(140,320)	250,616	78,358	172,258
% Revenue	1.7%	13.1%		13.1%	30.8%
Total	$2,401,659	$630,788	$1,770,871	$630,788	$307,799	$322,989
% Revenue	36.0%	32.9%		32.9%	120.8%

2007 versus 2006.  Total costs of sales during 2007 as compared to 2006 increased to 36% of net product sales versus 32.9% respectively.  The increase in costs during 2007 was primarily due to low initial margins from a 3rd party product sold in 2007 and the increase in manufacturing overhead.

Due to the development stage of the company, we applied 50% of our manufacturing costs to engineering in support of prototype activities.  In 2007, manufacturing costs were fully allocated to revenue support.  In addition, manufacturing costs  expanded to include additional product testing functions.

Valuation reserves decreased during 2007 as the entire OptimIP product line was written off in 2006 as a result of the changeover to the Packetlogic product family.

2006 versus 2005.  Margins improved from 2006 when compared to 2005 primarily due to high material costs and valuation reserves in 2005.  Material costs in 2005 were over 72% of net product sales primarily due to low procurement volumes.  Valuation reserves were over 30% of net product sales in 2005 as a result of early stage product changes associated with initial market review of products.

Gross profit or loss and margins
2007 versus 2006.  Gross profits for 2007 increased by $2,987,240 over 2006, primarily due to increased sales volume associated with the Netintact acquisition and the Packetlogic family of products.  Product margin as a percentage of sales decreased by 3.1% from 2007 versus 2006.

Product margins improved in the Americas as a result of conversion from low margin sales of the OptimaIP product line to the more profitable Packetlogic family.  2006 sales in the APAC region included a higher mix of demonstrator sales which have no bundled software or relates software support revenues.  EMEA product margins were higher in 2006 than 2007 primarily due to OEM license sale (which has negligible cost of sale) in 2006, which did not continue into 2007.

2006 versus 2005.  Gross profits for 2006 increased by $1,336,632 over 2005 primarily due to increased sales volume associated with the Netintact acquisition.

The following table represents gross margin by entity;

			Variance in			Variance in
	2007	2006	Dollars	2006	2005	Dollars
Americas	$1,069,752	$166,169	$903.583	$166,169	$(52,990)	$219,159
% Revenue	44.7%	32.2%		32.2%	(20.8%)
EMEA	1,820,877	985,804	835,073	985,804		985,804
% Revenue	75.4%	85.3%		85.3%
APAC	1,380,253	131,669	1,248,584	131,669		131,669
% Revenue	73.9%	54.1%		54.1%
Total	$4,270,882	$1,283,642	$2,987,240	$1,283,642	$(52,990)	$1,336,632
% Revenue	64.0%	67.1%		67.1%	(20.8%)

Operating Expenses

Research and development

Research and Development consists of costs associated with personnel, prototype materials, initial product certifications and equipment costs.  Research and Development costs are primarily categorized as either sustaining (efforts for products already released) or Development costs (associated with new products).

	Fiscal year
	2007	2006	2005
Research and development expenses	$3,151,438	$3,065,266	$2,604,897
Percent of total revenue	47%	160%	1,022%

2007 versus 2006.   Research and Development expenses for fiscal 2007 increased by $86,172 when compared to fiscal 2006.   Research and Development expenses increased as a result of the costs of the acquired Netintact companies of approximately $1,082,000, and increases in services $134,000, prototype materials of $60,000 and miscellaneous expense increases of $18,000.  Offsetting these expense increases were expense decreases associated with reduced payroll costs of $565,000 associated with the elimination of the OptimaIP product line, reduction of operations expenses of $342,000 as a result of converting from a development stage company, and lower stock based compensation expenses of $301,000.

2006 versus 2005.  Research and Development expenses for the fiscal year 2006 increased by $460,369 when compared to the fiscal year 2006 as a result of the costs of the acquired Netintact companies of approximately $309,000 and stock based compensation expense of approximately $512,000.  Offsetting these expense increases were expense decreases as a result of exiting the development phase of the OptimaIP product line including lower prototype labor and procurement support of approximately $203,000, lower prototype materials and equipment of approximately $95,000, lower development personnel costs of approximately $45,000 and other miscellaneous expense decreases of approximately $18,000

Development costs included in fiscal years 2007, 2006 and 2005 were $742,580, $293,101 and $770,144 respectively.  New product development costs decreased from 2005 to 2006 primarily as a result of completing the design stage of the OptimaIP product line, exiting the development stage phase of operation and the acquisition of the fully developed and tested PacketLogic product line.  Development costs increased in 2007 as compared to 2006 as a result of exploring expanded market opportunities for the Packetlogic and DRDL core technologies.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions, and marketing expenses such as trade shows, channel development and literature.

	Fiscal year
	2007	2006	2005
Sales and marketing expenses	$6,836,983	$2,274,429	$1,752,886
Percent of total revenue	102%	119%	688%

2007 versus 2006.  Sales and marketing expenses for the fiscal year 2007 increased by $4,562,554 when compared to fiscal year 2006.  The costs associated with the acquired sales and marketing organizations of Netintact increased spending in 2007 by approximately $2,305,000.  Payroll costs increased by $1,130,000 as a result of increasing employment from 22 employees at year end 2006 to 33 employees in 2007.  Consulting expenses increased in 2007 by $410,000 primarily due increased expenses for trade shows, product literature, and channel development activities.  Other expense increases in 2007 include travel expenditures of $204,000, stock based compensation of $488,000 and miscellaneous other items of $26,000.

2006 versus 2005.  Sales and marketing expenses for the fiscal year 2006 increased by $521,543 when compared to fiscal year 2005.  Sales and marketing expenses increased as a result of costs related to the acquired Netintact companies of approximately $455,000 and stock based compensation expense of approximately $223,000.  Offsetting these expense increases were expense decreases related to lower independent sales representative fees of approximately $103,000, lower employee related costs of approximately $33,000 and miscellaneous other expense reductions of approximately $20,000.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance, human resources, and legal organizations, fees for professional services and amortization of intangible assets.  Professional services include costs associated with legal, audit and investor relations consulting costs.

	Fiscal year
	2007	2006	2005
General and administrative expenses	$7,888,204	$3,706,903	$2,338,720
Percent of total revenue	118%	194%	918%

2007 versus 2006.  General and administrative expenses for the fiscal year ended December 31, 2007 increased by $4,181,301 when compared to the fiscal year ended December 31, 2006.  Expense increases during 2007 included amortization of intangible assets acquired from Netintact of approximately $2,478,000, stock based compensation of approximately $471,000, professional services of $365,000, personnel costs of $316,000, Netintact administrative costs of $213,000, travel related spending of $79,000, AMEX entrance fees of $75,000, facility expenses including insurance of $71,000, investor relations of $58,000, expensed tools of $32,000 and miscellaneous spending of $23,000.

2006 versus 2005.  General and administrative expenses for the fiscal year ended December 31, 2006 increased by $1,368,183 when compared to the fiscal year ended January 1, 2006.  Increases in general and administrative expenses include expenses of the acquired Netintact companies of approximately $36,000, the amortization of intangible assets associated with the acquisition of the Netintact companies of approximately $1,228,000,  legal and audit fees of approximately $297,000, investor relations expenses of approximately $371,000, employee related expenses of approximately $91,000 and facility related expenses of approximately $35,000.  Offsetting these expense increases were expenses decreases due to reduction in expenses for consultant payments of approximately $524,000 associated with unsuccessful financings in 2005, insurance of approximately $42,000, stock based compensation of approximately $6,000, reduction of bad debt expenses of approximately $107,000 and miscellaneous other expense reductions of approximately $11,000.

Interest and Other Income

During fiscal 2007 the company maintained higher cash balances than in prior years as a result of a late 2006 PIPE financing and a July 2007 PIPE.  Net cash interest and other income exceed $51,858 versus net interest and other income of $7,904 in 2006 and $10,578 in 2005. Interest charged to expense for the fiscal year ending December 31, 2007 and 2006 was 6,559 and 8918 respectively.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments.   The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments:

	Fiscal year
			Increase
	2007	2006	(Decrease)

Cash and cash equivalents	$5,864,648	$5,214,177	$650,471

The cash and cash equivalents balance increased $.7 million from December 31, 2006 due to activities in the following areas.

Increase
(Decrease)
Net cash used in operating activities	$(7,048,194)
Net cash used in investing activities	(499,503)
Net cash provided by financing activities	8,218,037
Effect of exchange rates	(19,869)

Net change in cash and cash equivalents	$650,471

During the fiscal year ending December 31, 2007, cash was provided primarily by the proceeds of a private placement of equity in July 2007 totaling $7.5 million and the exercise of warrants and options totaling $.8 million.

Although we recorded a net loss of $12.5 million we used only $7.0 million in operations due to net non-cash adjustments.  The primary non-cash adjustments include stock based employee compensation of $2.0 million, stock based services expense of $.5 million, intangible amortization of $3.7 million, depreciation of $.2 million and change in net worth of $.2 million offset by the amortization of the tax benefit associated with the intangible amortization of $1.1 million.   Our primary uses of cash for net working capital included an increase in inventories, accounts receivable and deferred revenue offset by decreases in accounts payable and accrued expenses.

Based on current reserves and anticipated cash flow from operations, our working capital may not be sufficient to meet the needs of our business through the end of 2008.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

Debt and Lease Obligations

At December 31, 2007, Procera had obligations for leased equipment from various sources as shown below.  Interest rates on such debt range from 9% to 10%. Procera also leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2014.

As of December 31, 2007, future minimum lease payments that come due in the current and following fiscal years ending December 31 are as follows:

	Capital Leases	Operating Leases
2008	33,867	329,053
2009	14,082	369,252
2010	11,658	376,314
2011	11,658	263,304
2012 and thereafter	31,105	183,450
Total minimum lease payments	102,370	$1,521,373
Less: Amount representing interest	5,731
Present value of minimum lease payments	96,639
Less: Current portion	33,867
Obligations under capital leases, net of current portion	$62,772

Deferred Revenue Items

The following table represents our deferred revenue for the periods ending December 31, 2007 and 2006.

	December 31,
	2007	2006	Increase

Deferred revenue	$957,891	$383,231	$574,660

Product sales include post contract support and hardware maintenance services which are deferred until earned. The contract period typically is one year but can range as long as three years.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is deferred until receipt of end-user acceptance until such history has been established.  The increase in deferred revenue during 2007 is reflective of an increasing base of customers and related support contract renewals on historical sales.

Material Commitments of Capital

We use third-party contract manufacturers to assemble and test our products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on its behalf based on a rolling production forecast provided by the company.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of December 31, 2007, we had no open non-cancelable purchase orders with its third-party manufacturers.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had no off-balance sheet items as described by Item 303(c) of Securities and Exchange Commission Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement”, (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We have not determined the effect that the adoption of SFAS 157 will have on our consolidated results of operations, financial condition or cash flows.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective for us on January 1, 2008. We have not determined the effect that the adoption of SFAS 159 will have on our consolidated results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which will significantly change the accounting for business combinations. SFAS No. 141R is effective for us for business combinations beginning in fiscal 2009. We are currently evaluating this statement.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Procera Networks is currently evaluating the impact that the pending adoption of SFAS 160 will have on its financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

See Note 1 in our Notes to Consolidated Financial Statements for information regarding other recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in United States dollars Swedish krona, Australian dollars and the EURO.  We incur certain operating expenses in United States dollars, Swedish krona and Australian dollars.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the aforementioned currencies. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our operating results and cash flows.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $5.9 million and $5.2 million at December 31, 2007 and 2006, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2007, our interest income on cash and cash equivalents would have declined approximately $5,200, assuming consistent investment levels.

Item 8.	Financial Statements and Supplementary Data

PROCERA NETWORKS, INC. AND SUBSIDIARIES

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Procera Networks, Inc.
Los Gatos, California

We have audited the accompanying consolidated balance sheets of Procera Networks, Inc. (“Procera”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procera Networks, Inc. as of December 31, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for the fiscal years ended December 31, 2007 and 2006   in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Procera’s internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( the COSO criteria) and our report dated March 24, 2008 expressed an adverse opinion on the company’s internal control over financial reporting.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Procera Networks, Inc.
Los Gatos, California

We have audited the accompanying consolidated balance sheets of Procera Networks, Inc.(“Procera”) as of December 31 , 2007 and 2006, and the related consolidated  statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted  our audits in accordance  with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2007:

▪
The Company did not have sufficient control over the closing process and could not prepare its financial statements, footnotes and 10-k disclosures in a timely fashion.  This weakness which resulted in significant last minute changes to the Company’s financial reports and Form 10-K, could have resulted in material errors to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Procera Networks Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2007. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 24, 2008 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Procera Networks, Inc., did not maintain effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Procera Networks, Inc., has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PMB Helin Donovan, LLP
San Francisco, California
March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Procera Networks, Inc.

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of Procera Networks, Inc. for the year ended January 1, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 13, 2006

PROCERA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$5,864,648	$5,214,177
Accounts receivable, net of allowance for doubtful accounts of $241,062 and $11,672, as of December 31, 2007 and 2006 respectively	1,819,272	1,161,170
Inventories, net	1,320,022	259,207
Prepaid expenses and other current assets	520,137	284,225

Total current assets	9,524,079	6,918,779

Property and equipment, net	4,476,224	6,330,948
Purchased intangible assets, net	1,918,986	3,357,986
Goodwill	960,209	960,209
Other non-current assets	47,805	95,919

Total assets	$16,927,303	$17,663,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668,289	$286,232
Deferred revenue	957,891	383,231
Accrued liabilities	1,572,975	656,943
Capital leases payable-current portion	33,867	20,982

Total current liabilities	3,233,022	1,347,388

Non-current liabilities:
Deferred rent	7,797	20,621
Deferred tax liability	1,734,855	2,820,600
Capital leases payable-non-current portion	62,773	25,152

Total liabilities	5,038,447	4,213,761

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and 2006	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 76,069,233 and 70,416,105 shares issued and outstanding as of December 31, 2007 and 2006, respectively	76,069	70,416
Additional paid-in capital	49,574,141	38,722,118
Accumulated other comprehensive gain (loss)	76,861	14,381
Accumulated deficit	(37,838,215)	(25,356,835)

Total stockholders’ equity	11,888,856	13,450,080

Total liabilities and stockholders’ equity	$16,927,303	$17,663,841

See accompanying notes to consolidated financial statements.

PROCERA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007 DECEMBER 31, 2006, AND JANUARY 1, 2006

	Years Ended December
	Dec 31	Dec 31	Jan 1
	2007	2006	2006

Sales	$6,672,541	$$1,914,430	$254,809
Costs of Goods Sold (1)	2,401,659	630,788	307,799

Gross Profit	4,270,882	1,283,642	(52,990)

Operating expenses: (1)
Research and development	3,151,438	3,065,266	2,604,897
Sales and marketing	6,836,983	2,274,429	1,752,886
General and administrative (2)	7,888,204	3,706,903	2,338,720

Total operating expenses	17,876,625	9,046,598	6,696,503

Loss from operations	(13,605,743)	(7,762,956)	(6,749,493)
Interest and other income, net	51,858	7,904	10,578

Loss before provision for income taxes	(13,553,885)	(7,755,052)	(6,738,915)
Income tax benefit	1,072,505	251,573	–
Net loss after tax	$(12,481,380)	$(7,503,479)	$(6,738,915)
Other comprehensive income: Change in foreign currency translation adjustment	62,480	14,381	-

Comprehensive loss	(12,418,900)	(7,489,098)	$(6,738,915)

Basic and diluted net loss per share	$(0.17)	$ $(0.15)	$(0.22)

Shares used in computing basic and antidilutive net loss per share	71,422,184	50,443,688	30,445,423

(1) Stock-based compensation included in the costs and expenses line items:
Cost of Goods Sold	$23,310	$16,274	–
Research and development	$473,692	$771,585	$276,050
Sales and marketing	$740,873	$263,155	$29,325
General and administrative	$734,400	$117,598	124,012
	1,972,275	1,168,612	429,387

(2) Intangible amortization included in General and Administrative expense	$3,706,322	$474,595	$–

See notes to consolidated financial statements.

Procera Networks, Inc.
Statements of Stockholders' Equity
For the Twelve Months Ended December 31, 2007, December 31, 2006 and January 1, 2006

			Stock				Accum. Other		Total
	Common Stock		Issuance	Add. Paid-In	Subscribed Com. Stock		Comprehensive	Accum.	Stockholders'
Description	Shares	Amount	Costs	Capital	Shares	Amount	Income (loss)	Deficit	Equity

Balances, January 2, 2005	24,115,406	$24,115	$(771,892)	$11,645,247	5,762,500	$4,324,375	-	$(11,114,441)	$4,107,404

Issuance of common stock in connection with private placement of common stock at $0.80 per share in December 2004, less issuance costs of $285,625	5,762,500	5,763	-	4,318,612	(5,762,500)	(4,324,375)	-	-	-
Issuance of common stock at $1.86 per share to charity organization in connection with private placement in December 2004	17,473	17	-	32,483	-	-	-	-	32,500
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in March 2005	100,000	100	-	7,400	-	-	-	-	7,500
Issuance of common stock for cash at $2.00 per share upon exercise of warrants in March 2005, less issuance cost of $5,000	50,000	50	(5,000)	99,950	-	-	-	-	95,000
Issuance of common stock for cash at $0.075 per share upon exercise of warrants in April 2005	75,000	75	-	5,550	-	-	-	-	5,625
Issuance of common stock for cash at $1.50 per share upon exercise of warrants in April 2005, less issuance cost of $4,898	557,438	557	(4,898)	835,600	-	-	-	-	831,259
Issuance of common stock for cash at $1.40 per share upon exercise of warrants in April 2005	102,500	103	-	143,397	-	-	-	-	143,500
Issuance of common stock for services provided at $0.51 per share in November 2005	165,000	165	-	83,985	-	-	-	-	84,150
Fair value of common stock warrants issued to non-employees	-	-	-	542,648	-	-	-	-	542,648
Stock based employee compensation	-	-	-	429,386	-	-	-	-	429,386
Common stock subscribed, net of issuance costs of $112,000	-	-	-	-	3,500,000	1,288,000	-	-	1,288,000
Common stock subscribed for services to be rendered	-	-	-	-	45,833	22,917	-	-	22,917
Net loss	-	-	-	-		-	-	(6,738,915)	(6,738,915)
Balances, January 1, 2006	30,945,317	$30,945	$(781,790)	$18,144,258	3,545,833	$1,310,917	-	$(17,853,356)	$850,974

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit)
For the Twelve Months Ended December 31, 2007, December 31, 2006 and January 1, 2006

	Common Stock		Add. Paid-In	Subscribed Com. Stock		Accum. Other Comprehensive	Accum.	Total Stockholders
Description	Shares	Amount	Capital	Shares	Amount	Income (loss)	Deficit	Equity
Balances January 1, 2006	30,945,317	$30,945	$17,362,468	3,545,833	$1,310,917	$-	$(17,853,356)	$850,974

Issuance of common stock in connection with private placement at $.40 per share in February 2006, less direct transaction costs	11,500,025	11,500	4,105,969	-	-	-	-	4,117,469

Issuance of common stock and placement agent warrants with private placement at $.40 per share in February 2006, paid in 2005	3,500,000	3,500	1,396,500	(3,500,000)	(1,288,000)	-	-	112,000

Issuance of Common stock and invester warrants in connection with November 2006 private placement at $1.00 per share, net of direct transaction costs	5,100,000	5,100	4,835,259	-	-	-	-	4,840,359

Issuance of common stock at $0.60 per share in exchange for outstanding stock of Netintact	17,539,513	17,540	8,669,124	-	-	-	-	8,686,664

Issuance of common stock at $0.82 per share in exchange for outstanding stock of Netintact PTY	760,000	760	272,933	-	-	-	-	273,693

Issuance of comon stock upon exercise of warrants at prices ranging from $0.10-$1.37	246,250	246	266,766	-	-	-	-	267,012

Stock based compensation			1,168,611	-	-	-	-	1,168,611

Issuance of 825,000 shares of common stock having a market value of $0.70 per share in exchange for 18 months of investor relations services	825,000	825	570,718	(45,833)	(22,917)	-	-	548,626

Fair value of warrants issued to sservice providers	-	-	73,770	-	-	-	-	73,770

Translation adjustment	-	-	-	-	-	14,381	-	14,381

Net Loss for 2006	-	-	-	-	-		(7,503,479)	(7,503,479)
Balances, December 31, 2006	70,416,105	$70,416	$38,722,118	0	$0	$14,381	$(25,356,835)	$13,450,080

 Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit)
For the Twelve Months Ended December 31, 2007, December 31, 2006 and January 1, 2006

	Common Stock		Add. Paid-In	Accum. Other Comprehensive	Accum.	Total Stockholders
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2006	70,416,105	$70,416	$38,722,118	$14,381	$(25,356,835)	$13,450,080

Issuance of comon stock upon exercise of warrants at prices ranging from $0.075 - $1.37	1,323,410	1,323	754,118			755,441

Stock based compensation			1,972,275			1,972,275

Issuance of common stock in connection with the private placement of common shares at $2.00 per share in July 2007, less issuance costs	4,072,477	4,073	7,484,562			7,488,635

Issuance of common stock valued at $3.08 per share to vendor for search firm services.	247,500	247	611,078			611,325

Issuance of common stock valued at $3.08 per share to vendor for search firm services.	9,741	10	29,990			30,000

Foreign currency translation adjustment				62,480		62,480

Net Loss for 2007					(12,481,380)	(12,481,380)
Balances, December 31, 2007	76,069,233	$76,069	$(49,574,141)	$76,861	$(37,838,215)	$11,888,856

See notes to consolidated financial statements

Procera Networks, Inc.
Consolidated statements of Cash Flows
For the Twelve Months Ended December 31, 2007, December 31, 2006 and January 1, 2006

	Year Ended
	Dec 31,	Dec. 31,	Jan. 1,
	2007	2006	2006

Cash flows from operating activities:
Net income (loss)	$(12,481,380)	$(7,503,479)	$(6,738,915)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	184,927	44,520	32,214
Amortization of intangibles	3,706,332	1,227,761	—
Deferred income taxes	(1,085,745)	(298,252)	—
Common stock issued for services rendered	149,665	227,786	84,150
Common stock subscribed for services	—	—	22,917
Compensation related to stock-based awards	1,972,275	1,168,611	429,387
Fair value of warrants issued to non-employees	—	73,770	542,647
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(501,591)	(684,003)	22,872
Inventories	(1,064,009)	(7,632)	(13,403)
Prepaids and other current assets	307,934	232,461	45,793
Accounts payable	375,696	(142,774)	221,910
Accrued liabilities, deferred rent	847,082	76,333	(128,220)
Deferred revenue	540,620	180,960	—
Other	—	158	—

Net cash used in operating activities	(7,048,194)	(5,403,780)	(5,478,648)

Cash flows from investing activities:
Purchases of property and equipment, net	(499,503)	(178,313)	(25,335)
Cash acquired in the acquisition of a business	—	452,669	—

Net cash provided by (used in) used in investing activities	(499,503)	274,356	(25,335)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,488,631	8,939,828	—
Proceeds from common stock subscription, net	—	—	1,288,000
Proceeds from the exercise of warrants	674,177	265,012	1,082,884
Proceeds from the exercise of stock options	81,264	—	—
Payments on a capital lease	(26,035)	(8,070)	—
Payment on loan payable	—	(110,000)	—
Proceeds from notes payable from a related party	—	—	240,000
Other	—	2,000	—

Net cash provided by financing activities	8,218,037	9,088,770	2,610,884

Effect of exchange rates on cash and cash equivalents	(19,869)	—	—

Net increase in cash and cash equivalents	650,471	3,959,346	(2,893,099)
Cash and cash equivalents at beginning of year	5,214,177	1,254,831	4,147,930

Cash and cash equivalents at end of year	$5,864,648	$5,214,177	$1,254,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$5,855	$7,894	$830
Cash paid for interest	$6,559	$5,072	$1,076

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of Netintact AB and Netintact PTY	$—	$9,444,776	$—
Issuance of common stock to charity organization in connection with the private placement in December 2004	—	$—	32,500
Conversion of notes payable (See note 8)	—	130,000	$—
Property and equipment purchased with a capital lease	$72,007	$—	$—
SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Tangible assets acquired		1,225,225
Intangible assets acquired		11,119,000
Goodwill		960,209
Less liabilities assumed		(3,859,658)
Net assets acquired		9,444,776
Fair value of common shares issued		9,444,776
Cash acquired		(452,669)

See notes to consolidated financial statements

PROCERA NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2006, DECEMBER 31, 2006 AND DECEMBER 31, 2007

1.	DESCRIPTION OF BUSINESS

 Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of bandwidth management and control products for broadband service providers worldwide.  Procera’s products offer network administrators unique accuracy in identifying applications running on their network, and the ability to optimize the experience of the service provider’s subscribers based on management of the identified traffic.

The company sells its products through its direct sales force, resellers, distributors, and system integrators in the Americas, Asia Pacific, and Europe. PacketLogic is deployed at more than 400 broadband service providers (“BSP’s”), telephone companies, colleges and universities worldwide. The common stock of Procera is listed on the American Stock Exchange under the trading symbol “PKT”.

The Company was incorporated IN 2002.  On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation.  On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company (“Netintact PTY”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the historical accounts of Procera and its wholly owned subsidiaries, Netintact AB and Netintact PTY from August 18, 2006 and September 29, 2006 respectively.  All significant intercompany transactions have been eliminated.

Fiscal Year

Prior to the fiscal year which ended December 31, 2006, the Company maintained its accounting records on a 52-53 week fiscal year, with the fiscal year ending on the Sunday nearest to December 31. Fiscal year 2005 ended January 1, 2006. Beginning with the fiscal year which ended December 31, 2006, the Company changed its’ fiscal year end to coincide with the calendar year end.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate our continuation as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts and sales returns, the value and marketability of inventory, allowances for expected warranty costs, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. We base our estimates on experience and other criteria assumptions we believe are reasonable under expected business conditions. Actual results may differ from these estimates if alternative conditions are realized.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentration of Credit Risk

The company utilizes financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in one financial institution in the United States. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Europe, Asia, Canada and the Middle East. There are a limited number of customers accounting for the majority of purchases in the industry worldwide.

On December 31, 2007, accounts receivable consisted of amounts due from 62 customers.  Four customers represented 16%, 12%, 5% and 5% of total accounts receivable.  No other customer represented more than 5% of total accounts receivable.

During Fiscal year 2007 three customers accounted for 15%, 11%, and 6% of revenues. No other customer accounted for more than 5% of revenues.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments to mature within three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at net realizable value. Customers are on cash on delivery terms until credit is approved.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reduces accounts receivable to an amount that management believes will be eventually collected.  We evaluate the adequacy of this allowance by reviewing the age of accounts receivable and also take into consideration such as credit-worthiness, customer history and general economic trends

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on the first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

Property and Equipment and assets held under capital lease

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is three years for computer, tooling, test and office equipment and two years for software. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.   Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease

Assets Held under Capital Leases

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

As of December 31, 2007, no such triggering event has occurred, and, no impairment test was needed. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Impairment of Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As of December 31, 2007, the Company concluded that there was no impairment to the carrying value of goodwill.

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

Stock and Warrants Issued to Third Parties

The Company accounts for stock and warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under the provisions of EITF 96-18, if none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable.

Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).   SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company elected to adopt the modified-prospective application method as provided by SFAS No. 123(R).

Previous to January 1, 2006, The Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

Revenue Recognition

Our most common sale involves the integration of our software and a hardware appliance.  The software is essential to the functionality of the product.  We account for this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with Incoterms 2000; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Our product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all of our sales include support services which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining persuasive evidence of an arrangement exists.

Delivery generally occurs when product title has transferred as identified by the passage of responsibility per the International Chamber of Commerce shipping term (INCOTERMS 2000).  Our standard delivery terms are when product is delivered to a common carrier from Procera, or its subsidiaries (ex-works).  However, product revenue based on channel partner purchase orders are recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner’s ability to complete the sales process. Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

 Since our customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control.

In these circumstances, we allocate revenue to each separate element based on its vendor specific objective evidence of fair value (“VSOE”). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Through December 31, 2007, in virtually all of our contracts, the only elements that remained undelivered at the time of product delivery were post contract hardware and software support and unspecified software updates.

When we are able to establish VSOE for all elements of the sales order we separate the deferred items accordingly.  Revenue is recognized on the deferred items using either the completed-performance or proportional-performance method depending on the terms of the service agreement.  When the amount of services to be performed in the last series of acts is so significant in relation to the entire service contract, that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified objectives.  Under these conditions, we use the completed-performance method of revenue recognition which is measured by the customer’s acceptance.  We use the proportional-performance method of deferred revenue recognition when a service contract specifies activities to be performed by the Company and those acts have been repeatedly demonstrated to be within our core competency.   Under this scenario, post contract support revenue is recognized ratably over the life of the contract.  The majority of the revenue associated with our post contract support and service contracts is recognized under the proportional-performance method using the straight line method with the revenue being earned over the life of the contract. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

In certain contracts, billing terms are agreed upon based on performance milestones such as the execution of measurement test, a partial delivery or the completion of a specified service.  Payments received before the unconditional acceptance of a specific set of deliverables are recorded as deferred revenue until the conditional acceptance has been waived.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Deferred Revenue

Our most common sale includes a perpetual license for software, a hardware appliance along with post contract support and unspecified updates.  Where the VSOE of the future deliverable is identifiable, that revenue is initially included in Deferred revenue and recognized ratably over the term of the agreement on a straight-line basis.  If the VSOE of the future deliverable is not identifiable, the total revenue is deferred and recognized over the term of the agreement.  For the year ended December 31, 2007 deferred revenue totaled $957,891 and is included as “Deferred revenue” in the accompanying Balance Sheet.

Shipping and Handling Costs

The Company includes shipping and handling costs associated with inbound and outbound freight in costs of goods sold.

Research and Development

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses, prototype materials, initial product certifications, equipment costs and allocated facility costs. External expenses consist of costs associated with outsourced software development activities.

Development costs incurred in the research and development of new products, other than software, and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS 86, "Accounting for Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed." To date, the Company's software has been available for general release shortly after the establishment of technological feasibility, which the Company defines as a working prototype and, accordingly, capitalizable costs have not been material.

Advertising Costs

Advertising costs are expenses as incurred. Advertising expenses were not significant for the periods ended December 31, 2007 December 31, 2006 and January 1, 2006.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Foreign Currency Translation

Financial statements of foreign subsidiaries, located in Sweden and Australia, where the local currency, Swedish Krona and Australian Dollar is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses.  Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity.  The foreign currency translations  in non-owner equity  for the years ended December 31, 2007 and 2006 were 62,480 and 14,381 respectively.

Cash at the Netintact subsidiaries, was translated at exchange rates in effect at December 31, 2007 and 2006, and its cash flows were translated at the average exchange rates for the years then ended.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Registration Rights Agreements

The company’s management reviewed the Securities and Exchange Commission’s release on December 1, 2005 entitled “current Accounting and Disclosure Issues in the Division of Corporation Finance”.  The Company has determined that it does not have a contingent liability in regards to the registration rights agreements to which is a party.

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

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. The Company has not determined the impact of this standard on its future consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Procera Networks is currently evaluating the impact that the pending adoption of SFAS 160 will have on its financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

3.	Merger with Netintact

On August 18, 2006, Procera acquired 100% of the outstanding stock of Netintact, AB., (“Netintact AB”), a Swedish software company.  At the time of its acquisition by Procera, Netintact AB owned 51% of the outstanding shares of Netintact PTY (“Netintact PTY”), an Australian company that distributed Netintact AB’s products in Australia and Asia. On September 29, 2006, Procera acquired the remaining 49% of the outstanding shares of Netintact PTY. Netintact, AB’s and Netintact PTY’s results of operations have been included in the consolidated financial statements since the date of acquisition. Procera believes the Netintact companies were desirable and valuable merger partners due to their strategic customer base, the technology incorporated into their software products, and their success in penetrating their markets (Europe, Australia and Asia).

Pursuant to the terms of the Stock Exchange Agreement with the shareholders of Netintact, Procera has committed up to 22,000,000 shares of common stock for the acquisition.  19,000,000 shares were committed at the close of the acquisition including 18,299,514 common shares and 700,486 warrants were granted.  3,000,000 shares were committed based upon the attainment of future milestones including 2,876,757 common shares and 123,243 incentive warrants.  The fair value of common stock issued for the acquisitions, excluding the incentive shares was $9,444,776. The value of the common shares issued was determined based on the market price of the Company’s common shares on the effective date of the acquisition. . In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives.  At December 31, 2007, the objectives had not been fully accomplished and the future incentive share obligation was cancelled.

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

Following the closing of the Netintact AB and Netintact PTY acquisition transactions, Procera obtained an independent third-party valuation of the intangible assets contained therein.  The independent third-party valuation allocated the total fair value of common stock for the two acquisitions to intangible assets and net tangible assets.  Of the $12.1 million of acquired intangible assets, $1.0 million was assigned to goodwill that is not subject to amortization and the remaining $11.1 million of acquired intangible assets have a weighted-average useful life of approximately 3 years. The intangible assets that make up that amount include: product software of $4.6 million, management information and related software of $2.2 million, and customer base of $4.3 million. The amounts allocated to the intangible assets are not expected to be deductible for tax purposes.

During the reporting period  ended October 1, 2006, we did not recognize the effect of deferred tax liabilities resulting from the differences between assigned values in the purchase price allocation and tax basis of assets acquired and liabilities assumed in the purchase business combination of Netintact as required under FAS109.30. The resulting effect to the Statements of Operations and Cash Flows through the third quarter which ended October 1, 2006 were minimal and the associated adjustments have been made to the Balance Sheet in Form 10-KSB for the fiscal year ended December 31, 2006.

To avoid a recurrence of this issue, we will engage a tax professional prior to completing fair market valuation adjustments associated with future purchase business combinations.

The following (unaudited) pro forma financial information below summarized the consolidated results of operations of Procera and the Netintact entities on a pro forma basis as if the acquisitions had occurred on January 1, 2005.  The proforma information for 2005 includes acquisition related costs, intangible amortization, and the combined results of the Procera and Netintact.  The proforma information for 2006 includes additional amortization costs for the preacquisition period and as well as the adjusted consolidated results after the acquisition.

The 2007 proforma period costs are equivalent to the audited financial results as there were not material differences in the revenues or expenses.

	December 31, 2006	December 31, 2005
Sales	$6,672,451	$2,672,096
Net income	$(12,481,380)	$(7,581,147)
Net income per share—Basic and diluted	$(0.17)	$(0.17)
Weighted average shares—Basic and diluted	71,422,184	45,829,876

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.	Liquidity

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and are difficult to predict.  Since our inception, we have relied on private financings to fund our development and initial market penetration.   We may require additional debt or equity financing until such time as our operations become self funding.  There can be no assurance that any new debt or equity financing could be successfully consummated. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.
We have sustained recurring losses and negative cash flows from operations.  Over the past year, our growth has been funded through private equity financing.  As of December 31, 2007, we had $5.9 million of unrestricted cash and cash equivalents.  During 2007, we obtained equity financing through a private investor placement of equity.  The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional investment in operations.  However, at December 31, 2007, our accumulated deficit is $37.8 million and we have sustained an operating cash flow deficiency of $26.3 million since inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependant on a number of factors. For a discussion of some of the risks and uncertainties affecting our business, see Item 1A “Risk Factors” of this Annual Report on Form 10-K. Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and are difficult to predict.  Since our inception, we have relied on private financings to fund our development and initial market penetration.   We may require additional debt or equity financing until such time as our operations become self funding.  We expect that we will need to raise additional capital to accomplish our business plans. There can be no assurance as to the availability or terms upon which such equity or debt financing might be available.

5.	Intangible Assets

Effective September 29, 2006, the Company completed the purchase of Netintact AB and Netintact PTY, a privately held software company. The assets acquired included approximately $11.1 million of intangible assets, other than goodwill. Of the $11.1 million of acquired intangible assets, $4.3 million was assigned to customer lists, $2.2 million to management information and software, and $4.6 million to product software.  These intangible assets are subject to amortization. The $11.1 million of acquired intangible assets have an average useful life of approximately 3 years.

Intangible assets consist of the following at December 31, 2007:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Netintact customer base	$4,317,000	$(1,913,595)	$2,403,405
Netintact product software	4,578,000	(2,034,667)	2,543,333
Netintact MI & related software	2,224,000	(985,832)	1,238,168

Total intangible assets	$11,119,000	$(4,934,094)	$6,184,906

6.	Other Balance Sheet Details

Accounts receivable
	December 31,	December 31,
	2007	2006
Accounts receivable	$2,060,334	$1,172,842
Less; Allowance for doubtful accounts	(241,062)	(11,672)
Accounts receivable, net	$1,819,272	$1,161,170

Inventory
	December 31,	December 31,
	2007	2006
Raw materials and purchased parts	$292,825	$37,871
Work in process	21,287	-
Finished goods	1,062,398	340,300
Reserves	(56,488)	(118,964)
Inventory, net	$1,320,022	$259,207

Prepaid expenses and other current assets
	December 31,	December 31,
	2007	2006

Prepaid Investor relations services	$326,040	$160,420
Prepaid insurance premiums	73,652	32,244
Prepaid software licenses	8,711	27,085
Prepaid rent	20,696	12,562
Prepaid vehicle lease		6,723
Prepaid equipment lease	7,308	3,676
Prepaid maintenance	14,278	2,162
Other prepaid expenses	69,452	39,353
Total prepaid expenses and other current assets	$520,137	$284,225

Property and equipment
	December 31,	December 31,
	2007	2006
Tooling and test equipment	$736,439	$305,623
Office equipment	64,170	39,385
Computer equipment	256,850	199,057
Software	6,856,063	6,842,368
Vehicle	75,877	-
Furniture and fixtures	26,502	17,830
Total	8,015,901	7,404,263
Less: accumulated depreciation & amortization	(3,539,677)	(1,073,315)
Property and equipment, net	$4,476,224	$6,330,948

Other assets
	December 31,	December 31,
	2007	2006
Netintact customer base	$3,832,581	$3,832,581
Goodwill	960,209	960,209
Security deposit - HR and payroll services	-	50,615
Security deposit - Sales taxes collateral	30,000	30,000
Security deposit - Facility lease	17,805	15,304
Total other assets	4,840,595	4,888,709
Less: Accumulated amortization	(1,913,595)	(474,595)
Total other assets	$2,927,000	$4,414,114

Accrued liabilities
	December 31,	December 31,
	2007	2006
Payroll and related expenses	$620,191	$371,762
Sales Commission	299,926	10,111
Accrued audit, tax & legal fees	196,000	123,022
Contingent warranty liability	64,864	20,950
VAT and sales taxes	81,074	45,497
Income taxes accrued	59,101	44,880
Received not invoiced	211,606	-
Other accrued expenses	40,213	40,721
Total accrued liabilities	$1,572,975	$656,943

7.	Commitments and Contingencies

Leases

Our headquarters are located in  Los Gatos, California, 95032.  On November 14, 2007 we extended our current lease for 5 years.  As a result of the extension, we have a 73-month lease starting from June 1, 2005 and the monthly rent ranges from $12,949 per month for the first year to $19,424 during the last year.  The Swedish headquarters of Netintact is located in Varberg, Sweden.  We have a 36 month lease starting from May 31, 2005 and the rent is $5,612 per month for 331 square meters. The Swedish headquarters is moving to its new facility also in Varberg, Sweden in April 2008.  The lease will be for 60 months and the rent is $12,230 per month for 689 square meters. Netintact PTY leases 55 square meters in  Melbourne VIC 3004, Australia; the lease is for 12 months starting July 1, 2007 with a monthly payment of $1,592.

As of December 31, 2007, Procera had obligations for leased equipment from various sources as shown below.  Interest rates on such debt range from 9% to 10%. Procera also leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2012.

As of December 31, 2007, future minimum lease payments that come due in the current and following fiscal years ending December 31 are as follows:

	Capital Leases	Operating Leases
2008	33,867	329,053
2009	14,082	369,252
2010	11,658	376,314
2011	11,658	263,304
2012 and thereafter	31,105	183,450
Total minimum lease payments	102,370	$1,521,373
Less: Amount representing interest	5,731
Present value of minimum lease payments	96,639
Less: Current portion	33,867
Obligations under capital lease, net of current portion	$62,772

8.	Notes Payable

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

Product Warranty

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.  The following table reflects the change in the Company’s warranty accrual during the year ended December 31, 2007 and 2006:

	Fiscal year ended
	Dec 31, 2007	Dec 31, 2006
Warranty accrual, beginning of period	$20,950	$14,237
Charged to cost of sales	54,128	6,713
Warranty expenditures	(10,214)
Warranty accrual, end of period	$64,864	$20,950

10.	Stockholders Equity

Common Stock

In January 2005, the company issued 5,762,500 shares based on a private placement subscribed in December 2004.

During 2005, the company issued 884,938 shares upon the exercise of common stock warrants.

In March 2005, the Company issued 17,473 shares of common stock to a charity organization.

In November 2005, the Company issued 165,000 common shares with a fair value of $84,150 as consideration for 18 months of investor relations services which commenced in December 2005.

On February 28, 2006, the Company closed private placement sales of 15,000,025 shares of its common stock at $0.40 per share to thirty-three institutional and other accredited investors, and received cash proceeds of $5,517,469, net of direct transaction costs of $482,541.  In addition, warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share with a fair value of $712,315 was issued to placement agents as compensation for their services in completing the private placement.

On August 18, 2006, as part of the agreement to acquire all the outstanding shares of Netintact AB (a Swedish corporation) the Company agreed to exchange 15,713,513 shares of its common stock and 1,826,000 shares held in escrow. (notes)

On September 29, 2006, the Company agreed to exchange 760,000 shares of its common stock, for 49% of the outstanding shares of Netintact PTY Ltd. (an Australian corporation).  Because 51% of the outstanding shares of Netintact PTY were previously owned by Netintact AB, the Company now controls all of the outstanding shares of Netintact PTY. (notes)

On November 30, 2006, the Company completed private placement sales of 5,100,000 shares of its common stock at $1.00 per share to fifteen institutional and accredited investors, and received cash proceeds of $4,840,359, net of financing expenses of $259,641.  In addition, investors were issued warrants to purchase 1,020,000 shares of the Company’s common stock with a fair value of $1,319,607 (representing 20% of shares purchased in the private placement) at $1.50 per share and warrants to purchase 1,530,000 shares of the Company’s common stock at $1.50 per share with a fair value of $1,797,410 were issued to placement agents as compensation for their services in completing the private placement.

In January 2006, the Company issued 825,000 shares with a fair value of $577,500 as consideration for 18 months of investor relations services which commenced in December 2005.

During 2006, the Company issued 80,000 shares upon the exercise of warrants.

On July 17, 2007, the Company closed a private placement sale of 3,999,750 shares of its common stock at $2.00 per share to 66 institutional and other accredited investors and received cash proceeds of $7,488,635, net of financing expenses of $510,865.  In addition, placement agent warrants to purchase 199,988 shares (fair value of $510,587) were issued as compensation for their services.

During 2007, the company issued 1,323,410 shares upon the exercise of common stock options and warrants.

In June 2007, the company issued 247,500 shares with a fair value of $610,090 as consideration for 12 months of investor relations services

In August 2007, the company issued 72,727 shares of common stock with a fair value of $120,000 as consideration for placement agent services in connection with our November 2006 private placement financing.

Warrants

(Footnotes correspond to the warrant table below)

On February 23, 2005, the Company issued warrants to purchase 100,000 shares of our common stock with an exercise price of $1.78 per share to an independent sales representative.  The warrant was considered earned upon the successful completion of a sale, payment and other factors.  Due to the conditions of earning the warrant, the fair value was determined to be $0. (1)

On April 13, 2005 the Company issued warrants to purchase 10,000 shares of our common stock with an exercise price of $1.86 per share and a fair value of $14,854 to a Company director as compensation for completing an equity raising event in December 2004. (2)

On May 12, 2005 the Company issued warrants to purchase 25,000 shares of our common stock with an exercise price of $1.22 per share and a fair value of $22,569 to an independent representative as compensation for assisting in securing a facility lease. (3)

On June 14, 2005 the Company issued warrants to purchase 75,000 shares of our common stock with an exercise price of $1.42 per share and a fair value of $71,801 to a director of the Company as partial compensation for successfully directing an equity raising event. (4)

On September 13, 2005 the Company issued warrants to purchase 15,000 shares of our common stock at a price of $0.68 and a fair value of $6,600  to a independent consultant for product specification and definition services. (5)

In conjunction with the closing of private placement sales of common stock on February 28, 2006, warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share with a fair value of  $712,315 were issued to placement agents as compensation for their services in completing the private placement. (6)

On August 2, 2004, warrants to purchase 400,000 shares of the Company’s common stock at $1.40 per share with a fair value of $448,495 were issued to an investor relations firm as compensation to perform investor relations services on behalf of the Company during 2004. On August 2, 2006, the subject warrants were cancelled and replacement warrants to purchase a total of 400,000 shares of the Company’s common stock at $1.40 per share were issued to said investor relations firm and one of its employees. (7)

In conjunction with the its agreement to acquire all of the outstanding shares of Netintact AB (a Swedish corporation), the Company agreed to issue warrants as of the August 18, 2006 acquisition date to purchase 702,486 shares of the Company’s common stock at a price of $0.60 per share and to issue warrants upon successful completion of operating milestones to purchase 123,243 shares of the Company’s common stock at a price of $0.60 per share. Said warrants are not exercisable until the Company’s common stock has reached a market value of $2.00 or more and sustains that value for 90 consecutive trading days. On December 12, 2006, the Company’s stock closed with a market value of $2.06 per share and has remained above $2.00 per share since that date. (8)

On November 30, 2006, the Company completed private placement sales of 5,100,000 shares of its common stock at $1.00 per share to fifteen institutional and accredited investors, and received cash proceeds of $4,840,359, net of financing expenses of $259,641. In addition, investors were issued warrants to purchase 1,020,000 shares of the Company’s common stock (representing 20% of shares purchased in the private placement) at $1.50 per share and warrants to purchase 360,000 shares of the Company’s common stock at $1.00 per share were issued to private placement agents as compensation for their services in completing the private placement. (9)

On January 24, 2007, we granted 115,000 warrants to purchase common stock at $2.14 per share and a fair value of  $169,814 in exchange for independent contractor Sales services.(10)

In conjunction with the closing of a private placement sale of common stock on June 17, 2007, we issued 199,998 warrants to purchase common stock with a fair value of $510,587  to placement agents as compensation for their services. The warrant quantity was approximately 5% of the shares purchased from the company with a strike price of $2.00, equivalent to the price shareholders paid.(11)

On July 31, 2007 we issued warrants to purchase our common stock at $1.12 and a fair value of $132,328 in exchange for public relations services performed.(12)

At December 31, 2007, warrants to purchase 7,714,407 shares of common stock are outstanding. The following table sets forth the key terms of these outstanding warrants:

Date of Grant	Underlying Security	Shares Outstanding		Vesting of Grant	Expiration Date	Weighted Average Exercise Price	Reason for Grant of Warrants
Dec-02	Common stock	201,268		Milestones	Jun-07	$0.01	Customer base
Jun-03	Common stock	50,000		Immediate	Jun-08	$0.75	Raising capital
Jun-03	Common stock	50,000		Immediate	Jun-08	$0.50	Legal services
Dec-04	Common stock	1,560,706		Immediate	Jul-08	$1.25	Raising capital
Dec-04	Common stock	1,729,453		Immediate	Jul-08	$1.37	Raising capital
Feb-05	Common stock	100,000	(1)	Based on sales performance	Feb-10	$1.78	Sales services
Apr-05	Common stock	10,000	(2)	Immediate	Apr-08	$1.86	Raising capital
May-05	Common stock	25,000	(3)	Immediate	Jul-08	$1.42	Real estate services
Jun-05	Common stock	75,000	(4)	Milestones	Jun-08	$1.42	Strategic investment
Sep-05	Common stock	15,000	(5)	Milestones	Jun-08	$0.68	Sales services
Feb-06	Common stock	1,163,875	(6)	Immediate	Jul-08	$0.40	Raising capital
Aug-06	Common stock	400,000	(7)	Immediate	Aug-08	$1.40	Investor relations
Aug-06	Common stock	569,107	(8)	Immediate	Aug-11	$0.60	Acquisition of a Company
Nov-06	Common stock	1,380,000	(9)	Immediate	Jan-11	$1.50	Raising capital
Jan-07	Common Stock	115,000	(10)	Immediate	Jan-10	$2.14	Sales services
Jul-07	Common Stock	199,998	(11)	Immediate	Jul-12	$2.00	Raising capital
Jul-07	Common Stock	70,000	(12)	Immediate	July-10	$1.12	Investor relations

		7,714,407

The exhibit below defines the outstanding warrants as of December 31, 2007 by exercise price and the average contractual life before expiration.

		Weighted Average
		Remaining
Exercise	Number	Contractual Life	Number
Price	Outstanding	(Years)	Exercisable

$0.01	201,268	4.5	201,268
0.40	1,163,875	2.4	1,163,875
0.50	50,000	5.0	50,000
0.60	569,107	5.0	569,107
0.68	15,000	2.8	15,000
0.75	50,000	5.0	50,000
1.12	70,000	3.0	70,000
1.25	1,560,706	3.6	1,560,706
1.37	1,729,453	3.6	1,729,453
1.40	400,000	2.0	400,000
1.42	100,000	3.2	100,000
1.50	1,380,000	4.2	1,380,000
1.78	100,000	5.0	100,000
1.86	10,000	3.0	10,000
2.00	199,998	5.0	199,998
2.14	115,000	3.0	115,000

	7,714,407	3.6	7,714,407

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

The number of shares available for options under the Plan is 7,500,000.  As of December 31, 2007, 714,357 shares were available for future grants. The options under the Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

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

 The following table summarizes activity under the equity incentive plans for the three years ended December 31, 2007:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at January 2, 2005	1,827,000	3,173,000	$1.41

Authorized	2,500,000	-	-
Granted	(1,263,000)	1,263,000	1.27
Exercised	-	-	-
Cancelled	519,030	(519,030)	1.36
Balance at January 1, 2006	3,583,030	3,916,970	$1.38

Authorized	-	-	-
Granted	(4,185,000)	4,185,000	0.86
Exercised	-	-	-
Cancelled	2,618,186	(2,618,186)	1.44
Balance at December 31, 2006	2,016,216	5,483,784	$0.96

Authorized	-	-	-
Granted	(1,990,000)	1,990,000	2.33
Exercised	-	(110,480)	0.75
Cancelled	688,141	(688,141)	1.00
Balance at December 31, 2007	714,357	6,675,163	$1.37	8.70	$2,366,153

Options vested and expected to vest at December 31, 2007		6,138,611	$1.35	8.52	$2,225,293

Options vested and exercisable at December 31, 2007		3,098,147	$1.14	8.01	$1,427,087

The weighted average grant date fair value of options granted during the fiscal year ended December 31, 2007 and December 31, 2006 was $1.92 and $0.74, respectively. The total fair value of shares vested during the year ended December 31, 2007 and December 31, 2006 was $1,787,898 and $1,374,836, respectively. The total fair value of shares forfeited and cancelled for the fiscal year ended December 31, 2007 and 2006 was $563,932 and $3,831,217 respectively.

The number of unvested shares as of December 31, 2007 and 2006 was 3,577,016 and 4,366,782  respectively and the weighted average grant date fair value of nonvested shares as of December 31, 2007 and 2006 was $1.30 and $0.73  respectively. The total compensation cost of $3,960,244 for nonvested shares is expected to be recognized over the next 2.8 years on a weighted average basis.

The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Vested and Exercisable
	At December 31, 2007			At December 31, 2007
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$0.45 - $0.69	1,722,222	9.1	$0.60	990,972	8.4	$0.55
$0.70 - $1.19	2,196,941	8.0	$0.98	1,240,973	7.6	$0.93
$1.20 - $3.35	2,756,000	9.0	$2.19	866,202	8.0	$2.13
	6,675,163	8.7	$1.37	3,098,147	8.0	$1.14

11.	Stock-Based Compensation

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

The Company elected to adopt the modified-prospective application method as provided by SFAS No. 123(R).  The effect of recording stock-based compensation for the fiscal years ended December 31, 2007 and 2006 and the allocation to expense under SFAS No. 123(R) was as follows:

	Year Ended
	December 31,	December 31,
	2007	2006
Stock-based compensation from employee stock options	$1,972,275	$1,168,611
Tax effect on stock-based compensation		-
Net effect on net loss	$1,972,275	$1,168,611

Effect on basic and diluted net loss per share	$0.03	$0.02

	Year Ended
	December 31, 2007	December 31, 2006
Cost of goods sold	$23,310	$16,274
Research and Development	473,692	771,585
Selling, general and administrative	1,475,273	380,752
Stock based compensation before income taxes	1,972,275	1,168,611
Income tax benefit
Total stock-based compensation expenses after income taxes	$1,972,275	$1,168,611

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

The weighted average assumptions used for 2007 and 2006 are as follows:
	Year Ended
	December 31,	December 31,
	2007	2006
Risk free interest rate	3.59% - 5.02%	4.64% - 5.02%
Expected life of option	5.25 – 7.00 years	6.0 – 6.25 years
Expected dividends	0%	0%
Volatility	93% - 102%	110%

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

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” The Company recorded employee stock-based compensation for the twelve months ended January 1, 2006 for options granted to employees with a market value of the underlying common stock greater than exercise price on the date of grant.

The pro-forma information for the fiscal year ended January 1, 2006 was as follows:

January 1, 2006
Net loss as reported	$(6,738,915)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	429,386

Deduct; Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,412,246)

Pro forma net loss	$(7,721,775)

Earnings per share basic and diluted:	$(0.22)
Pro Forma	$(0.25)

12.	Related party transaction

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

13.	Tax

The components of income and loss before income taxes are as follows:

	December 31,	December 31,	January 1,
	2007	2006	2006
Domestic	$(11,539,066)	$(7,729,336)	$(6,738,915)
Foreign	(2,014,819)	(25,716)	-
Loss before income taxes	$(13,553,885)	$(7,755,052)	$(6,738,915)

The Company’s provision for income taxes consists of the following:

	December 31,	December 31,	January 1,
	2007	2006	2006
Current income taxes
Federal/state	$5,255	$-	$-
Foreign	7,985	46,679	-
Total current income taxes	13,240	46,679	-

Deferred income taxes
Federal/state	-	-	-
Foreign	(1,085,745)	(298,252)	-
Total deferred income taxes	(1,085,745)	(298,252)	-

Provision for income taxes	$(1,072,505)	$(251,573)	$-

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Deferred tax assets:
Federal and state net operating losses	$9,635,607	$7,582,244
Research credits	560,068	487,523
Non-deductible accrued expenses	1,507,414	1,248,740
Valuation allowance	(11,703,089)	(9,318,507)
Total deferred tax assets	—	—

Deferred tax liability:
Foreign intangibles	(1,734,854)	(2,774,471
Net deferred tax liabilities	$(1,734,854)	$(2,774,471

Reconciliation between the tax provision computed at the Federal statutory income tax rate of 34% and the Company’s actual effective income tax provision is as follows:

	Fiscal Year Ended
	December 31,	December 31,	January 1,
	2007	2006	2006
Computed at statutory rate	$(4,608,321)	$(2,626,910)	$(2,291,230)
Research & development credits	(72,543)	(42,451)	(147,171)
State income taxes	(272,498)	(288,261)	(118,709)
Stock compensation – ISO	434,917	393,175	-
Loss not benefited	3,429,234	2,177,312	2,398,896
Foreign tax	7,985	46,129	-
Other	8,721	4,531	158,214
Total	$(1,072,505)	$(251,573)	-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Valuation Allowance increased by $2,384,581 and by $2,110,793 for the fiscal years ended December 31, 2007 and  2006, respectively.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24,993,337 which expire beginning after the year 2020. The Company also has California net operating loss carryforwards of approximately $19,517,545 which expire beginning after the year 2012. The Company also has federal and California research and development tax credits of $264,429 and $295,638. The federal research credits will begin to expire in the year 2021 and the California research credits have no expiration date. The Company also has California Manufacturer’s Investment Credit of $4,382 which begins to expire after the year 2012.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits:

2007
Balance at January 1, 2007	$176,639
Increase related to current year tax position	18,136
Increase related to tax positions of prior years	–
Balance at December 31, 2007	$194,775

A total of $168,906 of the unrecognized tax benefits would affect our effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.  The tax years 2001-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.  The company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statue of limitations prior to December 31, 2008.

13.	Net Loss per share

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	December 31,	December 31,	January 1,
	2007	2006	2006
Numerator – Basic and diluted	$(12,481,380)	$(7,503,479)	$(6,768,915)

Denominator – basic and diluted
Weighted average common shares outstanding	71,422,184	50,443,688	30,445,423
Weighted average unvested common shares subject to repurchase	—	—	—

Total	71,722,184	50,443,688	30,445,423

Net loss per share – basic and diluted	$(0.17)	$(0.15)	$(0.22)

Antidilutive securities:
Common stock subscriptions	—	166,250	3,545,833
Common stock reserved for incentives associated with the acquisition of Netintact	—	5,462,758	—
Options	6,675,166	5,483,784	3,916,970
Warrants	7,714,407	8,901,344	7,213,178
Rights to purchase common stock	300,000	—	292,100

Total antidilutive securities	14,689,573	20,014,136	14,968,081

15.	Quarterly results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	March 31	June 30	Sept. 30	Dec. 31
	2007	2007	2007	2007
Revenues	$1,984,930	$2,117,000	$1,645,657	$924,954
Cost of Goods Sold	436,335	680,609	575,856	708,859
Product Margin	1,548,595	1,436,391	1,069,801	216,095
Operating expenses:
Research and development	842,614	691,409	768,885	848,530
Sales and marketing	1,195,655	1,564,929	1,710,828	2,365,571
General and administrative	1,625,898	2,068,323	2,008,542	2,185,441
Total expenses	3,664,167	4,324,661	4,488,255	5,399,542
Loss from operations	(2,115,572)	(2,888,270)	(3,418,454)	(5,183,447)
Interest and other income (expense)	16,561	14,323	27,464	(6,490)
Loss before Tax	(2,099,011)	(2,873,947)	(3,390,990)	(5,189,937)
(Provision) benefit from tax	240,401	264,561	300,537	267,006
Net loss	$(1,858,610)	$(2,609,386)	$(3,090,453)	$(4,922,931)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.04)	$(0.07)
Shares used in computing basic and diluted net loss per common share	68,377,963	68,904,544	73,089,577	75,223,108

	March 31	June 30	Sept. 30	Dec. 31
	2006	2006	2006	2006
Revenues	$22,332	$54,751	$420,859	$1,416,488
Cost of Goods Sold	61,861	151,249	106,819	310,859
Product Margin	(39,529)	(96,498	314,040	1,105,629
Operating expenses:
Research and development	714,564	791,106	908,754	650,842
Sales and marketing	454,840	459,248	436,956	923,385
General and administrative	495,112	600,226	839,105	1,772,461
Total expenses	1,664,516	1,850,580	2,184,815	3,346,688
Loss from operations	(1,704045)	(1,947,078)	(1,870,775)	(2,241,059)
Interest and other income (expense)	(2,718)	4,466	2,863	3,293
Loss before Tax	(1,706,763)	(1,942,612)	(1,867,912)	(2,237,766)
(Provision) benefit from tax	–	–	(12,397	263,970
Net loss	$(1,706,763)	$(1,942,612)	$(1,880,309)	$(1,973,796)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.03)
Shares used in computing basic and diluted net loss per comon share	36,461,326	46,745,012	55,488,782	64,248,470
	(0.05)	(0.04)	(0.03)	(0.03)

16.	Segment Information

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer’s location. The following are summaries of revenue and long lived assets by geographical region:

	Year Ended

	December 31,	December 31,	January 1,
REVENUES	2007	2006	2006
United States	$2,253,944	$469,419	$208,786
Australia	863,875	195,252	-
Asia	84,545	84,545	36,466
Europe	1,044,049	252,113	9,557
South America	180,560	60,702	-
Scandinavia	2,245,568	830,898	-
West Indies	-	21,501	-
Total	$6,672,541	$1,914,430	$254,809

	December 31,	December 31,
	2007	2006
Long-lived assets:
United States	$1,310,911	$1,437,549
Sweden	6,046,063	9,263,358
Australia	46,250	44,355
Total	$7,403,224	$10,745,262

Foreign sales as a percentage of revenues were 66% and 75% for the year ended December 31, 2007, and December 31, 2006, respectively.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Asia, Europe, and the Middle East. The Company performs ongoing credit evaluations of certain customers’ financial condition and, generally, requires no collateral from its customers. For the year ended December 31, 2007, three customers accounted for 15%, 11% and 6% of revenues, respectively, and no other customer accounted for more than 5% of total sales for the year. For the year ended December 31, 2006, three customers accounted for 24%, 13% and 7% of revenues, respectively.

17.	Subsequent events

Appointment of James Brear: James Brear was appointed President, CEO and as a member of the Board of Directors of the Company in on February 12, 2007.

Registration Statement on Form SB2: The Company filed a registration statement on From SB2 on October 5, 2007, registering a total of 21,625,459 shares of our common stock for resale, which declared  effective by the Securities and Exchange on January 8, 2008.

Reduction in Force: The Company conducted a reduction in force in two phases affecting a total of 14 employees during the first quarter of 2008.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

With the approval of our board of directors, our Audit committee engaged PMB Helin Donovan, LLP (“PMB”) as our independent registered public accounting firm for the fiscal year ended December 31, 2006 and 2007. PMB accepted such appointment on July 26, 2006. Prior to the appointment of PMB, we did not consult with PMB on any matters relating to accounting opinions or any other matter related to us which would require disclosure pursuant to Item 304(a)(2) of Regulation S-B.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2007.  We determined that ht Company did not have sufficient control over the closing process and could not prepare its financial statements, footnotes and 10-K disclosures in a timely fashion.  This weakness resulted in significant last minute changes to the Company’s financial reports and Form 10-K which could have resulted in material errors in the financial reports and 10-K.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the chief executive officer and principal financial officer, concluded that we maintain appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX") .  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PMB Henlin Donovan, our independent registered public accounting firm, as stated in their report, which is included herein.

In performing our assessment, we identified the risks that most likely affect reliable financial reporting and are most likely to have a material impact on the company’s financial statements, documented each business process within the risk area, determined the control points related to the business process and tested the design and effectiveness of each control.  In addition to process (transactional) level controls, we evaluated entity level controls to determine if compensating controls mitigated any process level risks.  Entity level controls include a broad range of non-transactional activities including account reconciliations, management review of results, the company’s Code of Conduct and Audit Committee review of practices and results.

SEC Release 33-8809 defines “material weakness” as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statement will not be prevented or detected on a timely basis.  SEC release 33829 defines “significant deficiency” as a deficiency, or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

In summary, as a result of our first assessment of internal control over financial reporting under COSO criteria we identified a material weakness in a high risk process and a number of significant deficiencies in high to low risk processes within high risk areas of financial statement control.   Despite the existence of the material weakness and  the significant deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm has tested our internal control over financial reporting evaluation process and has provided an adverse opinion on the Company’s control over financial reporting audit report.

As of December 31, 2007, the following material weakness and significant deficiencies in our internal control over financial reporting were identified:

Material Weakness

1.
We did not complete our 10-K and financial reports in sufficient time to allow for review and comment which resulted in a significant number of last minute changes. We intend to implement a plan for the year end close that permits earlier completion of financial reports and a draft SEC form 10-K.

Significant deficinecies

1.
We did not formally document many of the reviews conducted by the financial department in the processing and preparation of the company financial statements.  These processes include journal entries, account reconciliations, consolidations, equity reconciliations, disclosure checklists and tax return preparation.
The company plans to remediate these issues by formalizing it’s documentation of financial reviews.

2.
The company did not conduct sufficient testing in 2007 to satisfy COSO requirements for an accelerated filer.
We became an accelerated filer as of January 1, 2008 and became subject to COSO requirements on July 1, 2007.  We addressed the implementation of SOX requirements but were unable to perform the necessary evaluations followed by 2 quarters of testing as required in 2007.
We will complete the required testing cycles in 2008.

3.
We did not have an adequate control over shipments and receipts of goods and services.
We expect to implement a company-wide enterprise resource planning and financial reporting system in 2008 which will include a more structured system of identifying shipments and receipts.

4.
We did not have sufficient segregation of duties over a variety of financial processes.
Additional formal financial reviews will be conducted on a regular basis over subsidiary activities where staff limitations preclude segregation of duties.  Where staffing permits, activities and approvals will be segregated at the process level.

5.
We did not maintain Human Resource documents current in such areas as job descriptions, employee handbooks, training, compensation and performance reviews.
The company did not have a dedicated Human Resource professional until December 2007.  The company plans to remediate these issues during 2008.

6.	We did not have in place a detailed budget versus actual review process for departmental management. The company plans to implement departmental financial performance review in 2008.

7.	We do not have a “financial expert’ on the audit committee as defined by Section 407 of SOX. The Audit Committee is actively pursuing a remedy.

8.	The Whistleblower contact is not a person independent person. The Whistleblower contact will be changed in 2008.

Changes in Internal Control Over Financial Reporting

As a result of implementing the assessment process over the internal control over financial reporting, we implemented various remediation measures to improve our financial reporting and disclosure controls.  As this is our first report on internal control, none of the weaknesses identified below have been previously disclosed.  Some of the remedial actions taken since July 1, 2007 include;

1.	We adopted a new Code of Conduct, based on a review of best practices, relating to our directors, officers and employees.

2.	We implemented an “Ethics Line” (whistleblower) policy, with a call-in feature

3.	We implemented an “Ethics Line” (whistleblower) policy, with a call-in feature

4.
Our Board of Directors have reorganized the Audit, Compensation, and Nominating/Governance Committees of the Board, in each case with non-affiliated directors having appropriate expertise in such areas as required for each Committee.

5.	We hired a highly qualified human resources professional.

6.	We hired a highly qualified full time controller for our Americas operation.

7.	We developed a personnel authorization process for the addition of new employees.

8.	We developed accounting procedures to review and monitor critical accounts and transactions on a timely basis to ensure that financial statements are accurately prepared and reviewed.

9.	We established a recurring financial closing and quarterly reporting process.

Item 9B.	Other Information

On November 20, 2007, we entered into a Lease Extension with Vasona Business Park to extend by five years the term of our current lease with respect to our headquarters in Los Gatos, California.  Our headquarters is approximately 11,772 square feet, and as a result of the lease extension we have a 73-month lease starting from June 1, 2005 and the monthly rent ranges from $12,949 per month for the first year to $19,424 during the last year.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Procera’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Procera’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Procera’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Procera’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Procera’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page F-4.

(b) Financial Statement Schedules
The information required with respect to financial statement schedules is contained within the presentation of the consolidated financial statements and related notes.

 (c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

2.1* Agreement and Plan of Merger dated June 24, 2003 included as Exhibit A to our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.
2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera the Company and the Sellers of Netintact dated August 18, 2006 included as exhibit 2.1 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.

2.3* Form of Closing Date Warrant Agreement dated August 18, 2006 included as exhibit 2.2 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.4* Form of Incentive Warrant Agreement dated August 18, 2006 included as exhibit 2.3 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.5* Lockup Agreement dated August 18, 2006 included as exhibit 2.4 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.6* Voting Agreement dated August 18, 2006 included as exhibit 2.5 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.7* Form of Escrow Agreement included as exhibit 2.6 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.8* First Amendment to First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company  and the Sellers of Netintact dated November, 2006 included as exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation included as Exhibit 99.1 to our form 8-K filed on October 12, 2005 and incorporated herein by reference.
3.3* Bylaws included as Exhibit 3.3 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
4.1*Form of Subscription Agreement for July, 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.
4.2*Form of Registration Rights Agreement for July, 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.
4.3* Form of Warrant Agreement for July, 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.4* Form of Subscription Agreement for November, 2006 offering included as Exhibit 2.1 to our form 8-K filed on November 30, 2006 and incorporated herein by reference
4.5* Form of Registration Rights Agreement for November, 2006 offering included as Exhibit 2.3 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.
4.6*Form of Warrant agreement for November, 2006 offering included as Exhibit 2.2 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.
4.7* Form of Subscription Agreement for February, 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.8* Form of Amendment to Stock Subscription Agreement for February, 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.9* Form of Registration Rights Agreement for February, 2006 offering included as Exhibit 10.4 to our on Form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.10* Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.11* Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.12 * From of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.13* Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference..
4.14* Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference..
4.15* Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference..
10.1* 2003 Stock Option Plan included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan included as Exhibit 99.3 to our form 8-K filed on October 12, 2005 and incorporated herein by reference.
10.3* Lease agreement by and between the Company and Vasona Business Park dated as of May 1, 2005 included as Exhibit 10.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

10.4* Employee Offer Letter for Douglas J. Glader dated September 17, 2003 included as Exhibit 10.3 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.5* Employee Offer Letter for Thomas H. Williams dated March 6, 2006 included as Exhibit 99.1 to our form 8-K filed on March 23, 2006 and incorporated herein by reference.
10.6* Employee Offer Letter for Jay Zerfoss dated May 10, 2002 included as Exhibit 10.6 form 10KSB filed on April 3, 2006 and incorporated herein by reference.
10.7* Employee Offer Letter for Gary Johnson dated October 18, 2004 included as Exhibit 10.8 on our form 10KSB filed on April 3, 2006 and incorporated herein by reference.
10.8 Lease extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8.
10.9 Retirement agreement between the Company and Douglas J. Glader, dated November 29 2007 and included as Exhibit 10.9.
16.1* Letter on changing registrants certifying accountant dated June 13, 2006 included as Exhibit 16.1 to our form 8-K filed on June 7, 2006 and incorporated herein by reference.
21.1* List of Subsidiaries included as Exhibit 21.1 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
23.1 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP.
23.2 Consent of Registered Public Accounting Firm– Burr, Pilger & Mayer LLP.
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on this 31st day of March 2008.

Procera Networks, Inc.

Date: March 31, 2008	By:	/s/ James Brear
James Brear
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Thomas Williams, David Stepner and Paul Eovino, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES BREAR	President and Chief Executive Officer	April 1, 2008
James Brear	(Principal Executive Officer) and Director

/s/ THOMAS H. WILLIAMS	Chief Financial Officer and	April 1, 2008
Thomas H. Williams	Secretary and Director

/s/ PAUL EOVINO	VP, Corporate Controller	April 1, 2008
Paul Eovino	(Principal Accounting Officer)

/s/ THOMAS SAPONAS	Director	April 1, 2008
Thomas Saponas

/s/ SCOTT MCCLENDON	Director	April 1, 2008
Scott McClendon

/s/ MARY LOSTY	Director	April 1, 2008
Mary Losty

/s/ STEFFAN HILLBERG	Director	April 1, 2008
Steffan Hillberg

EXHIBIT INDEX

2.1* Agreement and Plan of Merger dated June 24, 2003 included as Exhibit A to our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.
2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between Procera the Company and the Sellers of Netintact dated August 18, 2006 included as exhibit 2.1 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.

2.3* Form of Closing Date Warrant Agreement dated August 18, 2006 included as exhibit 2.2 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.4* Form of Incentive Warrant Agreement dated August 18, 2006 included as exhibit 2.3 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.5* Lockup Agreement dated August 18, 2006 included as exhibit 2.4 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.6* Voting Agreement dated August 18, 2006 included as exhibit 2.5 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.7* Form of Escrow Agreement included as exhibit 2.6 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.8* First Amendment to First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company  and the Sellers of Netintact dated November, 2006 included as exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation included as Exhibit 99.1 to our form 8-K filed on October 12, 2005 and incorporated herein by reference.
3.3* Bylaws included as Exhibit 3.3 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
4.1*Form of Subscription Agreement for July, 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.
4.2*Form of Registration Rights Agreement for July, 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.
4.3* Form of Warrant Agreement for July, 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.4* Form of Subscription Agreement for November, 2006 offering included as Exhibit 2.1 to our form 8-K filed on November 30, 2006 and incorporated herein by reference
4.5* Form of Registration Rights Agreement for November, 2006 offering included as Exhibit 2.3 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.
4.6*Form of Warrant agreement for November, 2006 offering included as Exhibit 2.2 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.
4.7* Form of Subscription Agreement for February, 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.8* Form of Amendment to Stock Subscription Agreement for February, 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.9* Form of Registration Rights Agreement for February, 2006 offering included as Exhibit 10.4 to our on Form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.10* Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.11* Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.12 * From of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.13* Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference..
4.14* Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference..
4.15* Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference..
10.1* 2003 Stock Option Plan included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan included as Exhibit 99.3 to our form 8-K filed on October 12, 2005 and incorporated herein by reference.
10.3* Lease agreement by and between the Company and Vasona Business Park dated as of May 1, 2005 included as Exhibit 10.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

10.4* Employee Offer Letter for Douglas J. Glader dated September 17, 2003 included as Exhibit 10.3 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.5* Employee Offer Letter for Thomas H. Williams dated March 6, 2006 included as Exhibit 99.1 to our form 8-K filed on March 23, 2006 and incorporated herein by reference.
10.6* Employee Offer Letter for Jay Zerfoss dated May 10, 2002 included as Exhibit 10.6 form 10KSB filed on April 3, 2006 and incorporated herein by reference.
10.7* Employee Offer Letter for Gary Johnson dated October 18, 2004 included as Exhibit 10.8 on our form 10KSB filed on April 3, 2006 and incorporated herein by reference.
10.8 Lease extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8.
10.9 Retirement agreement between the Company and Douglas J. Glader, dated November 29 2007 and included as Exhibit 10.9.
16.1* Letter on changing registrants certifying accountant dated June 13, 2006 included as Exhibit 16.1 to our form 8-K filed on June 7, 2006 and incorporated herein by reference.
21.1* List of Subsidiaries included as Exhibit 21.1 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
23.1 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP.
23.2 Consent of Registered Public Accounting Firm– Burr, Pilger & Mayer LLP.
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed