Form 10-K/A
period 2007-12-31
PROCERA NETWORKS INC
filed 2008-04-30
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number 000-49862

Procera Networks, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-0974674
(State of Incorporation)	(I.R.S. Employer Identification No.)
100 Cooper Court	(408) 354-7200
Los Gatos, California 95032	(Registrant’s telephone number, including area code
(Address of Principal Executive Office, including zip codes)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the American Stock Exchange on June 29, 2007, was $140,153,532.*

As of April 22, 2008, there were outstanding 76,384,292 shares of the registrant’s common stock, par value $0.001 per share, and no shares of the registrant’s preferred stock

*Excludes 23,057,285 shares of Common Stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding.  The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Procera Networks, Inc. (the “Company”, “we,” “us,” or “our”) for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 2, 2008 (the “Original Report”).  This Form 10-K/A replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K.  The reference on the cover of the Original Report to the incorporation by reference of the registrant’s Definitive Proxy Statement into Part III of the Original Report is hereby amended to delete that reference.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment no. 1 to our Annual Report on Form 10-K/A as Exhibits 31.3 and 31.4.

PROCERA NETWORKS, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART III

Forward-Looking Statements:

This Form 10-K/A and the documents incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. Words such as “believe,” “may,” “could” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K/A, and in particular, the risks discussed under Item 1. “Risk Factors” in our Annual Report on Form 10-K for fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on April 2, 2008 and those discussed in other documents we file with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Form 10 K/A represent beliefs and assumptions only as of the date of this Form 10-K/A. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this Form 10-K/A to reflect future events or circumstances.

This Form 10-K/A contains market data and industry forecasts that were obtained from industry publications, third-party market research and publicly available information.  These publications generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that the information from these publications is reliable, we have not independently verified, and make no representation as to the accuracy of, such information.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Our Directors

The name, age, position(s), term and board committee membership for each member of our Board of Directors is set forth below as of March 29, 2008:

			Director
Name	Age	Position(s)	Since

Scott McClendon (1*, 2)	68	Chairman of the Board and Director	2004
James F. Brear	42	President, Chief Executive Officer and Director	2008
Thomas H. Williams	69	Chief Financial Officer, Secretary and Director	2003
Staffan Hillberg (2, 3)	43	Director	2007
Mary Losty (1, 3*)	48	Director	2007
Thomas Saponas (1, 2*)	58	Director	2004

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors.

*	Committee Chairperson

The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified.  Directors are elected each year, and all directors serve one-year terms.  Officers serve at the pleasure of the Board of Directors.  There are no arrangements or understandings between any director and any other person pursuant to which he or she was or is to be selected as a director or nominee. We have, however, entered into employment agreements with certain of our named executive officers described in Part III, Item 11 below under the subheading “Employment, Severance, Separation and Change of Control Agreements.”

Biographical Information

Mr. Scott McClendon has served as a member of Board of Directors since March 1, 2004 and as Chairman of the Board since November 2, 2007. He is currently a member of the Audit and Compensation Committees.  Mr. McClendon has been the Chairman of the Board for Overland Storage (NASDAQ OVRL) since March 2001.  He also served as Overland's interim CEO from November 2006 to August 2007 and its President and CEO from October 1991 to March 2001, and was an officer and employee until June 2001.  Prior to his tenure with Overland, he was employed by Hewlett Packard Company, a global manufacturer of computing, communications and measurement products and services, for over 32 years in various positions in engineering, manufacturing, sales and marketing.  He last served as the General Manager of the San Diego Technical Graphics Division and Site Manager of Hewlett Packard in San Diego, California.  Mr. McClendon is a director of SpaceDev, Inc., an aerospace development company.  Mr. McClendon has a BSEE and MSEE from Stanford University.

James F. Brear joined Procera as its President, Chief Executive Officer and a member of its Board of Directors on February 6, 2008.  Mr. Brear is an industry veteran with more than 18 years of experience in the networking industry, most recently as vice president of worldwide sales and support for Bivio Networks, a maker of deep packet inspection platform technology from July 2006 to January 2008.  From September 2004 to July 2006 Mr. Brear was Vice President of Worldwide Sales for Tasman Networks (acquired by Nortel) a maker of converged WAN solutions for enterprise branch offices and service providers for managed WAN services.  From April 2004 to July 2004, Mr. Brear served as Vice President of Sales at Foundry Networks, a provider of switching, routing, security, and application traffic management solutions.  Earlier in his career, Mr. Brear was the vice president of worldwide sales for Force10 Networks from March 2002 to April 2004, during which time the company grew from a pre-revenue start-up to the industry leader in switch routers for high performance Gigabit and 10 Gigabit Ethernet.  In addition, he spent five years with Cisco Systems from July 1997 to March 2002 where he held senior management positions in Europe and North America with responsibility for delivering more than $750M in annual revenues selling into the world’s largest service providers.   Previously, Mr. Brear held a variety of sales management positions at both IBM and Sprint Communications.   He holds a Bachelor of Arts degree from the University of California at Berkeley.

Mr. Thomas H. Williams has served as a member of Procera’s Board of Directors since October 2003.  From November 2007 to February 2008, he served as our interim Chief Executive Officer   Mr. Williams has been Procera’s Chief Financial Officer and Secretary since March 20, 2006, and continues to serve in those capacities.  Mr. Williams has 30 years experience as a CFO and General Counsel in start-up and medium-sized venture capital-backed technology companies.  Prior to his service with Procera, Mr. Williams served as interim CEO of TeleCIS Wireless, Inc. from November 2004 to March 2005.  He served as CFO and later CEO at Bandwidth9, a company developing tunable lasers for the fiber optics industry from 1999 through November 2004 (Bandwidth filed for protection under Chapter 11 of the US Bankruptcy code in August 2004).  Previously, Mr. Williams has held senior financial management and legal positions with IBM, Shell Oil, Greyhawk Systems and IC Works.   Mr. Williams holds a B.S. degree in electrical engineering, a law degree from the University of Minnesota and an M.B.A. from the University of California at Berkeley.  He is a member of the California, New York (inactive), Federal and Patent bars.

Mr. Staffan Hillberg has served as a member of our Board of Directors since January 11, 2007 and is currently a member of our Nominating and Compensation committees.  Mr. Hillberg is currently the managing CEO of Scandinavian Financial Management AB, a private equity group based in Sweden since October 2003.  Since September 2004 he has also held the position of Managing Partner at the MVI Group, one of the largest and oldest business angel networks in Europe with over 175 million Euros invested in 75 companies internationally.  While at MVI he has overseen a number of successful exits among them, two IPO's in 2006 on the AIM exchange in London as well as an IPO on the Swiss Stock Exchange.   Prior to Scandinavian Financial Management, he ran a local venture capital company from June 2000 to July 2003 as well as co-founded and was the CEO of the computer security company AppGate from August 1998 to June 2000, with operations in Europe and the USA, raising US$20M from ABN Amro, Deutsche Telecom and GE Equity.  Before this he was responsible for the online activities of the Bonnier Group, the largest media group in Scandinavia, spearheading their internet activities and heading up their sponsorship of MIT Media Lab.  Earlier he was the QuickTime Product Manager at Apple in Cupertino and before this Multimedia Evangelist with Apple Computer Europe in Paris, France. He has extensive experience as an investor and business angel having been involved in the listing of two companies in Sweden, Mirror Image and Digital Illusions where the later was acquired by Electronic Arts. Mr. Hillberg attended the M.Sc. program at Chalmers University of Technology in Sweden and has an MBA from INSEAD in France.

Ms. Mary Losty has served as a member of our Board of Directors since March, 2007. She is currently a member of the Audit and Nominating committees. Ms. Losty is currently the General Partner at Cornwall Asset Management, LLC, a portfolio management firm located in Baltimore, Maryland, where she is responsible for the firm's investment in numerous companies. Ms. Losty's prior experience includes working as a portfolio manager at Duggan & Associates and as an equity research analyst at M. Kimelman & Company. Prior to that she worked as an investment banker at Morgan Stanley and Co., and for several years prior to that she was the top aide to James R. Schlesinger, a five-time U.S. cabinet secretary. Ms. Losty received both her B.S. and Juris Doctorate degrees from Georgetown University, the latter with magna cum laude distinction. She is a member of the American Bar Association and a commissioner for Cambridge, Maryland's Planning and Zoning Commission. Ms. Losty also sits on the board of directors of the American Board of the United Nations University for Peace, an institution which enjoys the exclusive status of being sanctioned by all 192 member states of the United Nations.

Mr. Thomas Saponas has served as a member of Board of Directors since April 22, 2004 and is currently a member of the Audit and Compensations committees. Mr. Saponas served as the Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. (NYSE: A) from August 1999 until he retired in October 2003.  Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard's Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard.  Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C. Mr. Saponas has a BSEE/CS (Electrical Engineering and Computer Science) and an MSEE from the University of Colorado. Mr. Saponas is a director of nGimat, a nanotechnology company, a director of Time Domain, an ultra wideband communications company, and a director of Keithley Instruments (KEI on NYSE), an electronic instruments company. He also serves on the Visiting Committee on Advanced Technology at the National Institute of Standards and Technology.

Our Executive Officers and Significant Employees

Set forth below are the name, age, position(s), and a brief account of the business experience of each of our executive officers and significant employees as of March 29, 2008:

Name	Age	Position(s)	Officer Since

James F. Brear	42	President and Chief Executive Officer (Principal Executive Officer)	2008
Thomas H. Williams	69	Chief Financial Officer and Secretary	2006
David Stepner	63	Chief Operating Officer	2007
Paul Eovino	59	VP, Corporate Controller (Principal Accounting Officer)	2006
Alexander Hävang	29	Chief Technical Officer	2006
John Pirillo	45	Vice President — Sales-Americas
David Green	41	Vice President — Sales-Europe, Middle East, Africa (EMEA)
Jon Lindén	33	Vice President — Marketing

There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was or is to be selected as an executive officer or nominee. We have, however, entered into employment agreements with certain of our named executive officers described in Part III, Item 11 below under the subheading “Employment, Severance, Separation and Change of Control Agreements.”

The brief accounts of the business experience of Mr. Brear and Mr. Williams are set forth above in “Our Directors” in this Item 10.

David Stepner  is a Silicon Valley veteran with extensive experience in aggressively growing a variety of successful high-tech companies.  From June 2001 to March 2007, Dr. Stepner was CEO of Teja Technologies, a software company targeting the networking equipment market. Prior to that, he was general manager of the platforms business unit of Wind River Systems, developer of the Tornado development environment and VxWorks operating system  from 1999 through 2000. He came to Wind River via its acquisition of Integrated Systems Inc. (ISI), where he served as president of its Diab-SDS subsidiary, and earlier as vice president of R&D from 1993 to 1999. Dr. Stepner also held executive positions at Greyhawk Systems, which he co-founded, and Diasonics, which conducted the largest IPO in history up to its time, and was vice president of R&D at Measurex Corp. Dr. Stepner received a B.S. from Brown University, and an M.S. and Ph.D. in electrical engineering from Stanford.

Paul Eovino Mr. Eovino has over 30 years experience in executive and managerial financial positions in companies ranging in size from startup to over $2 billion in annual sales. Mr. Eovino joined Procera Networks in September 2006 in a consulting role and became our Corporate Controller and Principal Accounting Officer in March 2007. From February 2004 to January 2007, Mr. Eovino held the dual positions of CFO for Expresso Fitness, a virtual reality exercise bicycle manufacturer, and Synfora, an EDA Software developer. From December 2000 to January 2004, Mr. Eovino was the Corporate Controller for Bandwidth9, a MEMS manufacturer of tunable lasers for the fiber optic market. Mr. Eovino’s early career included over 15 years experience in various international financial management positions with NCR, GenRad, and BICC-Boschert as well as 8 years with Greyhawk Systems. Mr. Eovino graduated from Rider University with a degree in Accounting and Financial Management.

Alexander Haväng is the CTO of Procera Networks since August 2006 and was a founding owner of Netintact, a wholly owned subsidiary of Procera since August 2000.  Mr Haväng and is responsible for the company’s strategic technology direction.   Mr. Haväng is widely known and a respected authority in the open source community, and is the lead architect for Procera’s industry-recognized, deep packet inspection-based network traffic and service management solution, PacketLogic™. Earlier in his career, Haväng was one of the chief architects for the open source streaming server software Icecast, along with the secure file transfer protocol GSTP. He spent the early part of his career at IDA systems, an IT solution provider for the Swedish government, along with a stint in the Swedish military.   Mr. Haväng studied computer science at the Linköping University in Sweden.

John Pirillo has been Procera’s Vice President of Sales for Americas since February 25, 2008.  He has managed revenue responsibilities across all segments of network service providers, including wireline, wireless, cable multi-system operators (MSOs), ISPs, universities, enterprises and the federal government.  Most recently, he was vice president of sales – Americas for Ellacoya Networks, a maker of deep packet inspection technology (sold to Arbor Networks in 2008). from May 2006 to February 2008.    Previously, he served as vice president of sales for ECI Telecom from May 2005 to May 2006, Caspian Networks from September 2002 to October 2003, and Amber Networks (sold to Nokia in 2001) from January 2000 to September 2001.  He also held sales management positions at Ascend Communications (sold to Lucent Technologies in 1999) from 1994 to 1999 and Network Systems Corp from 1989 to 1994.  He holds an M.B.A. degree from Rollins College and a B.S. degree from the University of Central Florida.

David Green has developed extensive industry knowledge and relationships with Tier-1 telco broadband providers, wireless providers, ISPs and channel partners. Prior to joining Procera in March, 2008, he was most recently general manager – EMEA for Ellacoya (now Arbor Networks) from August 2004 to March 2008, a maker of deep packet inspection technology.  Previously from November 1996 to July 2004, he was sales management for the cable and service-provider segment for Cisco Systems and earlier in his career he held sales and management positions for 3Com from 1995 to 1996 and for Cabletron Systems from 1992 to 1995.

Jon Lindén joined Netintact (acquired by Procera) in 2001 and has been our Vice President of Product Management since January 2008.  Mr. Lindén is responsible for Procera’s overall global product strategy and execution.  He has a background in sales and business development with extensive experience in managing networking products throughout their lifecycle.  Prior to joining Netintact, Mr. Lindén was the CEO of the venture-funded company TheSchoolbook.com from 1999 to 2001, and headed-up sales and marketing at a content management software company from 1998 to 1999.  Early in his career, he was project manager at the Swedish Trade Council in Chicago from 1997 to 1998.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated by the Securities and Exchange Commission, or SEC, our directors, executive officers and beneficial owners of more than ten percent of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that for fiscal year 2007 and previous fiscal years, Form 4 reports (i) covering an aggregate of 5 transactions, was not filed by Thomas H. Williams, (ii) covering an aggregate of 3 reports were not filed by each of Scott McClendon and Mary Losty, (iii) covering an aggregate of 2 transactions, were not filed by each of Thomas Saponas, Paul Eovino and David Stepner, and (iv) covering 1 transaction was not filed by Stephan Hillberg.  Form 3 reports were not filed for fiscal year 2007 by each of David Stepner, Paul Eovino, Mary Losty and Stephan Hillberg.

 Corporate Governance

The Company has adopted corporate governance guidelines including a Code of Conduct and Ethics, and charters for its Audit Committee, Compensation Committee and Governance Committee. The text of these materials are posted on our website (www.proceranetworks.com) in connection with “Investor Relations” materials; however, information found on our website is not incorporated by reference into this report. In addition, copies of these materials can be requested by any stockholder and will be provided free of charge by writing to: Corporate Secretary, Procera Networks, Inc., 100 Cooper Court, Los Gatos, California 95032.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Nominating and Corporate Governance Committee

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Audit Committee of the Board of Directors, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, oversees our corporate accounting and financial reporting process.  Three directors comprise the Audit Committee:  Scott McClendon, Mary Losty and Thomas Saponas.  The Board of Directors annually reviews the American Stock Exchange Company Guide definition of independence for Audit Committee members and financial sophistication criteria.  The Board of Directors has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Section 803A of the Company Guide) and that at least one member of the Audit Committee qualifies as financially sophisticated (as financially sophisticated is defined by Section 803B(2)(a)(iii) of the Company Guide).

Our Board of Directors has determined that Procera does not have an audit committee financial expert serving on its Audit Committee as defined under the applicable Securities and Exchange Commission standard and is actively pursuing corrective action.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Program

The goal of our executive compensation program is to provide a structure of incentives and rewards that will drive behavior and performance in a way that builds long term value for our stockholders.  In support of this goal we have implemented compensation and benefit programs that are designed to:

•	Reward performance

•	Align the interests of management and stockholders

•	Enable the recruitment and retention of high quality executives and

•	Provide fair and reasonable levels of compensation

Compensation Objectives

The following are the principal objectives of our compensation programs;

Performance – We strive to maintain a performance-oriented culture. Each of our compensation elements are designed to encourage performance improvement of our executive officers. We expect our executive officers to perform to high standards of competence.

Alignment with stockholders – We set our goals based on the business milestones that we believe are most likely to drive long term stockholder value and by tying significant elements of executive compensation to our business success.  Cash bonuses are designed to acknowledge short term goal accomplishment while over the long term, executive officers expect to benefit directly from increases in the value of our common stock through equity participation, primarily stock options.

Recruiting and retention – Building an outstanding organization and delivering excellence in all aspects of our performance requires that we hire, and retain, high quality executives.   We believe that an environment in which employees are able to have an enjoyable, challenging and rewarding work experience is critical to our ability to recruit and retain the right people.  A crucial aspect of that environment is the structure of incentives and rewards that are embedded in the compensation structure.  We strive to keep this structure competitive so that qualified people are motivated to join our team and to continue to grow and succeed at Procera.

Fair and reasonable compensation – We strive to make our compensation programs fair in relation to other executives within the organization and in relation to comparable positions in other companies. We set compensation levels that are reasonable in terms of our overall financial and competitive condition as a company and that reflect the experience, skills and level of responsibility of the executive. We utilize executive compensation resources to aid in benchmarking all components of our executive compensation levels to outside market conditions.

Compensation Process

The Compensation Committee of the Board of Directors operates under a board-approved charter.  This charter specifies the principal responsibilities of the committee as follows: (i) to review and approve the overall compensation strategy (including performance goals, compensation plans, programs and policies, employment and similar agreements with executive officers); (ii) to determine the compensation and terms of employment of the chief executive officer and the other executive officers; (iii) to administer and to recommend adoption, change or termination of plans, including option plans, bonus plans, deferred compensation plans, pension plans and (iv) to establish appropriate insurance for the directors and officers.  The committee consists of three directors, each of whom satisfies the independence requirements of the American Stock Exchange Company Guide as well as applicable SEC and IRS regulations.

The performance of each of our executive officers is evaluated annually at the end of the calendar year. The chief executive officer’s performance is evaluated by the Compensation Committee and the performance of the other executive officers is evaluated by the chief executive officer and reviewed with the Compensation Committee. The factors taken into account in the evaluation of performance include the extent to which pre-established goals and business plans were accomplished and the extent to which the executive demonstrated leadership, creativity, teamwork and commitment, and embodied our company values.  Other factors that are considered in making compensation determinations are the experience, skill level and level of responsibility of the executive and competitive market conditions.

All options or restricted stock awards granted to executive officers and directors must be approved by either the Compensation Committee or the Board of Directors.  At the time of hire, options and/or restricted stock awards are granted effective on the employment start date for the executive.  Generally, we assess all of our executive officers on an annual basis for potential additional stock option grants.  These annual awards are approved by the Compensation Committee or by the Board of Directors.

Our compensation committee considers relevant market data in setting the compensation for our executive Officers.  During 2007 the compensation committee selected Radford Surveys and Consulting to provide competitive data for establishing officer and director compensation.  Radford was selected because of their experience and number of companies surveyed.  They also showed considerable experience with Silicon Valley high technology companies.  A broad survey was used of companies with similar revenue, headcount and market capitalization.  Specific comparable companies were not used as the resources required for selecting and conducting a narrow survey were not justified by the total compensation budget and stage of development of the company.

Compensation Elements

General – We have implemented specific compensation elements to address our objectives including base salary, equity participation, benefits and a cash bonus plan.  These elements combine short term and longer term incentives and rewards in meeting our executive compensation goals.

Market Compensation Data – Our Compensation Committee considers relevant market data in setting the compensation for our executive Officers.  During 2007 the Compensation Committee selected Radford Surveys and Consulting to provide competitive data for establishing officer and director compensation.  Radford was selected because of their experience and quantity of companies surveyed.  They also showed considerable experience with Silicon Valley high technology companies.  A broad survey was used of companies with similar revenue, headcount and market capitalization.  Specific comparable companies were not used as the resources required for selecting and conducting a narrow survey were not justified by the total compensation budget and stage of development of the company.

Base Salary – In determining base salaries for our executive officers, we benchmark each of our executive positions using the Radford Surveys and Consulting. We use the 50th percentile as a general benchmark for salary levels.  However, many factors affect the determination of the salary level for individual executives, including performance, experience, skill, responsibilities and competitive market factors.  In general, we seek to provide a fair, reasonable and competitive level of base salary.

Cash Bonus – While we believe that the provision of short-term cash incentives is important to aligning the interests of executive officers and stockholders, and to the rewarding of performance, we also take into account the overall financial situation of the company.   Since the survey process occurred during 2007, a bonus program with specific measures for 2007 was not implemented.  The cash bonuses for 2007 were all discretionary awards recommended by the compensation committed based on the committee’s assessment of executive officers’ performance and accomplishments during the year with input from the Chief Executive Officer.  The committee has recommended target cash bonus incentives for 2008 based on the survey conducted in 2007.   The chief executive officer will receive an initial bonus of 50% of his annual base salary after his first six months of his employment with the Company and is eligible for a discretionary performance bonus of up to 80% for the remainder of 2008 provided, however that for 2008, the annual bonus will be prorated over the time between the end of the first six months of Mr. Brear’s employment and the end of calendar year 2008.  For 2008, the other executive officers are each eligible for a total target bonus of up to 80% of base salary.

Equity Incentive – We utilize stock options as the primary method of equity participation for our executive officers. Equity awards are made for reward and recognition of long term contribution to the shareholders.  We determine option grants by reference to our own capitalization structure, the Radford Surveys and to internally generated benchmarks that we have established to determine appropriate levels of stock option grants for our employees.  Because of the long term nature of this incentive, the awards were evaluated over a multiyear period.  The committee determined that all of the officers had significant recent awards either as hiring incentives or retention awards in 2006 or 2007 except the former CEO.  As a result the committee recommended only the CEO received an equity award in the form of stock options in 2007.

Benefits – We provide a competitive range of health and other benefit programs to our executive officers.  These are provided on the same basis to executive officers and all employees.  These include health and dental insurance, life and disability insurance, and a 401(k) plan.

Relocation – When necessary and appropriate, upon the hire of new executives, we may pay additional amounts in reimbursement of relocation costs and/or as additional compensation to assist with the high cost of housing in the San Francisco Bay Area.

Severance and Change of Control – Under provisions of our chief executive officer’s employment agreement, in the event of a termination of employment for reasons other than cause, he is entitled to receive salary payments and continuation of certain healthcare benefits for six months together with his initial bonus, if not yet paid, all bonuses awarded during the prior calendar year, if not yet paid, and a pro-rated bonus for the calendar year in which his employment is terminated.  In the event of an actual or constructive termination of employment of our chief executive officer, or certain of our other executive officers as described below under “Employment, Severance, Separation and Change of Control Agreements,” other than for cause, within twelve months after a change of control of the company, the unvested portion of any equity awards granted will immediately become fully vested.  We entered into these arrangements to attract and retain the service of our executive officers.  Under provisions of our former chief executive officer’s retirement agreement, he is entitled to receive salary payments and continuation of certain healthcare benefits for the 18 month period ending April 2009.

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, a public company is generally denied deductions for compensation paid to the chief executive officer and the next four most highly compensated executive officers to the extent the compensation for any such individual exceeds one million dollars for the taxable year. Our executive compensation programs are designed to preserve the deductibility of compensation payable to executive officers, although deductibility will be only one among a number of factors considered in determining appropriate levels or types of compensation.

Components of Director Compensation

Directors who are also Procera’s employees received no additional compensation for serving on the Board during 2007.  Procera reimbursed non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.  In addition, Directors were awarded options to purchase 12,500 shares of common stock at current market price for each quarter of service provided.  The 2007 option awards were based on an option methodology established in 2004.

As a result of the data from the Radford Surveys & Consulting, the Compensation Committee developed a more comprehensive methodology of compensating non-employee Directors for 2008.  The 2008 compensation plan includes elements which recognize increased responsibilities for committee participation and general board meeting demands and combine elements of compensation for meeting attendance, committee participation as well as equity incentives.

Compensation of the Named Executive Officers in 2007

The table below summarizes the total compensation paid or earned by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal year ended December 31, 2007 (representing all of our executive officers serving at that date who earned over $100,000 in salary and bonus for the fiscal year ending on that date), and one additional individual that served as an executive officer during the fiscal year ended December 31, 2007 but was no longer serving at December 31, 2007.  We refer to each of such persons as a “named executive officer.”

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total
Thomas H. Williams,	2007	$181,458		$25,000	—	$177,120	—		$383,608
Chief Financial Officer, Interim Chief Executive Officer, Secretary and Director	2006	126,154	(7)	—	—	95,407	—		221,561
David Stepner,	2007	$98,333	(4)	—	$304,893	$96,223	—		$499,449
Chief Operating Officer	2006	—		—	—	—	—		—
Paul Eovino,	2007	$138,588		$15,000	—	$162,089	—		$315,677
Vice President , Corporate Controller, Chief Accounting Officer	2006	15,000	(5)	—	—	27,533	—		42,533
Sven Nowicki,	2007	$97,924		—	—	—	$35,851	(2)	$133,772
General Manager, Netintact, Director	2006	33,710	(6)	—	—	—
Douglas Glader,	2007	$231,133		$50,000	—	$3,244	$39,472	(3)	$323,849
Retired Chief Executive Officer	2006	245,000		—	—	—	—		245,000
_____________
(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2008.  These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(2)	Mr. Nowicki earned compensation related to commissions on sales

(3)	Mr. Glader retired effective November 2, 2007. Other compensation represents retirement compensation and continuing health benefit reimbursements which continue for 18 months.

(4)	For the partial year May 7, 2007 through December 31, 2007

(5)	For the partial year October 1, 2006 through December 31, 2006 as a part time employee.

(6)	For the partial year August 18, 2006 through December 31, 2006

(7)	For the partial year March 20, 2006 through December 31, 2006

Fiscal 2007 Grant of Plan-Based Awards

The following table contains information regarding options granted during the fiscal year ended December 31, 2007 to the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards (1)
David Stepner	07/11/07	300,000	—	$3.00	$304,893
David Stepner	07/11/07	—	250,000	$3.00	81,790
Thomas H. Williams	—	—	—	—	—
Paul Eovino	—	—	—	—	—
Sven Nowicki	—	—	—	—	—
Douglas Glader	—	—	—	—	—
_____________
(1)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under SFAS 123R.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment, Severance, Separation and Change of Control Agreements

We have entered into the following employment arrangements with each of the named executive officers reflected in the Summary Compensation Table.

James F. Brear  On February 11, 2008, the Company entered into an executive employment agreement with James F. Brear, as Chief Executive Officer, President and a member of the Company’s Board of Directors.  Pursuant to this agreement, Mr. Brear will receive an annual base salary of $240,000, subject to annual review and increases at the discretion of the Board of Directors.  Mr. Brear will receive an initial bonus of 50% of his annual base salary after his first six months of employment with the Company provided he remains an active employee through that time.  In addition, Mr. Brear is eligible for an annual discretionary performance bonus equal to 80% of his annual base salary as determined by the Board of Directors; provided, however, that for calendar year 2008, the Annual bonus shall be prorated over the time between the end of the first six months of Mr. Brear’s employment and the end of Calendar year 2008.

The Company also granted Mr. Brear an option to purchase 2,250,000 shares of the Company’s common stock, which will vest over four years, with 25% of the shares vesting on the one year anniversary of Mr. Brear’s first day of employment with the Company and the remaining shares vesting in 36 equal monthly installments thereafter.

Under the Employment Agreement, either the Company or Mr. Brear may terminate his employment at any time.  If the Company terminates Mr. Brear’s employment without cause or Mr. Brear terminates his employment with good reason, the Company will be obligated to pay Mr. Brear severance equal to six months at his then current base salary, the maintenance of health insurance coverage for Mr. Brear and his eligible dependents for a period of six months, the full amount of his Initial Bonus if it has not previously been paid, the full amount of any Annual Bonus awarded for the completed calendar preceding termination if not already paid, and a pro-rated Annual Bonus for the calendar year in which his employment terminates.  Finally, if the Company terminates Mr. Brear’s employment without cause or Mr. Brear terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Brear prior to his termination will immediately become fully vested.

Thomas H. Williams  In March 2006, Procera entered into an offer letter with Mr. Thomas H. Williams employing him as Chief Financial Officer.  The agreement provides for a base salary of $160,000 per annum.  In addition, Procera granted to Mr. Williams an option to purchase 450,000 shares of Procera common stock at a price of $.69 per share.  In August, 2006 Mr. Williams was granted an option to purchase an additional 750,000 shares at an option price of $.52 per share.  In August 2007, Mr. Williams’ base salary was increased to $190,000 per annum.  On November 2, 2007, in connection with his promotion to interim Chief Executive Officer, Mr. Williams’ salary was increased to $245,000.  Mr. Williams is eligible to participate in any executive bonus programs adopted by the Company’s board of directors.  There are no severance provisions.  If the Company terminates Mr. Williams’s employment without cause or if Mr. Williams terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Williams prior to his termination will immediately become fully vested

David Stepner  In May 2007, Procera entered into an offer letter with Mr. David Stepner employing him as Chief Operating Officer.  The agreement provides for a base salary of $160,000 per annum.  The company granted Mr. Stepner an option to purchase 250,000 shares of Procera common stock at a price of $3.00 per share with a vesting period of three years The options vest over a three year period with one-sixth vesting 6 months after his start date and the remaining shares vesting in 30 equal monthly installments thereafter.  Mr. Stepner was also granted 300,000 shares of common stock with a vesting date of November 7, 2008.  Mr. Stepner is eligible to participate in any executive bonus program adopted by the Company’s board of directors.  There are no Severance provisions.  If the Company terminates Mr. Stepner’s employment without cause or if Mr. Stepner terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Stepner prior to his termination will immediately become fully vested

Paul Eovino  In October 2006, the Company entered into a letter agreement with Paul Eovino employing him as Vice President of Finance and Corporate Controller.  The agreement provides for a base salary of $150,000 per annum on a full time basis.  Mr Eovino worked on a part time basis at a rate of 60% of full time for the period October 1, 2006 through March 31, 2007 and became a full time employee on March 1, 2007.   Mr. Eovino was also granted an option to purchase 500,000 shares of common stock; 250,000 of these shares commenced vesting in October 2006 and the remaining 250,000 commenced vesting in March 2007.  Mr. Eovino is eligible to participate in any executive bonus program adopted by the Company’s board of directors.  There are no Severance provisions.  If the Company terminates Mr. Eovino’s employment without cause or if Mr. Eovino terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Eovino prior to his termination will immediately become fully vested

Douglas Glader  In November 2007, the company entered into a retirement and separation agreement with Douglas Glader, former Chief Executive Officer, Chairman of the Board of Directors and Director.  Pursuant to this agreement, Mr. Glader is entitled to receive benefits equal to 18 months of his base salary as well as a maximum of 18 months health care continuation under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) paid for by the Company.  The salary portion of the retirement agreement is valued at $39,472, $245,000 and $83,028 in 2007, 2008 and 2009 respectively.  The health care continuation benefit is valued at $1,056, $12,675 and $5,281 in 2007, 2008 and 2009 respectively.

Potential payouts upon termination or Change of Control Other than the provisions of the executive severance benefits to which our Named Executive Officer’s would be entitled to at the end of our fiscal year ending December 31, 2007 as set forth above, the Company has no liabilities under termination or change of control conditions.

Under the terms of option agreements with our Named Executive Officers, the value of equity award acceleration, in the event of a change of control of Procera, as of December 31, 2007, is valued at $322,808 for Thomas H. Williams, $513,377 for David Stepner and $459,178 for Paul Eovino.  The amounts computed by person assume the termination was effective as of December 31, 2007 and that all eligibility requirements under the equity award agreement were met.  The values represent the portion of the stock option that is assumed to be accelerated, calculated using a Black-Scholes option valuation method without taking into effect estimated forfeiture.

		Option Awards				Stock Awards
							Market
						Number of	Value of
						Shares or	Shares or
						Units of	Units of
		Number of Securities Underlying		Option		Stock That	Stock That
		Unexercised Options(1)		Exercise	Option	Have Not	Have Not
		(#)	(#)	Price	Expiration	Vested	Vested
Name		Exercisable(2)	Unexercisable	($)	Date	(#)	($)(5)(3)

Thomas H. Williams	(1)	10,000	—	1.86	04/12/2008	—	$—
	(2)	75,000	—	1.42	06/13/2008	—	—
	(3)	16,000	—	1.67	04/19/2015	—	—
	(4)	16,000	—	3.35	03/08/2014	—	—
	(5)	196,875	253,125	0.69	03/19/2016	—	—
	(6)	333,334	416,666	0.52	08/10/2016	—	—

David Stepner	(7)	—	250,000	3.00	07/10/2017	—	—
	(8)	—	—	—	—	300,000	$304,893

Paul Eovino	(9)	72,917	177,083	1.52	10/29/2016	—	—
	(10)	—	250,000	1.52	10/29/2016	—	—

Sven Nowicki		—	—	—	—	—	—

Douglas Glader		—	—	—	—	—	—

_____________
(1)	The warrant vests 100% on the date of grant of April 13, 2005.

(2)	The warrant vests as to 1/2 of the shares on October 14, 2005 and 1/2 on February 28, 2006.

(3)	The option vests as to 1/4 of the shares on March 31, 2005 and 1/4 quarterly thereafter until fully vested.

(4)	The option vests as to 1/4 of the shares on March 31, 2004 and 1/4 quarterly thereafter until fully vested.

(5)	The option vests as to 1/4 of the shares on the first anniversary of the date of hire of March 20, 2006 and 1/48 per month thereafter until fully vested.

(6)	The option vests as to 1/3 of the shares on the date of grant of August 11, 2006 and 1/36 per month thereafter until fully vested.

(7)	The option vests as to 1/6 of the shares 6 months from the date of grant of July 11, 2007 and 1/36 per month thereafter until fully vested.

(8)	The unrestricted stock vests 100% on November 7, 2008.

(9)	The option vests as to 1/4 of the shares on the first anniversary of the date of hire of October 30, 2006 and 1/48 per month thereafter until fully vested.

(10)	The option vests as to 1/4 of the shares on the first anniversary of the date of full time employment of March 1, 2007 and 1/48 per month thereafter until fully vested.

2007 Option Exercises

There were no options exercised by any named executive officer during the fiscal year ended December 31, 2007. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended December 31, 2007, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

Director Compensation

During fiscal year 2007, each of our non-employee directors received a grant of option to purchase 50,000 shares of our common stock.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our policy on reimbursement of business expenses.

In December 2007, the Compensation Committee approved a revised compensation structure for each of our non-employee directors and was approved by the full Board of Directors in January 2008.  Beginning in fiscal year 2008, each of our non-employee directors will receive an annual retainer of $10,000.  The chair of each of the Audit, Compensation and Nominating/Governance Committees will receive an additional annual retainer of $5,000, $2,500 and $2,500, respectively.  In addition the Compensation Committee approved an additional annual retainer of $10,000 for our Chairman of the Board.  All annual cash compensation amounts are earned on a quarterly basis.  Each director will also receive $1,000 for attending each Board of Directors or Committee meeting in person or $500 for attending telephonically.  Each non-employee director may make the annual election to forego the cash compensation payable to non-employee directors and to instead receive an additional option grant, equivalent in value to such cash compensation. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our policy. Each of our non-employee directors will also receive a grant of option to purchase 3,750 shares of our common stock each quarter at the fair market value on the first day of each quarter.  Such options are not intended by us to qualify as incentive stock options under the Code.

During 2007, we granted options to purchase an aggregate of 200,000 shares of common stock to our non-employee directors at a weighted average exercise price per share of $1.50.  As of March 31, 2008, no options have been exercised to purchase any shares issued to Directors as compensation.

The following table provides information regarding compensation of non-employee directors who served during the fiscal year ended December 31, 2007.

Director Compensation Fiscal Year 2007

Name	Fees Earned or Paid in Cash	Option Awards (1) (2)	All Other Compensation	Total
Thomas Saponas	$—	$47,543	—	$47,543
Scott McClendon	—	47,543	—	47,543
Mary Losty (3)	—	92,888	—	92,888
Staffan Hillberg (4)	—	73,053	—	73,053
_____________
(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123R.  This expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term and accordingly includes a portion of 2007 options granted in previous years that vest in 2007.  Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2008.

(2)	The following options were outstanding as of December 31, 2007; Mr. Saponas 119,000 shares; Mr. McClendon 119,000; Ms. Losty 50,000 shares; Mr. Hillberg 50,000.

(3)	Ms. Losty joined the Board of Directors in March 2007.

(4)	Mr. Hillberg joined the Board of Directors in January 2007.

Compensation Committee Interlocks and Insider Participation

Tom Saponas, Scott McClendon and Staffan Hillberg served as members of the Compensation Committee of our Board of Directors in fiscal 2007.  None of the aforementioned individuals was, during fiscal 2007, an officer or employee of Procera, was formerly an officer of Procera or had any relationship requiring disclosure by Procera under Item 404 of regulation S-K.  No interlocking relationship exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and included in this Item 11. Based on these reviews and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A.

Thomas Saponas (Chair)
Scott McClendon
Staffan Hillberg

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth information regarding ownership of our common stock as of March 31, 2008 (or such other date as provided below) by (a) each person or beneficial ownership group known to us to own more than 5% of the outstanding shares of our common stock, (b) each director of the Company, (c) our chief executive officer, our chief financial officer and each other executive officer named in the compensation tables appearing in Item 11 above and (d) all directors and executive officers as a group. Each stockholder’s percentage ownership is based on 76,416,883 shares of our common stock outstanding as of March 31, 2008.  Options and warrants to purchase shares of the common stock that are exercisable within 60 days of March 31, 2008 are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.  The information in this table is based on statements in filings with the SEC, or other reliable information.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Principal Stockholders
Certain former shareholders of Netintact, an acquired company (3)	14,692,600	19.2%

Directors and Executive Officers
James F. Brear (4)	—	*
Thomas H. Williams (5)	1,417,000	1.8%
David Stepner (6)	550,000	*
Paul Eovino (7)	500,000	*
Scott McClendon (8)	142,750	*
Tom Saponas (9)	129,718	*
Mary Losty (10)	2,213,750	2.9%
Staffan Hillberg (11)	59,573	*
Sven Nowicki (12)	3,149,871	4.0%
Douglas Glader (13)	3,670,500	4.8%
All directors and executive officers as a group (8 persons)(12)	7,262,791	6.3%
_____________
*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is care of Procera Networks, Inc, 100 Cooper Court, Los Gatos, CA 95032.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders.  The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares.  Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(3)
The following former shareholders of Netintact may, pursuant to agreements among themselves, act in concert in the disposition of shares of our common stock; Alexander Haväng, Peter Alm, Anders Alneng, Joakim Ek, Olle Hallnäs, Mikael Herrlin, Jon Lindén, Tobias Rundström, Anders Wahldenberg, and Johan Wilkenstedt.  Includes 14,068,773 shares of our common stock and 623,827 warrants to purchase our common stock in exchange for the acquisition of all outstanding stock in Netintact, a Swedish and Australian company.

(4)	Includes incentive stock options to acquire 2,250,000 shares of our common stock, none of which may be exercised within 60 days of March 31, 2008.

(5)
Includes 100,000 shares of our common stock acquired through the purchase of founders’ shares, warrants to purchase 85,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008, non-qualified stock options to acquire 32,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008 and incentive stock options to acquire 1,200,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008.

(6)
Includes incentive stock options to acquire 250,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008 and the right to acquire 300,000 shares of our common stock.

(7)	Includes incentive stock options to acquire 500,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008.

(8)
Includes non-qualified stock options to acquire 122,750 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008 and 20,000 shares of common stock purchased in open market transactions.

(9)
Includes non-qualified stock options to acquire 128,718 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008 and 1,000 shares of common stock purchased in open market transactions.

(10)
Includes 1,500,000 shares of common stock acquired in our November 2006 private placement, warrants to purchase 300,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008, non-qualified options to acquire 53,750 shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008.  Includes 300,000 shares of common stock held by spouse acquired in our November 2006 private placement and warrants  to purchase 60,000 shares of our common stock held by spouse which may be exercised, in whole or in part, within 60 days of March 31, 2008

(11)	Includes non-qualified stock options to acquire shares of our common stock which may be exercised, in whole or in part, within 60 days of March 31, 2008

(12)	Includes 3,149,871 shares of our common stock in exchange for the acquisition of outstanding stock in Netintact, a Swedish and Australian company.

(13)	Includes 3,251,530 shares or our common stock purchased as founders’ shares and 148,970 shares of our common stock acquired as compensation in lieu of salary.

Equity Compensation Plan Information

At December 31, 2007, we had two equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors; The 2003 Stock Option Plan and the 2004 Stock Option Plan.  These plans have been approved by our stockholders.    From time to time we issue to employees, directors and service providers special stock options, inducement grants and warrants to purchase common shares, and these grants have not been approved by stockholders. The following table sets forth information as of December 31, 2007.

				Number of Securities
				Remaining Available
	Number of Securities		Weighted Average	for Future Issuance
	to be Issued Upon		Exercise Price of	Under Equity
	Exercise of Outstanding		Outstanding	Compensation Plans
	Options, Warrants		Options, Warrants	(Excluding Securities
	and Rights		and Rights	Reflected in Column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by stockholders	6,675,163	(1)	$1.37	714,357	(2)
Equity compensation plans not approved by stockholders(3) (4)	5,136,109		$1.09	—

Total:	11,811,272		$1.25	714,357
_____________
(1)	Includes unexercised options issued pursuant to our 2003 and 2004 Stock Option Plan.

(2)	Includes unissued options available pursuant to our 2003 and 2004 Stock Option Plan

(3)
Includes (i) 201,268 shares subject to a warrant granted on December 20, 2002 to a financial advisor for consulting services rendered with an exercise price of $0.01 and an expiration date of June 19, 2009.

(ii) 50,000 shares subject to a warrant granted on June 5, 2003 to a legal firm for consulting services rendered with an exercise price of $0.50 and an expiration date of June 6, 2008.
(iii) 100,000 shares subject to a warrant granted on February 23, 2005 to an individual for sales services rendered with an exercise price of $1.78 and an expiration date of February 23, 2010.
(iv) 10,000 shares subject to a warrant granted on April 13, 2005 to an individual for financing services rendered with an exercise price of $1.86 and an expiration date of April 13, 2008.
(v) 25,000 shares subject to a warrant granted on June 1, 2005 to an individual for real estate services rendered with an exercise price of $1.42 and an expiration date of July 12, 2008.
(vi) 75,000 shares subject to a warrant granted on June 14, 2005 to an individual for financing services rendered with an exercise price of $1.42 and an expiration date of June 14, 2008.
(vii) 15,000 shares subject to a warrant granted on September 13, 2005 to an individual for product development services rendered with an exercise price of $0.68 and an expiration date of June 14, 2008.
(viii) 1,163,875 shares subject to a warrant granted on February 28, 2006 to a group of placement agents for fees associated with our February 2006 private placement financing with an exercise price of $0.40 and an expiration date of July 12, 2008.
(ix) 400,000 shares subject to a warrant granted on August 2, 2006 to an individual for investor relations services rendered with an exercise price of $1.40 and an expiration date of August 2, 2008.
(x) 1,380,000 shares subject to a warrant granted on November 30, 2006 to a group of placement agents for fees associated with our November 2006 private placement financing with an exercise price of $1.50 and an expiration date of November 30, 2011.
(xi) 15,000 shares subject to a warrant granted on January 24, 2007 to an individual for recruitment services rendered with an exercise price of $2.14 and an expiration date of January 23, 2010.
(xii) 100,000 shares subject to a warrant granted on January 24, 2007 to an individual for sales services rendered with an exercise price of $2.14 and an expiration date of January 23, 2010.
(xiii) 199,998 shares subject to a warrant granted on July 16, 2007 to a group of placement agents for fees associated with our July 2007 private placement financing with an exercise price of $2.00 and an expiration date of July 17, 2012.
(xiv) 70,000 shares subject to a warrant granted on July 31, 2007 to an individual for institutional investor relations services rendered with an exercise price of $1.12 and an expiration date of July 31, 2010.
(4)	Includes (i) 72,727 common shares granted on January 24, 2007 for financing services rendered with a fair market value of $1.65 per share.
(ii) 165,000 common shares granted on February 8, 2005 for investor relations services to be provided with a fair market value of $0.51 per share.
(iii) 825,000 common shares granted on November 30, 2005 for investor relations services to be provided with a fair market value of $0.70 per share
(iv) 247,500 common shares granted on May 2, 2007 for investor relations services to be provided with a fair market value of $2.47 per share.
(v) 11,000 common shares granted on October 11, 2004 for sales services rendered with a fair market value of $0.92.
(vi) 9,741 common shares granted on December 11, 2007 for executive recruiting services rendered with a fair market value of $3.08 per share.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since January 1, 2007, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the following transactions:

Employment Agreements

Information on our executives employment agreements is located under the caption, “Employment, Severance, Separation and Change of Control Agreements” above.

Director and Officer Indemnification Agreements

In addition to the indemnification provisions contained in our restated certificate of incorporation and bylaws, we generally enter into separate indemnification agreements with our directors and officers.  These agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us.  We also intend to enter into these agreements with our future directors and executive officers.

Company Policy Regarding Related Party Transactions

It is our policy that the Audit Committee approve or ratify transactions involving directors, executive officers or principal shareholders or members of their immediate families or entities controlled by any of them or in which they have a substantial ownership interest in which the amount involved exceeds $120,000 and that are otherwise reportable under SEC disclosure rules.  Such transactions include employment of immediate family members of any director or executive officer.  Management advises the Audit Committee on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.  The company has not yet adopted a written related-persons transaction policy.

Director Independence

Our board has determined that the following directors are “independent” under current American Stock Exchange listing standards:

Thomas Saponas
Scott McClendon
Mary Losty
Staffan Hillberg

Under applicable SEC and American Stock Exchange rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent.  In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf. Specifically, the Board considered the following information:

Mary Losty:   In November 2006, Mary Losty purchased shares of our equity securities in a private placement financing and was granted warrants associated with this financing.  Ms. Losty was appointed to the board in March 2007.

Item 14.    Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by PMB Helin Donovan LLP the Company’s principal accountant and related expert services for fiscal years 2007 and 2006, and fees billed for other services rendered by PMB Helin Donovan LLP  and related expert services for fiscal years 2007 and 2006.

	Fiscal Year	Fiscal Year
	2007	2006

Audit Fees (1)	$186,391	$67,420
Audit-Related Fees (2)	65,380	39,140
Tax Fees (3)	85,154	26,015
All Other Fees (4)	50,134	—
Total	$387,059	$132,575
_____________
(1)
Includes fees for the audit of the annual financial statements included in our Form 10-K and the review of interim financial statements included on Forms 10-Q by our principal accounting firms.  Of the audit fees in 2007, approximately $158 thousand was related to services provided by PMB Helin Donovan and $7 thousand was related to services provided by Burr Pilger Meyer, our predecessor audit firm and $16 thousand related to quarterly evaluation of 123R expenses, and $5 thousand for an annual intangible valuation assessment .  Of the audit fees in 2006, approximately $55 thousand was related to services provided by PMB and $12 thousand was related to services provided by BPM.

(2)
Includes fees for expert services provided primarily by PWC in Sweden in support of the review and audit of our Swedish subsidiary, Netinact, including the annual financial statements included in our Form 10-K and the review of interim financial statements included on Forms 10-Q.

(3)
Includes fees for the preparation of statutory and regulatory filings associated with tax accounting, footnotes and returns.  These services were provided by Mohler, Nixon Williams, LLP in the US and PWC in Sweden during 2007 and 2006.

(4)
Includes fees for the preparation and review of our form SB-2 Registration, form S-8 Registration, Proxy statement, form 8-K’s as required and the annual review of Sarbanes-Oxley section 404 implementation.

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that all audit, audit-related, tax and any other non-audit service to be performed by our independent registered public accounting firm must be pre-approved by the Audit Committee. Our company policy is that all such services be pre-approved prior to the commencement of the engagement. The Audit Committee is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement. The Audit Committee has delegated the authority (within specified limits) to the chair of the Audit Committee to pre-approve such services if it is not practical to wait until the next Audit Committee meeting to seek such approval. The Audit Committee chair is required to report to the Audit Committee at the following Audit Committee meeting any such services approved by the chair under such delegation.

The Audit Committee will only approve those services that would not impair the independence of the independent registered public accounting firm and which are consistent with the rules of the SEC and the Public Company Accounting Oversight Board.

Under this policy, the Audit Committee meets at least annually to review and where appropriate approve the audit and non-audit services to be performed by the Company’s independent registered public accounting firm. Any subsequent requests to have the independent registered public accounting firm perform any additional services must be submitted in writing to the Audit Committee by our chief financial officer, together with the independent registered public accounting firm, which written request must include an affirmation from each that the requested services are consistent with the SEC and Public Company Accounting Oversight Board’s rules on auditor independence.

All fees paid to PMB Helin Donovan for 2007 and 2006 were pre-approved by our Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCERA NETWORKS, INC.

By: /s/ James F. Brear
James F. Brear
President and Chief Executive Officer

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title(s)	Date

	/s/ James F. Brear	President, Chief Executive Officer and	April 29, 2008
	James F. Brear	Director (Principal executive officer)

	/s/ Thomas H. Williams	Executive Vice President, Chief Financial	April 29, 2008
	Thomas H. Williams	Officer and Director (Principal financial
officer)

	/s/ Paul Eovino	VP, Corporate Controller (Principal	April 29, 2008
	Paul Eovino	Accounting Officer)

	/s/ Scott McClendon*	Chairman of the Board, Director	April 29, 2008
Scott McClendon

	/s/ Tom Saponas*	Director	April 29, 2008
Tom Saponas

	/s/ Mary Losty*	Director	April 29, 2008
Mary Losty

	/s/ Staffan Hillberg*	Director	April 29, 2008
Staffan Hillberg

*By:	/s/ Thomas H. Williams

Thomas H. Williams
Attorney-in-Fact
April 29, 2008

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
4.9* Form of Registration Rights Agreement for February, 2006 offering included as Exhibit 10.4 to our Form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.10* Form of Subscription Agreement for December, 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.11* Form of Registration Rights Agreement for December, 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.12 * From of Warrant agreement for December, 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.13* Form of Subscription Agreement for June, 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.14* Form of Registration Rights Agreement for June, 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.15* Form of Warrant Agreement for June, 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
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
10.6* Employee Offer Letter for Jay Zerfoss dated May 10, 2002 included as Exhibit 10.6 on our form 10KSB filed on April 3, 2006 and incorporated herein by reference.
10.7* Employee Offer Letter for Gary Johnson dated October 18, 2004 included as Exhibit 10.8 on our form 10KSB filed on April 3, 2006 and incorporated herein by reference.
10.8* Lease extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8.
10.9* Retirement agreement between the Company and Douglas J. Glader, dated November 29, 2007 and included as Exhibit 10.9.
16.1* Letter on changing registrants certifying accountant dated June 13, 2006 included as Exhibit 16.1 to our form 8-K filed on June 7, 2006 and incorporated herein by reference.
21.1* List of Subsidiaries included as Exhibit 21.1 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
23.1* Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP.
23.2* Consent of Registered Public Accounting Firm– Burr, Pilger & Mayer LLP.
31.1* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed