Form 10-Q
period 2008-03-31
PROCERA NETWORKS INC
filed 2008-05-12
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              ..

Commission File Number: 000-49862

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification Number)

100 Cooper Court, Los Gatos, California 95032	(408) 354-7200
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☑

As of April 30, 2008, the registrant had 76,416,883 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

 Procera Networks, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,324,586	$5,864,648
Accounts receivable, less allowance of $24,690 and $11,672 for March 31, 2008 and December 31, 2007	1,925,237	1,819,272
Inventories, net	1,597,087	1,320,022
Prepaid expenses and other	449,706	520,137

Total current assets	7,296,616	9,524,079

Property and equipment, net	3,898,610	4,476,224
Purchased intangible assets, net	1,559,236	1,918,986
Goodwill	960,209	960,209
Other non-current assets	47,907	47,805

Total assets	$13,762,578	$16,927,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623,413	$668,289
Deferred revenue	1,106,207	957,891
Accrued liabilities	1,346,398	1,572,975
Capital Leases payable-current portion	32,564	33,867

Total current liabilities	3,108,582	3,233,022

Non-current liabilities
Deferred rent	16,321	7,797
Deferred tax liability	1,474,951	1,734,855
Capital leases payable - non-current portion	62,776	62,773

Total liabilities	4,662,630	5,038,447

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value; 130,000,000 shares authorized; 76,384,292 and 76,069,233 shares issued and outstanding at March 31, 2008 and December 31, 2007	76,384	76,069
Additional paid-in capital	50,214,518	49,574,141
Accumulated other comprehensive gain (loss)	131,198	76,861
Accumulated deficit	(41,322,152)	(37,838,215)

Total stockholders’ equity	9,099,948	11,888,856

Total liabilities and stockholders’ equity	$13,762,578	$16,927,303

See accompanying notes to interim consolidated financial statements

Index

Procera Networks, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2008	2007

Net sales	$1,715,774	$1,984,930
Cost of goods sold	707,339	436,335

Gross profit	1,008,435	1,548,595

Operating expenses:
Research and development	662,122	842,614
Sales and marketing	1,806,810	1,195,655
General and administrative	2,266,343	1,625,898

Total operating expenses	4,735,275	3,664,167

Loss from operations	(3,726,840)	(2,115,572)

Interest and other income (expense)	3,057	16,561

Loss before benefit from income taxes	(3,723,783)	(2,099,011)

Income tax benefit	239,846	240,401

Net loss after tax	$(3,483,937)	$(1,858,610)

Other comprehensive income: Change in foreign currency translation adjustment	54,337	21,259

Comprehensive loss	$(3,429,600)	$(1,879,869)

Net loss per share of common stock - basic and diluted	$(0.05)	$(0.03)

Average weighted number of common shares outstanding - basic and diluted	76,118,175	68,377,963

See accompanying notes to interim consolidated financial statements

Index

Procera Networks, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash flow from operating activities:
Net loss	$(3,483,937)	$(1,858,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	40,683	30,183
Amortization of intangibles	944,860	926,581
Deferred income taxes	(259,904)	(258,648)
Common stock issued for services rendered	–	96,247
Compensation related to stock-based awards	438,132	291,061
Fair value of warrants issued to non-employees	–	–
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Trade accounts receivable	(33,305)	(674,913)
Inventories	(270,804)	(148,033)
Prepaid expenses and other current assets	79,409	(55,170)
Accounts payable	(56,562)	130,440
Accrued liabilities, deferred rent	(274,683)	374,723
Deferred revenue	101,178	243,379
Net cash (used in) operating activities	(2,774,933)	(902,760)

Cash flows used in investing activities:
Purchase of equipment	(16,978)	(131,535)
Net cash used in investing activities	(16,978)	(131,535)

Cash flows from financing activities:
Proceeds from exercise of stock options	202,559	–
Proceeds from exercise of warrants	–	79,710
Capital lease payments	(9,259)	(5115)
Net cash provided by financing activities	193,300	74,595

Effect of exchange rates on cash and cash equivalents	58,549	(21,617)

Net decrease in cash and cash equivalents	(2,540,062)	(981,317)

Cash and cash equivalents, beginning of period	5,864,648	5,214,177

Cash and cash equivalents, end of period	$3,324,586	$4,232,860

See accompanying notes to interim consolidated financial statements

Index

 Procera Networks, Inc

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1	DESCRIPTION OF BUSINESS

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

The company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe. PacketLogic™ is deployed at more than 400 broadband service providers (“BSP’s”), telephone companies, colleges and universities worldwide. The common stock of Procera is listed on the American Stock Exchange under the trading symbol “PKT”.

The Company was incorporated in 2002. On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation. On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on April 2, 2008.

Procera believes that all necessary adjustments, which consist of normal recurring items, have been included in the accompanying consolidated financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Procera’s fiscal year ending December 31, 2008.

Basis of Presentation

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries, Netintact AB and Netintact PTY.  All significant inter-company accounts and transactions have been eliminated.

Significant Accounting Policies

There have been no significant changes in Procera's significant accounting policies during the three months ended March 31, 2008 as compared to what was previously disclosed in Procera's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 2, 2008.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

Index

Foreign Currency

The functional currency of the Company is the U.S. dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments resulted in other comprehensive income of $54,337 and $21,259 during the three months period ending March 31, 2008 and 2007, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the Company’s estimates, including those related to allowance for doubtful accounts and sales returns, the value and marketability of inventory, allowances for expected warranty costs, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. We base the Company’s estimates on experience and other criteria assumptions we believe are reasonable under expected business conditions. Actual results may differ from these estimates if alternative conditions are realized.

Revenue Recognition

The Company derives its revenue primarily from its integration of the Company’s software and hardware appliances. The software is essential to the functionality of the product. The Company accounts for this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with the International Chamber of Commerce shipping term (“Incoterms 2000”); (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

The Company’s product revenue consists of revenue from sales of the Company’s appliances and software licenses. Product sales include a perpetual license to the Company’s software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Virtually all of the Company’s sales include support services which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs when product title has transferred to the customer as identified by the passage of responsibility per the International Chamber of Commerce shipping term (INCOTERMS 2000). The Company’s standard delivery terms contemplate that the product is delivered to a common carrier from Procera or its subsidiaries (ex-works). However, product revenue based on channel partner purchase orders are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the channel partner’s ability to complete the sales process. Additionally, when the Company introduces new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

Since the Company’s customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

In these circumstances, the Company allocates revenue to each separate element based on its vendor specific objective evidence of fair value (“VSOE”). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately; VSOE for support and updates is additionally measured by the renewal rate offered to the customer. Through March 31, 2008, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were post contract hardware and software support and unspecified software updates.

When the Company is able to establish VSOE for all elements of the sales order, the Company separates the deferred items accordingly. Revenue is recognized on the deferred items using either the completed-performance or proportional-performance method depending on the terms of the service agreement. When the amount of services to be performed in the last series of acts is so significant in relation to the entire service contract, that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified objectives. Under these conditions, the Company uses the completed-performance method of revenue recognition which is measured by the customer’s acceptance. The Company uses the proportional-performance method of deferred revenue recognition when a service contract specifies activities to be performed by the Company and those acts have been repeatedly demonstrated to be within the Company’s core competency. Under this scenario, post contract support revenue is recognized ratably over the life of the contract. The majority of the revenue associated with the Company’s post contract support and service contracts is recognized under the proportional-performance method using the straight line method with the revenue being earned over the life of the contract. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Index

In certain contracts, billing terms are agreed upon based on performance milestones such as the execution of measurement test, a partial delivery or the completion of a specified service. Payments received before the unconditional acceptance of a specific set of deliverables are recorded as deferred revenue until the conditional acceptance has been waived.

The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

The Company assesses the ability to collect from the Company’s customers based on a number of factors, including credit worthiness and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

3.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

Stock Option Plans

In August 2003, October 2004 and October 2007 our board of directors and stockholders adopted the 2003 Stock Option Plan, the 2004 Stock Option Plan and the 2007 Equity Incentive Plan, respectively.  The aggregate number of shares authorized for issuance under each of the 2003 Stock Option Plan and the 2004 Stock Option Plan (together, the “Prior Plans”) was 2,500,000 and, 5,000,000, respectively. The 2007 Equity Incentive Plan (the “2007 Plan”)  consolidates and replaces the Prior Plans.

Subject to adjustment upon certain changes in capitalization, the aggregate number of shares of common stock of the Company that may be issued pursuant to stock awards under the 2007 Plan shall not exceed 5,000,000 shares of Common Stock, plus an additional number of shares in an amount not to exceed 7,389,520 comprised of: (i) that number of shares subject to the Prior Plans on the date the 2007 Plan was adopted by the Board and available for future grants plus (ii) the number of shares subject to currently outstanding stock awards issued under the Prior Plans that return to the share reserve from time to time after the date the 2007 Plan was adopted by the Board. The following description of the 2007 Plan is a summary and qualified in our entirety by the text of the Plan. The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock-based incentives to employees, directors and consultants. The Plan authorizes the grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based award (collectively, “stock awards”) to employees, directors and consultants. Under the Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

As of March 31, 2008, 8,871,908 shares were available for future grants under the 2007 Plan. The options under the 2007 Plan and Prior Plans vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded stock awards and the terms of such awards, including the number of shares subject to such awards, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Index

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

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model.  Expected volatilities are calculated based on the historical volatility of the Company's Common Stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options is based on the simplified method noted in SAB 107. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of U.S. Treasury notes in effect on the date of the grant.

The weighted average assumptions used for three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
Risk free interest rate	2.93% – 3.13%	4.81%
Expected life of option	5.0 – 7.0 years	4.0 – 6.25 years
Dividend yield	0%	0%
Volatility	94%	102%

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

The Company recorded $438,132 and $291,061 of stock compensation expense for the three months ended March 31, 2008 and 2007, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three months ended March 31,
	2008	2007
Cost of goods sold	$6,396	$5,156
Research and development	68,853	72,939
Selling, general and administrative	362,883	212,966
Stock based compensation before income tax benefit	438,132	291,061
Income tax benefit	–	–
Total stock-based compensation expenses after income taxes	$438,132	$291,061

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

Index

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2007	714,357	6,675,163	$1.42
Authorized	5,000,000	-	-
Granted	(4,306,791)	4,306,791	$1.36
Exercised	-	(357,977)	$1.22
Cancelled	1,752,069	(1,752,069)	$1.66

Balance at March 31, 2008	3,159,635	8,871,908	$1.47		$2,960,776

Options vested and expected to vest at March 31, 2008			$1.36	8.9	$2,899,177

Options vested and exercisable			$1.38	8.4	$1,683,520

During the first quarter of 2008, 385,445 options vested.  The total fair value of the options that vested (including those canceled) during the quarter ended March 31, 2008 was approximately $436,000.  The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $1.10.

As of March 31, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $5,039,432, net of estimated forfeitures.  Total compensation cost will be recognized over an estimated weighted average amortization period of 3.4 years.  The Company has not capitalized any compensation cost, or modified any of its stock option grants during the three months ended March 31, 2008.  During the three months ended March 31, 2008, 357,977 options were exercised and no cash was used to settle equity instruments granted under the Plans.

The Company’s closing stock price on the last trading day of the three months which ended March 31, 2008 was $1.54 per share.  The intrinsic value of stock options outstanding as of March 31, 2008 is $2,960,776.

Dilutive Effect of Employee Stock Options

Basic shares outstanding for the three months ended March 31, 2008 and 2007 were 8,871,908 shares and 5,533,784 shares, respectively; no incremental shares were included in the calculation of diluted net income per share for the periods as to do so would be antidilutive. SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. There was no dilutive effect of in-the-money employee stock options as of March 31, 2008 and 2007 due to the Company incurring a net loss for the three months ended March 31, 2008 and 2007, respectively.

4.	NET LOSS PER SHARE

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

	Three Months Ended March 31,
	2008	2007
Numerator - basic and diluted	$(3,483,937)	$(1,858,610)

Denominator - basic and diluted
Weighted average common shares outstanding	76,118,175	68,377,963
Total	76,118,175	68,377,963

Net loss per share - basic and diluted	$(0.05)	$(0.05)
Antidilutive securities:
Options issued	8,871,908	5,533,784
Warrants	7,729,534	8,878,102
Incentive shares and warrants	–	4,974,727
Total	16,601,442	19,386,613

Index

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life. We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for the Company as of the beginning of fiscal year 2009. Early adoption is not permitted. The Company believes there will be no material impact from SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. The Company does not believe that the adoption of FAS161 will have any material affect on our financial condition and results of operations but may require additional disclosures if the Company enters into derivative and hedging activities.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on our financial statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

6.	INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Finished goods	$1,051,515	$1,062,398
Work in process	321,959	21,287
Raw materials	325,082	292,825
Reserve for obsolescence	(101,469)	(56,488)

Inventories, net	$1,597,087	$1,320,022

Index

7.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Machinery and equipment	$773,722	$736,439
Office furniture and equipment	90,478	90,672
Computer equipment	288,046	356,850
Software	6,852,568	6,856,063
Auto	82,530	75,877
Accumulated depreciation	(4,188,734)	(3,539,677)

Property and equipment, net	$3,898,610	$4,476,224

Depreciation and amortization expense is $40,683 and $30,183 for the three months ended March 31, 2008 and 2007, respectively.

8.	ACCRUED LIABILITIES

Accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Payroll and related	$565,168	$620,191
Audit and legal services	217,333	196,000
Sales, VAT, income tax	143,032	140,175
Sales commissions	229,828	299,926
Warranty	69,971	64,864
Inventory not invoiced	77,977	211,606
Other	43,260	40,213

Total	$1,346,569	$1,572,975

Warranty Reserve

The Company provides a warrant for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period.  The warranty period is generally 90 days.  This reserve is included in accrued liabilities.

Changes in the warranty reserve during the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Beginning balance	$64,868	$14,237
Warranty expenditures	–	–
Provision for current period sales	5,103	15,204

Ending balance	$69,971	$29,441

9.	CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2008, revenues from one customer accounted for 22% of revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2008, accounts receivable from one customer accounted for 20% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

As of March 31, 2008 and 2007, approximately 69% and 42%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

10.	STOCKHOLDERS’ EQUITY

Common Stock

During the three month period ending March 31, 2008, option holders exercised rights to purchase 357,977 shares of common stock at prices ranging from $0.45 to $0.83 per share, resulting in net proceeds to the Company of $202,559.  During the three month period ending March 31, 2007, warrant holders exercised rights to purchase 100,000 of common stock at prices ranging from $0.75 to $0.80 per share resulting in net proceed to the Company of $79,710.

Index

Warrants

During the three months ended March 31, 2008, the board of directors approved the issuance of a warrant to an employee to purchase an aggregate of 54,720 shares of the Company’s common stock with a fair market value of $56,361.  The warrant is exercisable at a price of $0.60 per share, vests immediately, and expires in 2011.

A summary of warrant activity for the three months ended March 31, 2008 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2007	7,714,407	$1.15
Issued	54,720	0.60
Exercised	—	—
Cancelled/expired	(39,583)	2.33

Outstanding March 31, 2008	7,729,534	$1.14

The chart below illustrates the outstanding warrants as of March 31, 2008 by exercise price and the average contractual life before expiration.

		Weighted Average
		Remaining
Exercise	Number	Contractual Life	Number
Price	Outstanding	(Years)	Exercisable

$0.01	201,268	1.2	201,268
0.40	1,163,875	0.3	1,163,875
0.50	50,000	0.2	50,000
0.60	623827	3.4	623,827
0.68	15,000	0.3	15,000
0.75	50,000	0.2	50,000
1.12	70,000	2.3	70,000
1.25	1,560,706	0.3	1,560,706
1.37	1,729,453	0.3	1,729,453
1.40	400,000	2.0	400,000
1.42	100,000	0.2	100,000
1.50	1,380,000	3.7	1,380,000
1.78	100,000	1.9	100,000
1.86	10,000	0.1	10,000
2.00	199,988	4.3	199,988
2.14	75,417	1.8	75,417

$1.14	7,729,534	1.3	7,729,534

11.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At December 31, 2007 and 2006, the Company had $194,775 and $176,639 of unrecognized tax benefits respectively, none of which would affect our effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2001-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to March 31, 2009.

In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Index

12.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2014 and provide for renewal options ranging from month-to-month to 5 year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for its headquarters in Los Gatos, California; Netintact, AB offices in Varberg, Sweden; Netintact PTY offices in Melbourne, Australia; and certain office equipment. The leases begin expiring in 2008.

Capital Leases

The Company leases certain equipment under operating leases that expire at various dates through 2014. During the three months ended March 31, 2008.

During the three months ended March 31, 2008, there were no material changes to the Company’s operating lease or capital lease commitments.

13.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues for geographic regions are based upon the customer’s location.  The location of long lived assets is based on physical location of our regional offices.  The following are summaries of revenue and long lived assets by geographical region:

	Three Months Ended March 31,
	2008	2007
REVENUES
United States	$632,362	$780,209
Australia	229,781	150,531
Asia	439,258	262,811
Europe	40,667	40,315
South America	–	26,621
Scandinavia	373,706	681,799
West Indies	–	42,644
Total	$1,715,774	$1,984,930

	Period Ended March 31,
	2008	2007
Long-lived assets;
United States	$1,282,323	$1,078,088
Sweden	5,132,771	8,745,830
Australia	50,766	45,613
Total	$6,465,860	$9,869,531

Foreign sales as a percentage of total revenues were 73% and 61% for the three months ended March 31, 2008, and 2007, respectively.

Index

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Asia, Europe, and the Middle East. The Company performs ongoing credit evaluations of certain customers’ financial condition and, generally, requires no collateral from its customers.

14.	LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations. Historically, the Company’s growth has been funded through a combination of private equity and lease financing. As of March 31, 2008, the Company had approximately $3,300,000 of unrestricted cash. During the period starting April 1, 2008 through May 9, 2008, the Company received cash proceeds of approximately $872,000 from the exercise of warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise substantial additional capital to fully accomplish its business plan over the next several years. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve further operating efficiencies. The Company expects to seek to obtain additional funding through a bank credit facility or private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

15.	SUBSEQUENT EVENT

During the period starting April 1, 2008 through May 9, 2008, the Company issued 667,500 shares of its common stock due to the exercise of warrants at an average exercise of $1.31 per share. The Company received cash proceeds of approximately $872,000, which will be used for working capital purposes.

Index

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include Procera Networks, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our company with respect to the development of products and services;

•
our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness and the ability to raise capital through financing activities;

•
trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2; and

•	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operations and results of our business are subject to risks and uncertainties identified elsewhere in this quarterly report on Form 10-Q as well as general risks and uncertainties such as those relating to general economic conditions and demand for our products and services.

Risks Related to Liquidity and Financial Resources

•
Historically, we have incurred substantial operating losses and will continue to generate negative cash flows from operating and investing activities in the short term. We may be unable to improve operating results and/or achieve positive cash flows in the future, which could prevent us from meeting our long-term liquidity requirements.

•	If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all.

•
Our cash flow expectations for 2008 are based in part on raising additional capital through debt or equity financings. Our ability to arrange such financings is subject to negotiating acceptable terms from financing parties. This could prove more difficult given recent adverse changes in the credit markets. If we are unable to arrange such financings, we may not be able to make all necessary or desirable capital and working capital expenditures to run and grow our business.

Index

•
We believe that economies of scale will allow us to grow revenues while incurring incremental costs that are proportionately lower than those applicable to our current level. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved. The current changes in economic activity in the U.S. and elsewhere could temper our growth, even though our products offer value to our current, and prospective customers.

Risks Related to our Operations

•	While capital expenditures have remained relatively stable at levels such levels may not be sustainable in the future, particularly as our business volume and product offerings continue to increase.

•	Intellectual property and proprietary rights of others could prevent us from using necessary technology.

•	We may not realize the benefits originally anticipated from our acquisitions.

•	We have substantial international operations and face potential political, legal, tax, regulatory and other risks from our operations in foreign jurisdictions.

•	We are exposed to currency exchange rate risks and our net loss may suffer due to currency translations.

Risks Related to Competition and our Industry

•	The prices that we charge for our products and services could decrease.

•	Technological advances could increase the competition we face and put downward pressure on prices or sales.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

Risks Related to our Common Stock

•	Future sales of our common stock could cause substantial dilution which may negatively affect the market price of our shares and impact our ability to raise capital.

For a more detailed description of many of these risks and important additional risk factors, see Part II, Item 1A, “Risk Factors,” in this report.

Overview

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of bandwidth management and control products for broadband service providers worldwide. Procera’s products offer network administrators unique accuracy in identifying applications running on their network and the ability to optimize the experience of the service provider’s subscribers based on management of the identified traffic.

Procera’s solutions are purpose built to provide the most advanced network intelligence. Procera’s development team in Sweden has developed a particularly effective variation of deep packet inspection (“DPI”) technology based on the analysis of packet flows (“DFI”). Procera’s DFI looks at the flow of packets in both directions (which may be occurring on different network paths) to make decisions about application type, and is believed to provide significantly more accurate identification of applications when compared to simpler packet-based (DPI) approaches. Application identification is the all important starting point for a smart network.

PacketLogic is a modular traffic management software system that consists of five modules. The base module, which is required in all systems, is the Surveillance module. Four other software modules whichare optional but offering very powerful capabilities, include the Filtering, Traffic Shaping, Statistics, and Web Statistics. When these modules are combined with the PacketLogic hardware platform, they deliver a very unique, powerful and scalable network traffic management solution for broadband service providers. Service providers can select from multiple PacketLogic hardware platforms offering a range of configurations and capabilities.

On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation. On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company. During the three months ended October 1, 2006, we emerged from the development stage.

Index

As a result of the Netintact AB and Netintact PTY transactions, the core products and business of Procera have changed dramatically. Netintact’s flagship product and technology, PacketLogic, now forms the core of Procera’s product offering. The company sells its products through its direct sales force, resellers, distributors, and system integrators in the Americas, Asia Pacific, and Europe. PacketLogic is deployed at more than 400 broadband service providers, telephone companies, colleges and universities worldwide. The common stock of Procera is listed on the American Stock Exchange under the trading symbol “PKT”.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and other related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. Our significant accounting policies are summarized in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2007 files with the SEC on April 2, 2008.

Management believes that there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on April 2, 2008. In accordance with SEC guidance, we believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2007.

•	Revenue recognition;
•	Stock-based compensation expense;
•	Long-lived assets, including finite lived purchased intangible assets; and
•	Deferred tax valuation allowance.

Results of Operations

From the date of our inception on May 1, 2002 through July 2, 2006, we were a development stage company, devoting all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place. During this period, we generated insignificant revenues from actual sales of our products.

After the Company acquired Netintact AB on August 18, 2006 and Netintact PTY on September 29, 2006, we began to recognize increased revenues, costs, and expenses associated with the acquired companies and the introduction of Netintact’s PacketLogic product line to a broader customer base. Beginning with the three months which ended October 1, 2006, we emerged from our development stage.

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	(in thousands, except percentages)
Net sales	$1,716	100%	$1,985	100%
Cost of goods sold	708	41	436	22

Gross profit	1,008	59	1,549	78
Operating expenses:
Research and development	662	29	843	43
Sales and marketing	1,807	105	1,196	60
General and administrative	2,266	132	1,626	820

Total operating expenses	4,735	276	3,665	185

Income (loss) from operations	(3,727)	(217)	(2,116)	(107)

Interest and other income (expense) net	3	–	17	1

Income (loss) before income taxes	(3,724)	(217)	(2,099)	(106)
Provision for income taxes	261	15	240	12

Net income (loss)	$(3,463)	(202)%	$(1,859)	(94)%

Index

Comparison of Three Months ended March 31, 2008 and March 31, 2007

Revenues

Our revenue is derived from sales of our hardware appliances, bundled software licenses, and from product support, training, and other services. The Company currently operates from three legal entities including Procera (Americas), Netintact (Europe, Middle East, Africa or EMEA), and Netintact PTY (Asia Pacific or APAC). The table below presents the breakdown of revenue by entity.

	Three Months Ended March 31,		Variance	Variance
	2008	2007	In dollars	In Percent
	(dollar amounts in thousands)
Americas	$633	$928	$(295)	(32)%
EMEA	414	722	(308)	(43)
APAC	669	335	334	100

Total	$1,716	$1,985	$(269)	(14)%

Our net revenue for the first quarter of 2008 was $1,716,000 as compared to our net revenue in the first quarter of 2007 of $1,985,000. In 2007, one large order represented 21% of the total revenue for the first quarter. In addition, during the first quarter of 2008, the Company underwent a significant change in sales and marketing management and support personnel, resulting in what we expect will be short term sales productivity changes. The company expanded its channel presence in the APAC region in 2007, resulting in improved sales performance in this area.

Cost of Sales

Costs of sales include direct material costs for products sold, direct labor and manufacturing overhead, and adjustments to inventory values, including reserves for slow moving, obsolete inventory, engineering changes, and adjustments to reflect the company’s policy of valuing inventory at lower of cost or market on a first-in, first-out basis.  The following tables present the breakdown of cost of sales by entity and by category.

By Entity

	Three Months Ended March 31,
	Amount		Percent of Net Product Sales
	2008	2007	2008	2007
	(dollar amounts in thousands)
Americas	$405	$267	64%	29%
EMEA	96	108	23	15
APAC	207	61	31	18

Total	$708	$436	41%	22%

By Category
	Three Months Ended March 31,
	Amount		Percent of Net Product Sales
	2008	2007	2008	2007
	(dollar amounts in thousands)
Direct materials	$391	$310	23%	16%
Applied labor and manufacturing overhead	174	116	10	6
Inventory adjustments and other costs	143	11	8	–

Total	$708	$436	41%	22%

Index

Our cost of goods sold in the first quarter of 2008 was 41% of sales as compared to cost of goods sold in the first quarter of 2007 of 22% of sales in that quarter.  Direct material costs increased due to primarily due to product mix.  During the first quarter of 2008, we had higher than normal hardware expansion orders which have much lower margins than our typical order consisting of hardware and software licenses.  Manufacturing overhead increased year over year as we have expanded production and testing capabilities during this period.  Inventory adjustments and other costs increased in 2008 primarily as a result of product and component changes, associated with product improvements.

Costs of goods sold in Americas increased as a percentage of net revenue from 2007 to 2008 as the costs associated with manufacturing overhead and inventory adjustments are a function of US manufacturing operation.  EMEA costs of goods sold increased due to a large hardware only sale during the first quarter of 2008.  APAC costs of goods sold increased due to the growth of lower margin channel sales in 2008.

Gross Profit

Our gross profit was 59% in the first quarter of 2008, compared to 78% in the first quarter of 2007.  The primary elements as identified above were (i) inventory adjustments associated with product improvements, (ii) product mix (iii) increased sales from lower margin channel markets and (iv) restructuring of the sales and marketing organizations during the first quarter of 2008.

The following table represents our gross profit by entity.

	Three Months Ended March 31,		Variance	Variance
	2008	2007	In dollars	In Percent
	(dollar amounts in thousands)
Americas	$228	$661	$(433)	(64)%
EMEA	318	614	(296)	(48)
APAC	462	274	188	69

Total	$1,008	$1,549	$(541)	(35)%

Operating Expense

Operating expenses for the first three months ended March 31, 2008 and 2007 are as follows;

	Three Months Ended March 31,		Variance	Variance
	2008	2007	In dollars	In Percent
	(dollar amounts in thousands)
Research and development	$662	$843	$181	21%
Sales and marketing	1,807	1,196	(611)	(51)
General and administrative	2,266	1,626	(640)	(39)

Total	$4,735	$3,665	$(1,070)	(29)%

Research and Development

Research and development expenses consisted of costs associated with personnel, prototype materials, initial product certifications and equipment costs.  Research and development costs are primarily categorized as either sustaining (efforts for products already released) or development costs (associated with new products).

	Three Months Ended March 31,
	2008	2007	(Increase) Decrease
	(in thousands, except percentages)
Research and development	$662	$843	$181
Percentage of net revenue	39%	43	4%

Index

Research and development expense for the first quarter of 2008 decreased by $181,000 as compared to the first quarter of 2007.  The Company reorganized its hardware and software development resources after the first quarter of 2007 as a result of the acquisition of Netintact.  Offsetting the favorable personnel costs, the Company increased spending on product improvement projects including prototype materials, initial product certifications, and product characterization equipment.  For the periods ending March 31, 2008 and 2007, non-cash costs associated with stock based compensation expense included in research and development were $73,000 and $69,000 respectively.

Sales and Marketing

Sales and marketing expenses primarily included personnel costs, sales commissions, and marketing expenses such as trade shows, channel development, and literature.

	Three Months Ended March 31,
	2008	2007	(Increase) Decrease
	(in thousands, except percentages)
Sales and marketing	$1,807	$1,196	$(611)
Percentage of net revenue	105%	60%	(45)%

Sales and marketing expenses for first quarter of 2008 increased by $611,000, as compared to the first quarter of 2007.  The staff of the sales and marketing team grew 50% from 22 at the beginning of 2007 to 33 by the end of 2007.  During the first quarter of 2008 the Company reorganized its sales and marketing organization on a worldwide basis and incurred one-time severance related costs.  The company incurred additional costs to support the recruitment and hiring of new management and staff personnel during the first quarter of 2008.  For the periods ending March 31 2008 and 2007, non-cash costs associated with stock-based compensation included in sales and marketing expenses were $125,000 and $189,000 respectively.

General and Administrative

General and administrative expenses consisted primarily of personnel and facilities costs related to our executive, finance, human resources, and legal organizations, fees for professional services, and amortization of intangible assets.  Professional services included costs associated with legal, audit, and investor relations consulting costs.

	Three Months Ended March 31,
	2008	2007	(Increase) Decrease
	(in thousands, except percentages)
General and administrative	$2,266	$1,626	$(640)
Percentage of net revenue	132%	82%	(50)%

General and administrative expenses for the first quarter of 2008 increased by $640,000, when compared to the first quarter of 2007.  Expense increases in 2008 included payroll and related costs of $261,000, professional services of $142,000, stock based compensation of approximately $99,000, facility expenses including insurance of $85,000, investor relations of $26,000, and travel and other related spending of $27,000.  For the period ending March 31 2008 and 2007, non-cash costs included in G&A were $1,119,000 and $1,111,000 respectively including intangible amortization and stock based compensation expenses.

Interest and Other Income (Expense), Net

During the first quarter of 2008 the company maintained lower cash balances than in the same quarter of 2007.  As a result, net cash interest and other income decreased by approximately $14,000 during this period.  Net interest and other income for the first quarter of 2008 and 2007 were $3,000 and $16,000 respectively.

Index

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as State of California. The tax benefit results primarily from the amortization of a purchase accounting adjustment less the tax incurred in Australia. The Company’s effective tax rates in Australia for the three months ended March 31, 2008 and 2007 were 15% and 30%, respectively.  Our effective tax rate for the three months ended March 31, 2008 was less than the statutory rate because we utilized net operating loss carry forwards to offset taxable income in Australia.  The Company has established a valuation allowance for substantially all of its deferred tax assets.  The valuation allowance was calculated in accordance with the provisions of SFAS 109, which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments, which were classified as “available for sale” and consisted of highly liquid financial instruments:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Cash and cash equivalents	$3,325	$4,233	$(908)	(21)%

The cash and cash equivalents balance decreased during the quarter ending March 31, 2008 and 2007 by $2,540,000 and $981,000 as follows:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Net cash (used in) by operating activities	$(2,775)	$(903)	$(1,872)	(207)%
Net cash provided by (used in) investing activities	(17)	(131)	114	87%
Net cash provided by financing activities	193	75	118	157%
Effect of exchange rate changes on cash and cash equivalents	59	(22)	81	368%

Net increase (decrease) on cash and cash equivalents	$(2,540)	$(981)	$(1,559)	(159)%

During the three month period ending March 31, 2008, our cash used in operating activities was $2,775,000.  Major elements of operating activity cash usage were $3,484,000 net loss, $271,000 from increased inventories, $33,000 from increased accounts receivable and $331,000 in decreased accounts payable and accruals.  Operating cash flow for the three month period ending March 31, 2008 increased as a result of expenses not requiring the use of cash of $1,164,000 and $110,000 from increased deferred revenue.  In the first quarter of 2008, net cash used in investing activities of $17,000 was primarily for the purchase of equipment.  Net cash provided by financing activities during the first quarter of 2008 increased by $203,000 from the exercise of stock options offset by capital lease payments of $9,000.

We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through March 31, 2009.  If these sources of cash are insufficient to satisfy our liquidity requirements, we will seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties.  The sale of additional equity or convertible debt securities could result in dilution to our stockholders.  If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations.  Any corporate collaboration or licensing arrangements may require us to relinquish valuable rights.  Additional financing may not be available at all, or in amounts or upon terms acceptable to us.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.

Index

Our management routinely and actively pursues various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and  even the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of its products and bring them to commercial markets.  Should the Company be unable to raise adequate financing or generate sufficient revenue in the future, short-term and long-term operations may need to be scaled back or discontinued.

Off Balance Sheet Arrangements

As of March 31, 2008, the Company had no off-balance sheet items as described by Item 303(c)(a)(4) of Securities and Exchange Commission Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk, or credit risk support.

Contractual Obligations

As of March 31, 2008, the Company had obligations for leased equipment from various sources as shown below.  Interest rates on such debt range from 9% to 10%. Procera also leases office space and equipment under non-cancellable operating and capital leases with various expiration dates through 2014.

The following table describes our principal contractual cash obligations as of March 31, 2008:

	Capital Leases	Operating Leases
2008	$27,086	$286,181
2009	15,317	382,121
2010	12,680	389,183
2011	12,680	276,173
2012 and thereafter	33,832	199,536
Total minimum lease payments	$101,595	$1,533,194

Deferred Revenue

The following table describes our deferred revenue for the first quarter of 2008 and 2007 respectively.

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in thousands, except percentages)
Deferred revenue	$1,106	$625	$481	77%

Product sales include post contract support and hardware maintenance services which are deferred until earned.  The contract period typically is one year but can range up to three years.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is deferred until receipt of end-user acceptance until such history has been established.  The increase in deferred revenue of $0.5 million is reflective of an increasing base of customers and related support contract renewals on historical sales.

Material Commitments of Capital

We use third-party contract manufacturers to assemble and test our products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on its behalf based on a rolling production forecast provided by the company.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancellable at any time.  As of March 31, 2008, we had no open non-cancellable purchase orders with third-party manufacturers.

Index

New Accounting Pronouncements

  Financial Accounting Standard No. 157 -  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The statement defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability.   Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability.  The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. Our partial adoption of SFAS 157 did not have a material effect on our consolidated financial statements as of and for the three months ended March 31, 2008.

Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We have elected not to apply the fair value option to any eligible assets or liabilities held as of December 31, 2007 or for any eligible assets or liabilities arising during the three months ended March 31, 2008.

Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51,” or FAS 160. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not believe that FAS 160 will have any material impact on our consolidated financial statements.

Financial Accounting Standard No. 141(R)—Business Combinations (Revised)

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), “Business Combinations,” or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that FAS 141R will have any material impact on our consolidated financial statements.

Index

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R). We do not expect SAB 110 to have a material impact on our results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates related to our investment of current cash and cash equivalents of approximately $3.5 million at March 31, 2008. Based on this balance, a change of one percent in interest rate would cause an annual change in interest income of $37,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Foreign Currency Rate Fluctuations

The Company's earnings and cash flows at its subsidiaries Netintact AB and Netintact PTY are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in subsidiary's functional currency.

Item 4.	Controls and Procedures.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management understands that a material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of the company’s Internal Control as of December 31, 2007 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and identified a material weakness in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Additionally, our independent registered public accounting firm has tested our internal control over financial reporting for the year ended December 31, 2007, and has provided an adverse audit opinion on the Company’s control over financial reporting.

This material weakness was described as follows, and this information should be read together with management’s complete report as included with the company’s Annual Report on Form 10-K:

Material Weakness

1.
We did not complete our 10-K and financial reports in sufficient time to allow for review and comment which resulted in a significant number of last minute changes. We intend to implement a plan for the year end close that permits earlier completion of financial statements and required filings with the SEC in a timely manner.

Based on the assessment conducted and the evaluation of relevant criteria, management concluded that, as of December 31, 2007, the company’s Internal Control was not effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the company’s Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  As described above, we identified a material weakness as of December 31, 2007 that we had not fully remediated as of March 31, 2007. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of that material weakness that remains outstanding, the Company’s Disclosure Controls, as of March 31, 2008, were, therefore, still not effective.

Our independent registered public accounting firm PMB Helin Donovan,  LLP has not audited the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, nor have they attested to, or reported on, our remediation efforts.

Changes in Internal Control Over Financial Reporting

Based on the findings noted above, management has initiated an evaluation process and initial remediation actions to address the material weakness as well as significant deficiencies. These remediation efforts, which are discussed below, are reasonably likely to materially affect our Internal Control.

Remediation of Certain Controls Associated with the Financial Reporting and Preparation of Financial Statements

Management introduced new procedures in the first quarter of 2008 to address the financial reporting issues.

These new procedures require the Company’s financial group to collect, analyze and monitor all necessary and relevant supporting documentation for account balances and any adjustments. Management also introduced additional procedures to ensure a more thorough review of financial data in the financial reporting and close process. Management believes that these additional procedures may have effectively remediated certain aspects of this material weakness, although management continues to assess the efficacy of these changes.

In the first quarter of 2008, management began to evaluate its personnel, develop a plan to enhance the current staff’s capabilities and assess whether additional resources with appropriate accounting knowledge and experience were required. Management will continue to evaluate and to implement remediation efforts with respect to the identified weaknesses. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate these matters.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Currently, there are no pending material legal proceedings to which we a party or to which any of our property is subject.

Item 1A.	Risk Factors.

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2008.

We have a limited operating history on which to evaluate our company. *

We were founded in 2002 and became a public company in October 2003, upon our merger with Zowcom, Inc., a publicly-traded Nevada corporation. Prior to our acquisitions of the Netintact companies, we were a development stage company, devoting substantially all our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place.  During this period, we generated insignificant revenues from sales of our products.  We completed our merger with Netintact on August 18, 2006 and Netintact PTY on September 29, 2006.  The products we sell are exclusively from Netintact.  While we have the experience of Netintact operations on a stand alone basis, we have had limited operating history on a combined basis upon which we can evaluate our business and prospects.  We have yet to develop sufficient experience regarding actual revenues to be achieved from our combined operations.

We have only recently launched many of our products and services on a worldwide basis.  Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, which include the following:

•	successfully introducing new products;

Index

•	successfully servicing and upgrading new products once introduced;

•	increasing brand name recognition;

•	developing new, strategic relationships and alliances;

•	managing expanding operations and sales channels;

•	successfully responding to competition; and

•	attracting, retaining and motivating qualified personnel.

If we are unable to address these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

We expect losses for the foreseeable future.*

For the fiscal years ending December 31, 2007, December 31, 2006 and January 1, 2006 we had losses from operations of $13.6 million, $7.8 million and $6.7 million, respectively.  We expect to continue to incur losses from operations for the foreseeable future.  These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses.  Our management believes these expenditures are necessary to build and maintain hardware and software technology and to further penetrate the markets for our products.  If our revenue growth is slower than anticipated or our operating expenses exceed expectations, our losses will be greater.  We may never achieve profitability.

We may need to raise further capital.

Based on our reserves and anticipated cash flow from operations, our working capital may not be sufficient to meet the needs of our business through the end of 2008.  However a number of factors, including, without limitation:

•	lower than anticipated revenues,

•	higher than expected cost of goods sold or operating expenses, or

•	the inability of our customers to pay for the goods and services ordered may negatively impact our expectations.  As a result, we anticipate raising additional funds through the issuance of equity or convertible debt securities.  If we do so, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures.  In addition, we may be required to cancel product development programs and/or lay-off employees.  Such inability to raise additional financing could have a material adverse effect on our business, results of operations and financial condition.

Our PacketLogic™ family of products is currently our only suite of products.  All of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization. *

All of our current revenues and our anticipated future growth depend on our ability to continue and grow the commercialization of our PacketLogic™ family of products.  We do not currently have plans or resources to develop additional product lines, so our future growth will largely be determined by the market’s acceptance of our PacketLogic™ products.  If customers do not adopt, purchase and deploy our PacketLogic™ products, our revenues will not grow and may decline.

Future financial performance will depend on the introduction and acceptance of our next generation PacketLogic products.

We believe our current products address the needs of small to medium sized service providers.  Our future financial performance will also depend on the development, introduction and market acceptance of new and enhanced products that address additional market requirements in a timely and cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future.

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products.  These actions could harm our operating results by unexpectedly decreasing sales and exposing us to greater risk of product obsolescence.

Index

Competition for experienced personnel is intense and our inability to attract and retain qualified personnel could significantly interrupt our business operations. *

Our future performance will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group.  We are dependent on our ability to attract, retain and motivate high caliber key personnel.  We have recently expanded and plan to continue to expand in all areas and will require experienced personnel to augment our current staff.  We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management.  We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels.  Economic conditions may result in significant competition for qualified personnel and we may not be able to attract and retain such personnel.  Our business will suffer if it encounters delays in hiring these additional personnel.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan.  We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.  Competitors and others have in the past, and may in the future, attempt to recruit our employees.   In California, where we are headquartered, non-competition  agreements with employees are generally unenforceable.  As a result, if a California employee leaves Procera he or she will generally be able to immediately compete against us.

We currently do not have key person insurance in place.  If we lose one of the key officers, we must attract, hire, and retain an equally competent person to take his or her place.  There is no assurance that we would be able to find such an employee in a timely fashion.  If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down or stop.  We could fail to implement our strategy or lose sales and marketing and development momentum.

Also, we have recently reorganized our sales and marketing efforts, including a significant reduction in workforce in these areas and the announcement of two new senior sales management personnel.  This reduction in our workforce may impair our ability to recruit and retain qualified employees in the future, and there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

We need to increase the functionality of our products and offer additional features in order to be competitive. *

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products and add additional features, our competitiveness may be harmed and the average selling prices for our products may decrease over time.  Such a decrease would generally result from the introduction of competing products and from the standardization of DPI technology.  To counter this trend, we endeavor to enhance our products by offering higher system speeds, and additional features, such as additional protection functionality, supporting additional applications and enhanced reporting tools. We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices decline. If we are unable to reduce these costs or to offer increased functionally and features, our profitability may be adversely affected.

Failure to expand our sales teams or educate them about technologies and our product families may harm our operating results. *

The sale of our products requires a concerted effort that is frequently targeted at several levels within a prospective customer’s organization.  We may not be able to increase net revenue unless we expand our sales teams to address all of the customer requirements necessary to sell our products.  We have recently reorganized our sales and marketing efforts, including a significant reduction in workforce in these areas and the addition of two senior sales management personnel.  We expect to continue hiring in this area, but there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

We cannot assure you that we will be able to integrate our employees into the company or to educate current and future employees in regard to rapidly evolving technologies and our product families.  Failure to do so may hurt our revenue growth and operating results.

Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.

We offer technical support services with our products.  We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services.  We also may be unable to modify the format of our support services to compete with changes in support services provided by actual or potential competitors.  Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results.  If we experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers and our results of operations.

We must continue to develop and increase the productivity of our indirect distribution channels to increase net revenue and improve our operating results.

A key focus of our distribution strategy is developing and increasing the productivity of our indirect distribution channels through resellers and distributors.  If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not able to execute on their sales efforts, sales of our products may decrease and our operating results could suffer.  Many of our resellers also sell products from other vendors that compete with our products.  We cannot assure you that we will be able to enter into additional reseller and/or distribution agreements or that we will be able to manage our product sales channels.  Our failure to do any of these could limit our ability to grow or sustain revenue.  In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers.  We cannot assure you that our resellers and/or distributors will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Such failure would negatively affect revenue and our potential to achieve profitability.

Index

We may be unable to compete effectively with other companies in our market sector which are substantially larger and more established and have greater resources.

We compete in a rapidly evolving and highly competitive sector of the networking technology market.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Cisco Systems/P-Cube, Allot, Ellacoya, and Sandvine, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software.  Lastly, we face indirect competition from companies that offer service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Some of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels.  These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  We have encountered, and expect to encounter, customers who are extremely confident in and committed to the product offerings of our competitors.  Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the potential opportunity in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

If we are unable to effectively manage our anticipated growth, we may experience operating inefficiencies and have difficulty meeting demand for our products.

We seek to manage our growth so as not to exceed our available capital resources.  If our customer base and market grow rapidly, we would need to expand to meet this demand.  This expansion could place a significant strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

If demand for our products and services grows rapidly, we may experience difficulties meeting the demand.  For example, the installation and use of our products requires training.  If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower.  In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services.  We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.  The failure to meet the challenges presented by rapid customer and market expansion would cause us to miss sales opportunities and otherwise have a negative impact on our sales and profitability.

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

We have limited ability to protect our intellectual property and defend against claims which may adversely affect our ability to compete.

For our primary line of PacketLogic™ products, we rely on trade secret law, contractual rights and trademark law to protect our intellectual property rights.   We cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents.  We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

Index

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights.  If we are found to infringe on the proprietary rights of others, or if we agree to settle any such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights.  Any license could be very expensive to obtain or may not be available at all.  Similarly, changing our products or processes to avoid any claims of infringement may be costly or impractical.  Litigation resulting from claims that we are infringing the proprietary rights of others could result in substantial costs and a diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to have our products manufactured quickly enough to keep up with demand, our operating results could be harmed.

If the demand for our products grows, we will need to increase our capacity for material purchases, production, test and quality control functions.  Any disruptions in product flow could limit our revenue growth and adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

While our PacketLogic products are software based, we rely on independent contractors to manufacture the hardware components on which are products are installed and operate. We are reliant on the performance of these contractors to meet business demand, and may experience delays in product shipments from contract manufacturers.  Contract manufacturer performance problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of product components of sufficient quality and quantity.  We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.  The inability of our contract manufacturers to provide us with adequate supplies of high-quality product components may cause a delay in our ability to fulfill orders and may have a material adverse effect on our business, operating results and financial condition.

As part of our cost-reduction efforts, we will endeavor to lower per unit product costs from our contract manufacturers by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies.  However, we cannot be certain when or if such price reductions will occur.  The failure to obtain such price reductions would adversely affect our gross margins and operating results.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lose sales.

Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are first released to the marketplace.   We expect that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments.  These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems.  Further, if our products are not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

Our products must properly interface with products from other vendors.  As a result, when problems occur in a computer or communications network, it may be difficult to identify the sources of these problems.  The occurrence of hardware and software errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses.  The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

Some of our customers may not have the resources to pay for our products.

Some of our customers may experience serious cash flow problems and, as a result, find it increasingly difficult to finance their operations.  If some of these customers are not able to generate sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us.  Furthermore, they may not order as many products from us as forecast, or cancel orders entirely. The inability of some of our potential customers to pay us for our products may adversely affect our cash flow, the timing of our revenue recognition and the amount of revenue, which may cause our stock price to decline.

Sales of our products to large service providers can involve a lengthy sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expending significant resources without making any sales. *

Our sales cycles are generally lengthy, as our customers undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer until that end-customer decides to incorporate our products in its network.  We may also expend significant resources attempting to persuade large service providers to incorporate our products into their networks without any measure of success.  Even after deciding to purchase our products, initial network deployment of our products by a large service provider may last several years.  Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System (NEBS) certification requirements, which relate the reliability of telecommunications equipment.  While our PacketLogic™ products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

Index

Due to our lengthy sales cycle, particularly to larger customers,  and our revenue recognition practices, we expect our revenue may fluctuate dramatically from period to period.  In pursuing sales opportunities larger enterprises, we expect that we will make fewer sales to larger entities, but that the magnitude of individual sales will be greater.   As such, when we recognize a large sale, particularly given our small size, we may report rapid revenue growth in the period that the revenue from the large sale was recognized larger, which may not be repeated in an immediately subsequent period. As such, our revenues could fluctuate dramatically from period to period, which could cause the price of our common stock to similarly fluctuate.  In addition, even once we have received commitments from a customer to purchase our products, in accordance with our revenue recognition practices we may not be able to recognize and report the revenue from that purchase for months or years.  As a result, there could be significant delays in our receipt and recognition of revenue following sales orders for our products

In addition, if a competitor succeeds in convincing a large service provider to adopt that competitor’s product, it may be difficult for us to displace the competitor because of the cost, time, effort and perceived risk to network stability involved in changing solutions. As a result we may incur significant expense without generating any sales.

Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States Dollar against foreign currencies.

A significant percentage of PacketLogic™ sales are generated outside of the United States. PacketLogic™ sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. As we expand, we could be exposed to exchange rate fluctuations in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies

Legislative actions, higher insurance costs and new accounting pronouncements are likely to impact our future financial position and results of operations.

Legislative and regulatory changes and future accounting pronouncements and regulatory changes have and will continue to have an impact on our future financial position and results of operations.    In addition, insurance costs, including health and workers’ compensation insurance premiums, have been increasing on an historical basis and are likely to continue to increase in the future.  Recent and future pronouncements associated with expensing executive compensation and employee stock option may also impact operating results.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Our internal controls may be insufficient to ensure timely and reliable financial information.*

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud.  We believe we need to correct a material weakness and significant deficiencies in our internal controls and procedures for financial reporting.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

We described a material weakness and significant deficiencies with our internal controls under Item 9A of our Annual Report for the year ended December 31, 2007, as follows:

Index

Material Weakness

•
We did not complete our annual report 10-K and financial reports in sufficient time to allow for review and comment, which resulted in a significant number of last minute changes and could have resulted in material errors to the financial statements.

Significant Deficiencies

•
We did not formally document many of the reviews conducted by the financial department in the processing and preparation of the company financial statements;  these processes include journal entries, account reconciliations, consolidations, equity reconciliations, disclosure checklists and tax return preparation;

•	the company did not conduct sufficient testing in 2007 to satisfy COSO requirements for an accelerated filer;

•	we did not have an adequate control over shipments and receipts of goods and services;

•	we did not have sufficient segregation of duties over a variety of financial processes;

•	we did not maintain Human Resource documents current in such areas as job descriptions, employee handbooks, training, compensation and performance reviews;

•	we did not have in place a detailed budget versus actual review process for departmental management;

•	we do not have a “financial expert’ on the audit committee as defined by Section 407 of SOX; and

•	the Whistleblower contact is not a person independent person.

Our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.  Failure to address the identified weakness and deficiencies in a timely manner might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines with the SEC. Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures.  Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	collusion of two or more people;

•	inappropriate management override of procedures; and

•	the risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information. Additionally, if we fail to have effective internal controls and procedures for financial reporting in place, it could adversely affect our financial reporting requirements under future government contracts.

Accounting charges may cause fluctuations in our annual and quarterly financial results.

Our financial results may be materially affected by non-cash and other accounting charges.  Such accounting charges may include:

•	amortization of intangible assets, including acquired product rights;

•	impairment of goodwill;

•	stock-based compensation expense; and

•	impairment of long-lived assets.

The foregoing types of accounting charges may also be incurred in connection with or as a result of business acquisitions.  The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges.  Our effective tax rate may increase, which could increase our income tax expense and reduce our net income.  Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

Index

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates,

•	changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax rulings,

•	changes in accounting and tax treatment of stock-based compensation,

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods, and

•	tax assessments, or any related tax interest or penalties, which could significantly affect our income tax expense for the period in which the settlements take place.

The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing.

Our headquarters are located in Northern California where disasters may occur that could disrupt our operations and harm our business.

Our corporate headquarters are located in Silicon Valley in Northern California.  Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our local suppliers.  In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results.  We currently have significant redundant capacity in Sweden in the event of a natural disaster or catastrophic event in Silicon Valley.  In the event of such an occurrence, our business could nonetheless suffer.  The operations in Sweden are subject to disruption by extreme winter weather.

Acquisitions may disrupt or otherwise have a negative impact on our business.  *

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy.  Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  In 2006, we completed mergers with the Netintact entities.  These and any future acquisitions could distract our management and employees and increase our expenses.

In addition, following any acquisition, including our merger with the Netintact entities, the integration of the acquired business, product, service or technology is complex, time consuming and expensive, and may disrupt our business.  These challenges include the timely and efficient execution of a number of post-transaction integration activities, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	leveraging our existing sales channels to sell new products into new markets;

•	developing an appropriate sales and marketing organization and sales channels to sell new product into new markets;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	implementing and maintaining uniform standards, internal controls, processes, procedures, policies and information systems.

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with an acquisition and the integration of our operations and technology could have an adverse effect on our business, results of operations or financial condition. Furthermore, the execution of these post-transaction integration activities will involve considerable risks and may not come to pass as we envision.  The inability to integrate the operations, technology and personnel of an acquired business with ours, or any significant delay in achieving integration, could have a material adverse effect on our business and, as a result, on the market price of our common stock.

Furthermore, we issued equity securities to pay for the Netintact acquisitions which had a dilutive effect on its existing shareholders and we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

Index

Risks Related to Our Industry

Demand for our products depends in part on the rate of adoption of bandwidth-intensive broadband applications, such as peer-to-peer, or P2P, and latency-sensitive applications, such as voice-over-Internet protocol, or VoIP, Internet video and online video gaming applications. *

Our products are used by service providers and enterprises to provide awareness, control and protection of internet traffic by examining and identifying packets of data as they pass an inspection point in the network, particularly bandwidth-intensive applications that cause congestion in broadband networks and impact the quality of experience of users. In addition to the general increase in applications delivered over broadband networks that require large amounts of bandwidth, such as P2P applications, demand for our products is driven particularly by the growth in applications which are highly sensitive to network delays and therefore require efficient network management. These applications include VoIP, Internet video and online video gaming applications. If the rapid growth in adoption of VoIP and in the popularity of Internet video and online video gaming applications does not continue, the demand for our products may not grow as anticipated.

If the bandwidth management solutions market fails to grow, our business will be adversely affected.

The market for bandwidth management solutions is in an early stage of development.  We cannot accurately predict the future size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop.  In order for us to execute our strategy, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions.  The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.  The failure of the market to rapidly grow would adversely affect our sales and sales prospects, leading to sustained financial losses and a decline in the trading price of our common stock.

The market for our products in the network provider market is still emerging and our growth may be harmed if carriers do not adopt DPI solutions. *

The market for DPI technology is still emerging and the majority of our sales to date have been to small and midsize service providers and enterprises. We believe that the Tier 1 carriers, as well as cable and mobile operators, present a significant market opportunity and are an important element of our long term strategy, but they are still in the early stages of adopting and evaluating the benefits and applications of DPI technology.  Carriers may decide that full visibility into their networks or highly granular control over content based applications is not critical to their business.  They may also determine that certain applications, such as VoIP or video, can be adequately prioritized in their networks by using router and switch infrastructure products without the use of DPI technology. They may also, in some instances, face regulatory constraints that could change the characteristics of the markets.  Carriers may also seek an embedded DPI solution in capital equipment devices such as routers rather than the stand-alone solution offered by us.  Furthermore, widespread adoption of our products by carriers will require that they migrate to a new business model based on offering subscriber and application-based tiered services. If carriers decide not to adopt DPI technology, our market opportunity would be reduced and our growth rate may be harmed.

The network equipment market is subject to rapid technological progress and to compete we must continually introduce new products or upgrades that achieve broad market acceptance.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards.  If we do not regularly introduce new products or upgrades in this dynamic environment, our product lines will become obsolete.  Developments in routers and routing software could also significantly reduce demand for our products.  Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture.  We cannot assure you that our technological approach will achieve broad market acceptance or that other technology or devices will not supplant our products and technology.

Our products must comply with evolving industry standards and complex government regulations or else our products may not be widely accepted, which may prevent us from growing our net revenue or achieving profitability.

The market for network equipment products is characterized by the need to support new standards as they emerge, evolve and achieve acceptance.  We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards.  Our products must be compliant with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union.   If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

Index

Risks Related to Ownership of Our Common Stock

Our common stock price is likely to be highly volatile.

The market price of our common stock is likely to be highly volatile as is the stock market in general, and the market for small cap and micro cap technology companies, such as Procera, in particular, has been highly volatile.  For example, since January 1, 2008, the closing price of our common stock has ranged from a high of $0.90 per share to a low of $2.07 per share.   Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  In addition our stock is thinly traded.  We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of technological innovations by our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the network control and management industry;

•	changes in the market valuations of other such industry related companies;

•	the acceptance by institutional investors of our stock;

•	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements;

•	our gain or loss of a significant customer; or

•
the stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Holders of our common stock may be diluted in the future. *

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.  At March 31, 2007 there were 76,384,292, shares of common stock outstanding, warrants to purchase 7,729,534 shares of common stock, and stock options to purchase 8,871,908 shares of common stock.  In addition, there are ungranted stock options to purchase 3,159,635 shares of common stock pursuant to our stock option plans.

Of all our outstanding warrants, warrants exercisable for 4,993,233 shares of our common stock at a weighted average exercise price of $1.30 will expire before July 31, 2008.   On May 9, 2008, the last reported exercise price of one share of our common stock was $1.86.  Since the per share exercise price of these outstanding warrants is currently lower than the current market price of our common stock, it is likely that the holders of these warrants will exercise them prior to their expiration on or before July 31, 2008.  The shares of common stock issuable on exercise of these warrants are currently registered for immediate re-sale under an effective registration statement.  If the holders of these expiring warrants exercise them and immediately sell the resulting shares, it could cause the price of our common stock to decline.

Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

Shares eligible for future sale by our current stockholders may adversely affect our stock price.

Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

Sales of a substantial number of shares of common stock after the date of this report could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  As of March 31, 2008, we had 76,384,292 shares of common stock outstanding.

As of March 31, 2007, we have warrants outstanding that are exercisable for the purchase of an aggregate of 7,729,534 shares of our common stock, and outstanding options that are exercisable for the purchase of an aggregate of 8,871,908 shares of our common stock.    If, and to the extent, outstanding options or warrants are exercised, or additional shares are issued to the former shareholders of Netintact, you will experience dilution to your holdings.  In addition, shares issuable upon exercise of our outstanding warrants and stock options may be immediately sold pursuant to an effective registration statement.  If a warrant or option holder exercises a warrant or an option at an exercise price that is less than the current market value of our common stock, the holder may be motivated to immediately sell the resulting shares to realize an immediate gain, which could cause the trading price of our common stock to decline.

Index

The American Stock Exchange may delist our securities, causing our shares to become “penny stock,” which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.*

Our shares of common stock are listed on the American Stock Exchange.  Maintaining our listing on the American Stock Exchange requires that we fulfill certain continuing listing standards including a minimum share price of $3.00 and corporate governance requirements.  If the American Stock Exchange delists our securities from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our ordinary share is a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to American Stock Exchange rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.  Our failure to be listed on the American Stock Exchange or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on the American Stock Exchange or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $5,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934.  If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.  Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Nevada law and our articles of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in our management team that our stockholders may consider favorable or otherwise have the potential to impact our stockholders’ ability to control our company.*

Nevada law and our articles of incorporation and bylaws contain provisions that may have the effect of preserving our current management or may impact our stockholders’ ability to control our company, such as:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	restricting the ability of stockholders to take action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions could allow our board of directors to affect your rights as a stockholder since our board of directors can make it more difficult for common stockholders to replace members of the board.  Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire us and may impact the rights of common stockholders.  All of the foregoing could adversely affect your rights as a stockholder of our company and/or prevailing market prices for our common stock.

Index

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that, even if the funds are legally available, the dividends will be paid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on January 30, 2008 (“Annual Meeting”).  A total of 64,672,823 shares of common stock, or 85% of the outstanding shares, were represented in person or by proxy.  The results of the matters voted on at the Annual Meeting are as follows:

 (1) a proposal to elect (a) two directors to serve as directors for one year and until their respective successors are elected, (b) two directors to serve as directors for a term of two years and until their respective successors are elected and (c) two directors to serve as directors for a term of three years and until their respective successors are elected;  However, if proposal 5 is approved, the terms of all directors will expire immediately prior to the election of directors at the next annual meeting and directors will stand annually for election beginning thereafter;

	Number of Shares
Name	For	Withheld
Staffan Hillberg	60,343,932	4,328,891
Mary Losty	60,338,432	4,334,391
Scott McClendon	64,432,902	239,921
Tom Saponas	60,345,732	4,327,091
Thomas Williams	64,436,372	236,451
Sven Nowicki	60,346,402	4,326,421

The nominated directors were elected.

(2) a proposal to approve and adopt the Company’s 2007 Equity Incentive Plan;

For	Against	Abstain	Broker Non Votes
42,170,000	1,688,511	268,000	20,546,312

The 2007 Equity Incentive Plan was approved.

(3) a proposal to ratify the selection by the Audit Committee of PMB Helin Donovan, LLP as independent auditors of the company for its fiscal year ending December 31, 2007;

For	Against	Abstain
64,293,605	172,907	206,311

The selection was ratified.

(4) a proposal to approve an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares from 100,000,000 to 130,000,000; and

For	Against	Abstain	Broker Non Votes
42,135,994	1,925,017	65,500	20,546,312

The amendment was approved.

Index

(5) a proposal to approve an amendment to the Company’s Articles of Incorporation to declassify the Board of Directors.

For	Against	Abstain
63,918,395	318,513	435,915

The amendment was approved.

Item 5.	Other Information.

Subsequent Event

On May 6, 2008, we issued 17, 500 unregistered shares of our common stock to a warrant holder upon the cash exercise of the warrant by the holder at a per share exercise price of $1.25, for net proceeds to us of $21,875.

On May 7, 2008, we issued 37,500 unregistered shares of our common stock to a warrant holder upon the cash exercise of the warrant by the holder at a per share exercise price of $1.25, for net proceeds to us of $46,875.

On May 7, 2008, we issued 37,500 unregistered shares of our common stock to a warrant holder upon the cash exercise of the warrant by the holder at a per share exercise price of $1.37, for net proceeds to us of $51,375.

On May 9, 2008, we issued 297,500 unregistered shares of our common stock to a warrant holder upon the cash exercise of the warrant by the holder at a per share exercise price of $1.25, for net proceeds to us of $371,875.

On May 9, 2008, we issued 277,500 unregistered shares of our common stock to a warrant holder upon the cash exercise of the warrant by the holder at a per share exercise price of $1.37, for net proceeds to us of $380,175.

For each of the foregoing issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

3.1	Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation filed on October 13, 2005 included as Exhibit 99.1 to our form 8-K filed on October 12, 2005 and incorporated herein by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008.*

3.4	Amended and Restated Bylaws adopted on August 16, 2007.*

4.1	Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.2	Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.3	Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.5	Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.6	Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.7	Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.8	Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.9	Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our on Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.10	Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.11	Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.12	Form of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.13	Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.14	Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.15	Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

+10.1	2007 Equity Incentive Plan.*

+10.2	Executive Employment Agreement for James F. Brear dated as of February 11, 2008.*

Index

31.1
Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Thomas H. Williams, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Thomas H. Williams, Principal Financial Officer.*

____________

*	Filed concurrently herewith.
+	Indicates management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Thomas H. Williams
Date: May 12, 2008		Thomas H. Williams, Chief Financial Officer
(Principal Financial Officer)

Index

Exhibit Index

3.1	Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation filed on October 13, 2005 included as Exhibit 99.1 to our form 8-K filed on October 12, 2005 and incorporated herein by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008.*

3.4	Amended and Restated Bylaws adopted on August 16, 2007.*

4.1	Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.2	Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.3	Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.5	Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.6	Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.7	Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.8	Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.9	Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our on Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.10	Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.11	Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.12	Form of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.13	Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.14	Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.15	Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

+10.1	2007 Equity Incentive Plan.*

+10.2	Executive Employment Agreement for James F. Brear dated as of February 11, 2008.*

31.1
Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Thomas H. Williams, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Thomas H. Williams, Principal Financial Officer.*

____________

*	Filed concurrently herewith.
+	Indicates management contract or compensatory plan or arrangement.