Form 10-Q
period 2008-06-30
PROCERA NETWORKS INC
filed 2008-08-15
CIK 1165231

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-33691

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☒

As of August 5, 2008, the registrant had 78,270,633 shares of its common stock, par value $0.001, outstanding.

Index

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.                       Consolidated Financial Statements

 Procera Networks, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	Dec 31, 2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$2,786,391	$5,864,648
Accounts receivable, less allowance of $64,944 and $241,062 for June 30, 2008 and December 31, 2007	2,445,317	1,819,272
Inventories, net	1,848,765	1,320,022
Prepaid expenses and other	406,780	520,137

Total current assets	7,487,253	9,524,079

Property and equipment, net	3,397,763	4,476,224
Purchased intangible assets, net	1,683,905	1,918,986
Goodwill	960,209	960,209
Other non-current assets	48,029	47,805

Total assets	$13,577,159	$16,927,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,246,275	$668,289
Deferred revenue	1,037,332	957,891
Accrued liabilities	1,342,972	1,572,975
Capital Leases payable-current portion	26,336	33,867

Total current liabilities	3,652,915	3,233,022

Non-current liabilities
Deferred rent	24,845	7,797
Deferred tax liability	1,215,047	1,734,855
Capital leases payable - non-current portion	57,967	62,773

Total liabilities	4,950,774	5,038,447

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value; 130,000,000 shares authorized: 78,198,379 and 76,069,233 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	78,198	76,069

Additional paid-in capital	53,618,237	49,574,141
Accumulated other comprehensive gain (loss)	168,672	76,861
Accumulated deficit	(45,238,722)	(37,838,215)

Total stockholders’ equity	8,626,385	11,888,856

Total liabilities and stockholders’ equity	$13,577,159	$16,927,303

See accompanying notes to interim condensed consolidated financial statements

Index

Procera Networks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Sales
Product Sales	$2,205,002	$1,875,879	$3,538,766	$3,686,796
Support Sales	410,296	241,121	792,306	415,133
Total Sales	2,615,298	2,117,000	4,331,072	4,101,929
Cost of sales
Product cost of sales	1,304,905	1,062,109	2,393,744	1,879,944
Support cost of sales	155,925	100,193	298,144	192,962
Total Cost of sales	1,460,830	1,162,302	2,691,888	2,072,906

Gross profit	1,154,468	954,698	1,639,184	2,029,023

Operating expenses:
Engineering	1,026,411	691,409	1,688,533	1,534,023
Sales and Marketing	2,344,136	1,824,486	4,368,477	3,287,122
General and Administrative	1,971,059	1,327,073	3,496,152	2,211,720
Total operating expenses	5,341,606	3,842,968	9,553,162	7,032,865

Loss from operations	(4,187,138)	(2,888,270)	(7,913,978)	(5,003,842)

Other income (expense)
Interest and other income	14,585	23,131	25,883	41,424
Interest and other expense	(26,562)	(8,808)	(34,803)	(10,540)
Total other income (expense)	(11,977)	14,323	(8,920)	30,884

Net loss before taxes	(4,199,115)	(2,873,947)	(7,922,898)	(4,972,958)
Income tax benefit	282,545	264,561	522,391	504,962
Net loss after taxes	(3,916,570)	(2,609,386)	(7,400,507)	(4,467,996)

Other comprehensive income, net	37,474	(10,877)	91,811	10,382
Comprehensive loss	$(3,879,096)	$(2,620,263)	$(7,308,696)	$(4,457,614)

Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.07)
Shares used in computing net loss per share-basic and diluted	77,119,655	68,904,544	76,618,915	68,642,709

See accompanying notes to interim condensed consolidated financial statements

Index

Procera Networks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(7,400,507)	$(4,467,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services rendered	25,000	258,444
Compensation related to stock-based awards	823,686	480,995
Fair value of warrants issued to non-employees	306,484	2,343
Depreciation	84,901	84,131
Inventory Reserve	32,463	70,250
Amortization of intangibles	1,889,838	1,853,165
Changes in assets and liabilities:
Trade accounts receivable	(525,900)	(1,278,303)
Inventories	(552,374)	(457,351)
Prepaid expenses and other current assets	120,661	(3,471)
Accounts payable	568,271	13,710
Accrued liabilities, deferred rent	(273,221)	1,391,184
Deferred income taxes	(519,808)	(518,552)
Deferred revenue	29,324	392,923
Net cash (used in) operating activities	(5,391,182)	(2,178,528)

Cash flows used in investing activities:
Purchase of equipment	(147,912)	(180,605)
Net cash used in investing activities	(147,912)	(180,605)

Cash flows from financing activities:
Proceeds from common stock subscription, net	—	5,840,160
Proceeds from exercise of warrants	2,165,372	221,934
Proceeds from exercise of stock options	241,263	38,754
Capital lease payments	(19,011)	(11,273)
Net cash provided by financing activities	2,387,624	6,089,575

Effect of exchange rates on cash and cash equivalents	73,213	(18,239)

Net decrease in cash and cash equivalents	(3,078,257)	3,712,203

Cash and cash equivalents, beginning of period	5,864,648	5,214,177

Cash and cash equivalents, end of period	$2,786,391	$8,926,380

SUPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$62,651	$—
Cash paid for interest	$1,180	$2,928

See accompanying notes to interim condensed consolidated financial statements

Index

Procera Networks, Inc

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1                                         DESCRIPTION OF BUSINESS

Procera Networks, Inc. together with its wholly owned consolidated subsidiaries, Netintact AB and Netintact PTY, (“Procera” or the “Company”) is a leading provider of evolved traffic awareness, control and protection products and solutions for broadband service providers worldwide. Procera’s products offer it’s customers and their users intelligent traffic identification and control service management solutions, a high degree of accuracy in identifying applications running on provider networks, and the ability to optimize the subscriber experience based on management of the identified network traffic.

More than 400 customers (with over 1,100 systems installed) have chosen our deep packet inspection, or DPI, solution. The company markets its PacketLogic solutions to a number of customers in different industry verticals including: Internet service providers, wireless service providers, cable multi-service operators, telecommunications companies, large businesses operating their own internal networks, and education and government institutions. The company uses a combination of direct sales and channel partners to sell our products and services. The Company also engages a worldwide network of value added resellers to penetrate particular geographic regions and market segments. The direct and indirect sales mix varies by geography and target industry.

The Company was incorporated in 2002 and is a Nevada corporation.  On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation. On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company.  The common stock of Procera is listed on the American Stock Exchange under the trading symbol “PKT”.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading.  The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on April 2, 2008.

Procera believes that all necessary adjustments, which consist of normal recurring items, have been included in the accompanying consolidated financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Procera’s fiscal year ended December 31, 2008.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries, Netintact AB and Netintact PTY.  All significant inter-company accounts and transactions have been eliminated.

Significant Accounting Policies

There have been no significant changes in Procera’s significant accounting policies during the six months ended June 30, 2008 as compared to what was previously disclosed in Procera’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on April 2, 2008, except as noted below.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board or FASB (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS No. 157 except as it

Index

applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

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

Foreign Currency

The functional currency of the Company is the U.S. dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity.  Foreign currency translation adjustments resulted in other comprehensive income or expense of $37,474 and $(10,877) during the three months period ended June 30, 2008 and 2007, respectively and $91,811 and $10,382 during the six months period ended June 30, 2008 and 2007.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the Company’s estimates, including those related to allowance for doubtful accounts and sales returns, the value and marketability of inventory, allowances for expected warranty costs, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. The company bases its estimates on experience and other criteria and assumptions that are believed to be reasonable under expected business conditions. Actual results may differ from these estimates if alternative conditions are realized.

Revenue Recognition

The Company’s most common sale involves the integration of the Company’s software and a hardware appliance. The software is essential to the functionality of the product. We account for this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with Incoterms 2000; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Our product revenue consists of revenue from sales of the Company’s appliances and software licenses. Product sales include a perpetual license to the Company’s software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Virtually all of the Company’s sales include support services which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining persuasive evidence of an arrangement exists.

Delivery generally occurs when product title has transferred as identified by the passage of responsibility per the International Chamber of Commerce shipping term (INCOTERMS 2000). The Company’s standard delivery terms are when product is delivered to a common carrier from Procera, or its subsidiaries. However, product revenue based on channel partner purchase orders are recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner’s ability to complete the sales process. Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

Since the Company’s customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Index

EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

In these circumstances, we allocate revenue to each separate element based on its vendor specific objective evidence of fair value (“VSOE”). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. We also consider order size as well as service point (channel versus direct service) in measuring the VSOE of fair value.  Through June 30, 2008, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were post contract hardware and software support and software updates when and if available.

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

The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from the Company’s customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Deferred Revenue

The Company’s most common sale includes a perpetual license for software, a hardware appliance along with post contract support and unspecified updates. Where the VSOE of the future deliverable is identifiable, that revenue is initially included in deferred revenue and recognized ratably over the term of the agreement on a straight-line basis. If the VSOE of the future deliverable is not identifiable, the total revenue is deferred and recognized over the term of the agreement.

3.                                      STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

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

Index

Subject to adjustment upon certain changes in capitalization, the aggregate number of shares of common stock of the Company that may be issued pursuant to stock awards under the 2007 Plan shall not exceed 5,000,000 shares of Common Stock, plus an additional number of shares in an amount not to exceed 7,389,520 comprised of: (i) that number of shares subject to the Prior Plans on the date the 2007 Plan was adopted by the Board and available for future grants plus (ii) the number of shares subject to currently outstanding stock awards issued under the Prior Plans that return to the share reserve from time to time after the date the 2007 Plan was adopted by the Board. The following description of the 2007 Plan is a summary and qualified in our entirety by the text of the Plan. The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock-based incentives to employees, directors and consultants. The Plan authorizes the grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based award to employees, directors and consultants. Under the Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

As of June 30, 2008, 2,859,473 shares were available for future grants under the 2007 Plan. The options under the 2007 Plan and Prior Plans vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded stock awards and the terms of such awards, including the number of shares subject to such awards, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have duration of more than 10 years.  If the grant is to a stockholder holding more than 10% of our voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between us and the respective option holders.  Awards under the Plan may not be made after the tenth anniversary of the date of our adoption but awards granted before that date may extend beyond that date.

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

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model.  Expected volatilities are calculated based on the historical volatility of the Company’s Common Stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options is based on the simplified method noted in SAB 107.  The risk-free interest rate for periods within the expected life of the option is based on the interest rate of U.S. Treasury notes in effect on the date of the grant.  The following assumptions were used in determining the fair value of stock based awards granted during the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected term (years)	6.3	n/a	6.9	5.7
Expected volatility	93%	n/a	94%	98%
Risk-free interest rate	3.19%	n/a	3.04%	4.84%
Dividend yield	0%	n/a	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rates are taken from the 3-year and 7-year daily constant maturity rate as of the grant dates as published by the Federal Reserve Bank of St. Louis and represent the yields on actively traded Treasury securities comparable to the expected term of the options. The expected life of the options granted in 2008 and 2007 is calculated using the simplified method which uses the midpoint between the vesting period and the contractual grant date.  There were no options issued during the three month period ended June 30, 2007.

The Company recorded $385,554 and $247,206 of stock compensation expense for the three months ended June 30, 2008

Index

and 2007, respectively and $823,686 and $480,995 for the six months ended June 30, 2008 and 2007 respectively.  The effect of recording stock based compensation on net loss and basic and diluted earnings per share for the three and six month period ended June 30, 2008 and 2007 respectively is as follows;

	Three Months ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Stock-Based compensation expense	$385,554	$247,206	$823,686	$480,995
Tax effect on stock-based compensation	—	—	—	—
Net effect on net loss	$385,554	$247,206	$823,686	$480,995

The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three Months ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Cost of goods sold	$6,845	$24,031	$13,241	$29,187
Research and development	72,015	69,327	140,868	142,226
Selling, general and administrative	306,694	153,848	669,577	309,542
Stock-based compensaton before income taxes	385,554	247,206	823,686	480,955

Income tax benefit	—	—	—	—
Total stock-based compensation expenses after income tax	$385,554	$247,206	$823,686	$480,955

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2008:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	714,357	6,675,163	$1.42
Authorized	5,000,000	—	—
Granted	(4,644,266)	4,644,266	$1.36
Exercised		(396,132)	$1.27
Cancelled	1,789,382	(1,789,382)	$1.65

Balance at June 30, 2008	2,859,473	9,133,915	$1.38	8.7	$1,727,192

Options vested and expected to vest at June 30, 2008		8,487,789	$1.37	8.7	$1,779,326

Options vested and exercisable		3,560,651	$1.40	8.2	$1,312,784

Index

During the three and six month periods ended June 30, 2008, 231,730 and 617,175 options vested, respectively.  The total fair value of the options that vested (including those canceled) during the same periods was approximately $270,000 and $707,000, respectively.  The weighted average grant date fair value of options granted during the three month periods ended June 30, 2008 and 2007 was $1.33 and $2.07, respectively

As of June 30, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $5,039,100, net of estimated forfeitures.  Total compensation cost will be recognized over an estimated weighted average amortization period of 3.3 years.  The Company has not capitalized any compensation cost, or modified any of its stock option grants during the six months ended June 30, 2008.  During the three and six months ended June 30, 2008, 38,155 and 396,132 options were exercised respectively, and no cash was used to settle equity instruments granted under the Plans.

The Company’s closing stock price on the last June 30, 2008 was $1.34 per share.  The intrinsic value of vested stock options outstanding as of June 30, 2008 was $1,312,784.

Dilutive Effect of Employee Stock Options

Basic shares outstanding as of June 30, 2008 and 2007 were 9,133,915 shares and 5,516,000 shares, respectively.  No incremental shares were included in the calculation of diluted net income per share for the periods as to do so would be antidilutive. SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. There was no dilutive effect of in-the-money employee stock options as of June 30, 2008 and 2007 due to the Company incurring a net loss for the six months ended June 30, 2008 and 2007, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator - basic and diluted	$(3,916,570)	$(2,609,386)	$(7,400,507)	$(4,467,996)

Denominator - basic and diluted
Weighted average common shares outstanding	77,119,655	68,904,544	76,618,915	68,642,709
Total	77,119,655	68,904,544	76,618,915	68,642,709
Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.07)
Antidilutive securities:
Options issued	9,133,915	5,516,000	9,133,915	5,516,000
Warrants	6,154,064	8,145,990	6,154,064	8,145,990
Incentive shares and warrants	—	4,902,000	—	4,902,000
Total	15,287,979	18,563,990	15,287,979	18,563,990

5.                                      RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 157–Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the

Index

scope of this FSP. The Company is currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial position, cash flows, and results of operations.

Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements–an Amendment of Accounting Research Bulletin No. 51

              In December 2007, the FASB issued Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, or FAS 160. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not believe that FAS 160 will have any material impact on our consolidated financial statements.

Financial Accounting Standard No. 141(revised 2007)—Business Combinations (Revised)

              In December 2007, the FASB issued Financial Accounting Standard No. 141(revised 2007), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that FAS 141(R) will have any material impact on our consolidated financial statements.

              In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). We do not expect SAB 110 to have a material impact on our results of operations or financial condition.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on our financial statements.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Index

6.                           INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007

Finished goods	1,008,818	$1,062,398
Work in process	622,555	21,287
Raw materials	306,343	292,825
Reserve for obsolescence	(88,951)	(56,488)

Inventories, net	$1,848,765	$1,320,022

6.                                GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), the Company evaluates the carrying value of goodwill in the fourth fiscal quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The Company’s annual evaluations of the carrying value of goodwill, completed in the fourth fiscal quarter of 2007 in accordance with SFAS 142, resulted in no impairment losses. As of June 30, 2008, the goodwill attributed to the acquisition of Netintact AB and Netintact PTY was $960,209.

Other Intangible Assets

As a result of the acquisitions of Netintact AB and Netintact PTY, privately held software companies, in 2006, the Company acquired assets of approximately $11.1 million other than goodwill.  Of the $11.1 million of acquired assets, $4.3 million was assigned to intangible customer lists, $2.2 million to management information software, and $4.6 million to product software.  These assets are subject to depreciation and amortization.  The $11.1 million of acquired assets have an average useful life of approximately 3 years.

The Intangible portion of acquired assets consists of the following at June 30, 2008:

	Gross Intangible	Accumulated Amortization	Net Intangible Assets

Netintact customer base	$4,317,000	$(2,633,095)	$1,683,905

The table below summarizes the approximate amortization expense for the following annual periods subsequent to June 30, 2008 assuming no future acquisitions, dispositions or impairments of intangible assets:

Six-month period ended December 31, 2008	$719,500
Year ending December 31, 2009	964,405
Thereafter	—

Projected Amortization after June 30, 2008	$1,683,905

Index

7.                                      PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consists of the following:

	June 30,	December 31,
	2008	2007

Machinery and equipment	$801,229	$736,439
Office furniture and equipment	176,639	90,672
Computer equipment	301,618	256,850
Software	6,852,568	6,856,063
Auto	81,368	75,877
Accumulated depreciation	(4,815,659)	(3,539,677)

Property and equipment, net	$3,397,763	$4,476,224

8.                                      ACCRUED LIABILITIES

Accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007

Payroll and related	$631,878	$620,191
Audit and legal services	308,231	196,000
Sales, VAT, income tax	60,905	140,175
Sales commissions	264,706	299,926
Warranty	83,307	64,864
Inventory receipts not invoiced	—	211,606
Other	15,964	40,213

Total	$1,364,991	$1,572,975

Warranty Reserve

The Company provides a warrant for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period.  The warranty period is generally 90 days.  This reserve is included in accrued liabilities.

Changes in the warranty reserve during the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Beginning balance	$69,971	$29,441	$64,864	$14,237
Less warranty expenditures plus additional provisions	13,336	4,458	18,443	19,662

Ending balance	$83,307	$33,899	$83,307	$33,899

9.                                      CONCENTRATION OF CREDIT RISK

For the six months ended June 30, 2008, revenues from our two largest customers accounted for 16% and 14% of revenues, with no other single customer accounting for more than 10% of revenues. For the same period in 2007, three customers represented 13%, 13%, and 10% of total net revenue.  During the three month period ending June 30, 2008, one customer represented 26% of our net revenue and during the same period ending 2007, two customers represented 26% and 12% of net revenue .  Below is a representation of the historical percentage of total net sales for any customer who exceeded net sales in excess of 10% during either of the three or six month periods ending June 30, 2008 or 2007.

	Three months		Six months
	ended June 30,		ended June 30,
Customers	2008	2007	2008	2007
A	26%	—%	16%	—%
B	—%	26%	—	13%
C	9%	8%	14%	7%
D	—%	12%	—%	10%
E	—%	2%	3%	13%

Index

At June 30, 2008, combined accounts receivable from three customers accounted for 27%, 14% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

As of June 30, 2008 and 2007, approximately 84% and 41%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

10.                               STOCKHOLDERS’ EQUITY

Common Stock

During the three and six month period ended June 30, 2008, option holders exercised rights to purchase 38,155 and 396,132 shares, respectively, of common stock at prices ranging from $0.45 to $1.19 per share, resulting in net proceeds to the Company of $38,704 and $241,263, respectively.

During the three and six month period ended June 30, 2008, warrant holders exercised rights to purchase 1,758,082 shares of common stock at prices ranging from $0.75 to $1.37 per share, resulting in net proceeds to the Company of $2,165,372.  During the three and six month periods ended June 30, 2007, warrant holders exercised rights to purchase 125,050 and 225,050 shares of our common stock, respectively at prices ranging from $0.40 to $1.25 per share resulting in net proceeds to the company of $142,224 and $221,934, respectively.

Warrants

During the six months ended June 30, 2008, the board of directors approved the issuance of warrants to service providers to purchase an aggregate of 309,720 shares of the Company’s common stock and extended the expiration date of 85,000 warrants with a fair value of $306,484.  The warrants are exercisable at prices of $0.49 to $2.00 per share, vest immediately, and expire on or before the end of September 2009.

A summary of warrant activity for the six months ended June 30, 2008 is as follows:

	Warrants
	Number of	Weighted Average
	Shares	Purchase Price
Outstanding December 31, 2007	7,714,407	$1.15
Issued	54,720	0.60
Exercised	—	—
Cancelled/expired	(39,593)	2.33
Outstanding March 31, 2008	7,729,534	$1.14
Issued	255,000	1.12
Exercised	(1,758,082)	1.29
Cancelled/expired	(72,388)	0.53
Outstanding June 30, 2008	6,154,064	$1.11

Index

The chart below illustrates the outstanding warrants as of June 30, 2008 by exercise price and the average contractual life before expiration.

		Weighted Average
		Remaining
Exercise	Number	Contractual Life	Number
Price	Outstanding	(Years)	Exercisable
$0.01	151,268	1.0	151,268
0.40	1,163,875	0.0	1,163,875
0.49	165,000	1.2	165,000
0.60	569,107	3.1	569,107
0.68	15,000	0.0	15,000
0.83	50,000	1.0	50,000
1.12	70,000	2.1	70,000
1.25	763,581	0.0	763,581
1.37	925,828	0.0	925,828
1.40	400,000	0.1	400,000
1.42	75,000	1.0	75,000
1.50	1,380,000	3.4	1,380,000
1.78	100,000	1.7	100,000
1.86	10,000	0.8	10,000
2.00	239,988	3.5	239,988
2.14	75,417	1.6	75,417

$1.11	6,154,064	1.4	6,154,064

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2001-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to June 30, 2009.

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

12.                               COMMITMENTS AND CONTINGENCIES

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

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

Index

The Company and its subsidiaries have various lease agreements for its headquarters in Los Gatos, California; Netintact, AB offices in Varberg, Sweden; Netintact PTY offices in Melbourne, Australia; and certain office equipment. The leases begin expiring in 2008.

Capital Leases

The Company leases certain equipment under capital leases that expire at various dates through 2012.  Our capital leases are located in Sweden with interest rates ranging from 1-6%.  The Company leases facility space under non-cancelable operating leased in California, Sweden and Australia that extend through 2014.

A summary of operating and capital lease commitments as of June 30, 2008 follows:

	Capital	Operating
	Leases	Leases

Six months ending December 31, 2008	$17,092	$196,769
Years ending December 31,
2009	15,101	379,872
2010	12,502	386,934
2011	12,502	273,924
2012 and thereafter	33,356	196,725

Total minimum lease payments	$90,553	$1,434,224

Less: amount representing interest	6,250
Present value of minimum lease payments	84,303
Less: current portion	26,336
Obligations under capital lease, net of current portion	$57,967

13.                               SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues for geographic regions are based upon the customer’s location.  The location of long lived assets is based on physical location of our regional offices.  The following are summaries of revenue and long lived assets by geographical region:

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Country
USA	$365,455	$605,613	$997,817	$1,385,822
Latin America	282,080	59,779	282,080	129,044
Australia	340,511	221,833	570,292	372,364
Middle East	—	16,043	—	16,043
Asia	351,877	257,386	791,135	520,197
Europe	1,105,029	663,303	1,145,696	703,617
Scandinavia	170,346	293,043	544,052	974,842

Total	$2,615,298	$2,117,000	$4,331,072	$4,101,929

Foreign sales as a percentage of total revenues were 85% and 71% for the three months ended June 30, 2008, and 2007, respectively.  For the six months ended June 30, 2008 and June 30, 2007, foreign sales as a percentage of total revenues were 77% and 67%, respectively.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Asia, Europe, and the Middle East. The Company performs ongoing credit evaluations of certain customers’ financial condition and, generally, requires no collateral from its customers.

Index

The identification of long lived assets is based on physical location of our regional offices.  The following are summaries of the location of our long lived assets by geographical region:

	Period Ended June 30,
	2008	2007
Long-lived assets;
United States	$698,227	$2,571,216
Sweden	5,287,665	7,894,610
Australia	104,014	44,355
Total	$6,089,906	$10,510,181

14.                               LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations.  Historically, the Company’s growth has been funded through a combination of private equity and lease financing. As of June 30, 2008, the Company had approximately $2.8 million of unrestricted cash.  During the six months ended June 30, 2008, the Company received cash funding of approximately $2.4 million from the exercise of warrants and options.  The Company believes that it currently has sufficient cash and financing commitments to meet its funding requirements over the next year.  However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise substantial additional capital to fully accomplish its business plan over the next several years.  In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve further operating efficiencies. The Company expects to seek to obtain additional funding through a bank credit facility, another form of debt, or private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

15.  SUBSEQUENT EVENTS

None

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

•                              We believe that economies of scale will allow us to grow revenues while incurring incremental costs that are proportionately lower than those applicable to our current level. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved. The current changes in economic activity in the U.S. and elsewhere could temper our growth, even though our products offer value to our current and prospective customers.

Risks Related to our Operations

•                              While capital expenditures have remained relatively stable such levels may not be sustainable in the future, particularly as our business volume and product offerings continue to increase.

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

Index

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

Overview

The rapid growth of and reliance on the Internet by commercial and consumer users together with the uptake of new applications and equipment that facilitate the Internet, have created a need for advanced network awareness, control and protection tools.  These tools can be used for analysis of user behavior, for optimum utilization of network investments, to protect the network from malicious traffic, and to monetize the network by offering advanced differentiated services.

Our business is selling advanced network awareness, control and protection tools under our trade name, PacketLogic: a state-of-the-art portfolio of scalable deep packet inspection, or DPI, products that enable new levels of application and subscriber performance.  PacketLogic products range from the PL5600 product line, which serves megabit to gigabit per second network applications, commonly referred to as edge applications, to the recently introduced, high-end PL10000 product family, which serves network applications with throughputs of up to 80 gigabits per second.  The top end performance of the PL10000 product line can be expected to double to 160 gigabits per second in less than two years with little effort on our part by moving to the next generation industry standard platform provided by several vendors when it is released.

We believe that our PL10000 product line represents a major breakthrough in DPI technology, reaching new levels of accuracy, control and protection while also providing significant scalability and flexibility. We believe our new product line will address the needs of Tier 1 service providers, which we consider to be very large providers of broadband communications services, such as AT&T, Verizon, British Telecom, or NTT DoCoMo.  Our goal is to become the leader in DPI solutions to the broadband service provider and enterprise markets on a global basis. We believe the PL10000 product line positions us to capture an increasing share of the fast growing DPI market. We plan to achieve our strategic growth objectives by capturing a substantial portion of the Tier 1 service provider business We expect to accomplish this by increasing our technology advantage, expanding our field service team expanding our logistics capability to provide timely and accurate support and expanding our service-for-fee capability to better accommodate the Tier 1 service providers’ need for customization and integration.  Accordingly, the Tier 1 service provider market also represents a significant future revenue opportunity for us.

We face serious competition from other suppliers of standalone DPI products such as Allot Communications, Sandvine, Ellacoya (recently acquired by Arbor) and Packeteer (recently acquired by BlueCoat). We also face competition from vendors supplying platform products with some limited DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches. In addition, we face competition from vendors that integrate an advertised “full” DPI solution into their products such as Juniper, Ericsson and Foundry.

Most of our competitors are larger, more established and have substantially greater financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.  However, we do not believe there is an entrenched dominant supplier in our market. Based on our belief in the superiority of our technology, we see an opportunity for us to capture meaningful market share and benefit from what we believe will be strong growth in the DPI market.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and other related disclosure of contingent assets and liabilities. On an

Index

ongoing basis, we evaluate these estimates, and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on April 2, 2008.

Management believes that there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on April 2, 2008.  In accordance with SEC guidance, we believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.  These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2007.

•                              Revenue recognition;

•                              Stock-based compensation expense;

•                              Long-lived assets, including finite lived purchased intangible assets; and

•                              Deferred tax valuation allowance.

Results of Operations

Subsequent to the acquisition of Netintact AB and Netintact PTY in fiscal year 2006, we began to recognize increased revenues, operating costs, and other expenses associated with our expanded operations and the introduction of Netintact’s PacketLogic product line to a broader customer base.

Index

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of total net revenue for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008		2007		2008		2007
	(In thousands except percentages)
Sales
Product Sales	$2,205	84%	$1,876	89%	$3,539	82%	$3,687	90%
Support Sales	410	16%	241	11%	792	18%	415	10%
Total Sales	2,615	100%	2,117	100%	4,331	100%	4,102	100%
Cost of sales
Product cost of sales	1,305	50%	1,062	50%	2,394	55%	1,880	46%
Support cost of sales	156	6%	100	5%	298	7%	193	5%
Total Cost of sales	1,461	56%	1,162	55%	2,692	62%	2,073	51%
Gross profit	1,154	44%	955	45%	1,639	38%	2,029	49%

Operating expenses:
Engineering	1,026	39%	691	33%	1,689	39%	1,534	37%
Sales and Marketing	2,344	90%	1,824	86%	4,368	101%	3,287	80%
General and Administrative	1,971	75%	1,327	63%	3,496	81%	2,212	54%
Total operating expenses	5,342	204%	3,843	182%	9,553	221%	7,033	171%
Loss from operations	(4,187)	-160%	(2,888)	-136%	(7,914)	-183%	(5,004)	-122%

Other income (expense)
Interest and other income	15	1%	23	1%	26	1%	41	1%
Interest and other expense	(27)	-1%	(9)	0%	(35)	-1%	(11)	0%
Total other income (expense)	(12)	0%	14	1%	(9)	0%	31	1%

Net loss before taxes	(4,199)	-161%	(2,874)	-136%	(7,923)	-183%	(4,973)	-121%
Income tax benefit	283	11%	265	12%	522	12%	505	12%
Net loss after taxes	$(3,917)	-150%	$(2,609)	-123%	$(7,401)	-171%	$(4,468)	-109%

Comparison of three and six month periods ended June 30, 2008 and 2007

Revenues

Our revenue is derived from sales of our hardware appliances, bundled software licenses (product revenue), and from product support, training, and other services (support revenue).  The Company currently operates from three legal entities including Procera (Americas), Netintact (Europe, Middle East, Africa or EMEA), and Netintact PTY (Asia Pacific or APAC). The tables below present the breakdown of revenue by entity and by category.

By Entity

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Americas	$648	$662	(2)%	$1,280	$1,590	(20)%
EMEA	1,275	976	31	1,690	1,698	(0)
APAC	692	479	44	1,361	814	67
Total	$2,615	$2,117	24%	$4,331	$4,102	6%

By Category

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Net product revenue	$2,205	$1,876	18%	$3,539	$3,687	(4)%
Net support revenue	410	241	70	792	415	91
Total revenue	$2,615	$2,117	24%	$4,331	$4,102	6%

Index

Revenue for the three months ended June 30, 2008 was $2.615 million, and increase of $.498 million, or 24% from $2.117 million for the three months ended June 30, 2007.  During the current quarter, the Company introduced the PL10000 product line which expands the markets addressable by our products to include large, Tier 1 service providers.  The increase in revenue between the two periods resulted from the introduction of the PL10000 product family of approximately $386,000 and all other products with increased revenue of approximately $100,000.

Revenue for the six months ended June 30, 2008 was $4.331 million, an increase of  approximately $229,000, or 6% over the three months ended June 30, 2007.  The increase in revenue between these two periods resulted from the introduction of the PL10000 family, offset by all other products which decreased by approximately $137,000.  In the first six months of 2007, the EMEA region had two orders totaling over $900,000 or 53% of the 6 month total for the region.  During 2008, no individual order represented more than 10% of the total revenue.  During the first quarter of 2008, the Company implemented changes in sales and marketing management and support personnel, resulting in what we expect will be short term sales productivity changes.  The company expanded its channel presence in the APAC region in the later part of 2007, resulting in improved sales performance in this area. These personnel changes, in addition to hiring a new CEO in early 2008 have resulted in our gaining significantly more experience in our targeted marketplace.

Cost of Sales

Costs of sales include direct material costs for products sold, direct labor and manufacturing overhead, quality, manufacturing management and adjustments to inventory values, including reserves for slow moving, obsolete inventory, engineering changes.  Additional elements of costs of sales include cost of post contract support and the amortization of acquired assets associated with the revenue generation process.  The company regularly adjusts the value of assets to reflect the company’s policy of valuing inventory at lower of cost or market on a first-in, first-out basis.  The following tables present the breakdown of cost of sales by entity and by category.

By Entity

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Americas	$326	$420	(22)%	$773	$728	6%
EMEA	541	253	114	722	408	77
APAC	212	108	97	434	173	150
Amortization of Acquired Assets	382	382	—	763	763	—
Total costs of sales	$1,461	$1,162	26%	$2,692	$2,073	30%

Index

By Category

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Materials	$662	$602		$1,032	$898
Percent of net product revenue	30%	32%	2%	29%	24%	-5%
Applied labor and overhead	200	133		373	249
Percent of net product revenue	9%	7%	-2%	11%	7%	-4%
Other indirect costs	62	(55)		226	(30)
Percent of net product revenue	3%	-3%	-6%	6%	-1%	-7%
Product Costs	924	680		1,631	1,117
Percent of net product revenue	42%	36%	-6%	46%	30%	-16%

Support costs	156	100		298	193
Percent of net support revenue	38%	42%	4%	38%	46%	9%

Amortization of Acquired Assets	382	382	0%	763	763	0%
Percent of net total revenue	15%	18%		18%	19%

Total costs of sales	$1,461	$1,162		$2,692	$2,073
Percent of net total revenue	56%	55%	-1%	62%	51%	-12%

Our product cost of goods sold for the three month period ended June 30, 2008 increased as a percentage of total net product sales by 6% when compared to the three month period ended June 30, 2007.  Material costs improved by 2% due to product mix and a higher average sales price, or ASP than the same period in 2007.  Labor and overhead increased during this period as the Company increased investment in hardware and software product quality.  Indirect costs increased by 6% of product sales primarily due to a favorable physical inventory adjustments in 2007.

Product costs of goods sold for the six month period ended June 30, 2008 increased as a percentage of product sales by 16% over the six month period ended June 30, 2007.  Direct materials costs as a percentage of net product sales increased due to product mix; during first quarter of 2007, the Company received a large order for software upgrades which had a significant one time favorable impact on margins.  Applied labor and overhead and other indirect costs in 2008 were unfavorable to the same period in 2007 by 4% as a result of expanding quality resources.  Other product related costs increased by 7% as a result of the favorable 2007 inventory result and the incremental quality spending.

The amortization of acquired assets is projected to be completed in the third quarter of 2009.  Amortization costs were between 15% and 19% of product and post contract support (“PCS”) revenue.

Gross Profit

Our gross profit, as a percentage of net sales, for the three and six month period ended June 30, 2008 decreased by 1% and 11% respectively over the same periods in 2007.  Gross profits were lower for the three and six month periods ended June 30, 2008 and 2007 as a result of  (i) an unfavorable product mix in 2008 vs. 2007 (ii) favorable inventory adjustments in 2007 vs. 2008 (iii) an increased investment in product quality in 2008.

The following table represents our gross profit by entity.

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Americas	$322	$242	33%	$507	$862	(41)%
EMEA	734	723	2	968	1,290	(25)
APAC	480	371	29	927	641	45
Amortization of Acquired Assets	(382)	(382)	—	(763)	(763)	—
Total	$1,154	$955	21%	$1,639	$2,029	(19)%
Percent of net product sales	44%	45%		38%	49%

Index

Operating Expense

Operating expenses for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Research and development	$1,026	$692	48%	$1,689	$1,534	10%
Sales and marketing	2,344	1,825	28	4,368	3,288	33
General and administrative	1,972	1,327	49	3,496	2,212	58
Total	$5,341	$3,843	39%	$9,554	$7,033	36%

Research and Development

Research and development expenses consisted of costs associated with personnel, prototype materials, initial product certifications and equipment costs.  Research and development costs are primarily categorized as either sustaining (efforts for products already released) or development costs (associated with new products).

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Research and development	$1,026	$692	48%	$1,689	$1,534	10%

As a percentage of net revenue	39%	33%		39%	37%

Research and development expense for the three month period ended June 30, 2008 versus 2007 increased by $334,000 versus the same period in 2007.  The primary cost increases included product introduction costs (prototype materials, product certifications and pre-production samples) of $72,000 and travel of $74,000.  In addition, the fair market value or warrants issued to consultants during the quarter increased by $152,000.  Research and development expense for the six month period ended June 30, 2008 versus 2007 increased by $155,000 primarily due to the fair value of warrants issued.

Included in research and development expense are non cash costs associated with stock based compensation of $72,015 and $69,327 for the three month periods ended June 30, 2008 and 2007, respectively, and $140,868 and $142,226 for the six months ended June 30, 2008 and 2007, respectively.  In addition, non-cash costs associated with the fair value of warrants issued to consultants who are included in research and development expense are $152,255 and $2,343 for the three and six month periods ended June 30, 2008 and 2007, respectively.

Sales and Marketing

Sales and marketing expenses primarily included personnel costs, sales commissions, and marketing expenses such as trade shows, channel development, and literature.

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

Sales and Marketing	$2,344	$1,825	28%	$4,368	$3,288	33%

As a percentage of net revenue	90%	86%		101%	80%

Sales and marketing expenses for the three month period ended June 30, 2008 increased by $519,000 over the same three month period in 2007.  The company undertook a major launch of the PL10000 product family and attended two major trade shows and a number of regional shows during the quarter.  Costs associated with product repositioning, rebranding and public relations increased by $216,000 and trade show related expenses increased by $78,000.  Personnel costs increased by $168,000 as a result of the reorganization of sales and marketing personnel which was completed at the end of the first quarter 2008.

Sales and marketing expenses for the six month period ended June 30, 2008 increased by $1,080,000 over the six month period ended June 30, 2007.  Personnel costs increased by $638,000 as a result of the sales and marketing reorganization which took place during the first quarter of 2008 and restructuring costs.  Marketing related costs increased by $235,000 related to higher public relations, rebranding and trade show costs.  Bad debt expense increased by $50,000 and non-cash costs associated with

Index

stock based compensation increased by $110,000

For the three month periods ended June 30, 2008 and 2007, the following non-cash costs are included in Sales and Marketing expense; stock based compensation of $47,350 and $44,447 respectively; fair value of warrants issued for services of $47,351 and $44,448, respectively; fair value of warrants issued for services of $82,267 and $0, respectively; amortization of Netintact related acquisition costs of $185,333 and $185,333 respectively.  For the six month periods ended June 30, 2008 and 2007, the following non-cash costs are included in Sales and Marketing expense; stock based compensation of $235,864 and $125,207 respectively; fair value of warrants issued for services of $82,267 and $43,997, respectively; amortization of Netintact related acquisition costs of $370,666 and $370,666 respectively.

General and Administrative

General and administrative expenses consisted primarily of personnel and facilities costs related to our executive, finance, human resources, and legal organizations, fees for professional services, and amortization of intangible assets.  Professional services included costs associated with legal, audit, and investor relations consulting costs.

	For the three months			For the six months
	ended June 30,			ended June 30,
	2008	2007	Change	2008	2007	Change
	($ in thousands)			($ in thousands)

General and administrative	$1,972	$1,327	49%	$3,496	$2,212	58%

As a percentage of net revenue	75%	63%		81%	54%

General and administrative expenses for the three months ended June 30, 2008 increased by $645,000, when compared to the three months ended June 30, 2007.  Major expense increases in the six month period ended June 30, 2008 versus the same period in 2007 include payroll and related costs of $84,000, professional services of $340,000 and non cash costs of $221,000.  Headcount during the period increased by 3 and the professional services increased related to investment banking, legal and audit services associated with the filing of an S-1 registration statement.  For the six month period ended June 30, 2008 general and administrative expenses increased by $1,284,000 when compared to the six months ended June 2007.  The primary increases in expenses include payroll and related costs of $422,000, professional services of $477,000 and non cash costs of $351,000.  Additional costs not previously mentioned include the incremental Audit and Legal expenses associated with accelerated filing and our initial SOX evaluation.

Non-cash costs in general and administrative expense for the three month ended June 30, 2008 and 2007 were $638,903 and $416,999 including Stock based compensation of $259,343 and $109,401 respectively, fair value of warrants issued for service of $72,962 and $0 respectively, investor relations services received for warrants of $122,265 and $122,265 respectively and amortization of costs associated with the Netintact acquisition of $185,333 and $185,333.

Non-cash costs in general and administrative expense for the six months ended June 30, 2008and 2007 were $1,120,869 and $769,446 and include stock based compensation of $433,711 and $184,335, respectively, fair value of warrants issued for services of $71,962 and $13,275 respectively, Investor relations services of $244,530 and $201,170 respectively and amortization costs associated with Netintact acquisition of $370,666 and $370,666 respectively.

Interest and Other Income (Expense), Net

Net Interest and other income decreased by $26,000 during the period ended June 30, 2008 as compared to the same period in 2007.  Average cash balances were lower during 2008 resulting in lower interest income.  The company also incurred higher other expenses associated with the write off of unamortized facility expenses as a result of moving our main Swedish facility.  Net interest and other income decreased by $39,000 during the six month period ended June 30, 2008 versus 2007.  Average cash balances and interest rates were higher during the first quarter of 2007, resulting in higher interest income during that quarter.

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as State of California.  The tax benefit results primarily from the amortization of a purchase accounting adjustment.  The Company has established a valuation allowance for substantially all of its deferred tax assets.  The valuation allowance was calculated in accordance with the provisions of SFAS No.  109, which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Index

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments, which were classified as “available for sale” and consisted of highly liquid financial instruments:

	For the six months
	ended June 30,
	2008	2007
	($ in thousands)

Cash and Cash equivalents
Beginning Balance-January 1,	$5,864	$5,214
Ending Balance-June 30	2,786	8,926

Change in Cash and Cash Equivalents	$(3,078)	$3,712

The cash and cash equivalents balance decreased during the six months ended June 30, 2008 and 2007 by approximately $3,078,000 and increased during the six months ended June 30, 2007 by approximately $3,712,000.

	For the six months
	ended June 30,
	2008	2007
	($ in thousands)

Net cash (Used in) by operating activities	$(5,391)	$(2,179)
Net cash provided by (used in) investing activities	(148)	(181)
Net cash provided by financing activities	2,388	6,090
Effect of exchange rate changes on cash and cash equivalents	73	(18)
Net increase (decrease) on cash and cash equivalents	$(3,078)	$3,712

During the six month periods ended June 30, 2008 and 2007, our net cash flow was $(3,078,000) and $3,712,000.  Our net loss, adjusted for non cash items resulted in use of cash of $(4,271,000) and $(1,789,000) respectively in the same time period.  During the six month period ended June 30, 2008, investments is assets, net of liabilities were $(1,121,000) primarily due to investment in inventory and receivables due to growth in sales and the resulting impact of a longer sales cycle for our newest product line.  During the six month period ended June 30, 2007, investments in assets, net of liabilities were $(390,000) primarily due to investment in accounts receivable.

In the six months ended June 30, 2008, we generated $2,387,000 from investment activities, primarily from the exercise of warrants issued with our December 2004 private investment financing.  During the same period in 2007, our cash flow from financing activities was $6,090,000, primarily as a result of a private investment financing which was completed in July 2007.

We believe that we will be able to sustain a modest level of growth with our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, for anticipated cash needs for working capital and capital expenditures through June 30, 2009.  If necessary, we would consider curtailing some of our operating expenditures and reduce our operating expense categories if we believe that sufficient cash in not available.  our In order to grow beyond this modest level, we will seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties.  The sale of additional equity or convertible debt securities could result in dilution to our stockholders.  If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations.  Any corporate collaboration or licensing arrangements may require us to relinquish valuable rights.  Additional financing may not be available at all, or in amounts or upon terms acceptable to us.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.

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

Index

Off Balance Sheet Arrangements

As of June 30, 2008, the Company had no off-balance sheet items as described by Item 303(a) (4) of SEC Regulation S-K. We  have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk, or credit risk support.

Contractual Obligations

As of June 30, 2008, the Company certain equipment under capital leases that expire at various dates through 2012.  Our capital leases are located in Sweden with interest rates ranging  from 1-6%.  The Company leases facility space under non-cancelable operating leased in California, Sweden and Australia that extend through 2014.

Procera also leases office space and under non-cancelable operating leases with various expiration dates through 2014.  The details of these contractual obligations are further explained in item 12 of our Notes to Interim condensed consolidated financial statements

Deferred Revenue

The following table describes our unearned deferred revenue as of June 30, 2008 and December 31, 2007.

	June 30, 2008	Dec. 31, 2007	Increase (Decrease)
	(in thousands, except percentages)
Deferred revenue	$1,037	$958	$79	8%

Product sales include post contract support and hardware maintenance services which are deferred until earned.  The contract period typically is one year but can range up to three years.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is deferred until receipt of end-user acceptance until such history has been established.  The increase in deferred revenue is reflective of an increasing base of customers and related support contract renewals on historical sales.

Material Commitments of Capital

We use third-party contract manufacturers to assemble and test our products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventory, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on their behalf based on a rolling production forecast provided by the Company.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of June 30, 2008, we had no open non-cancelable purchase orders with third-party manufacturers.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. Our partial adoption of SFAS 157 did not have a material effect on our consolidated financial statements as of and for the three months ended June 30, 2008.

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

Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51,” or FAS 160. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not believe that FAS 160 will have any material impact on our consolidated financial statements.

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

We are exposed to some market risk through interest rates related to our investment of current cash and cash equivalents of approximately $2.8 million at June 30, 2008. Based on this balance, a change of one percent in interest rate would cause an annual change in interest income of $29,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Foreign Currency Rate Fluctuations

The Company’s earnings and cash flows at its subsidiaries Netintact AB and Netintact PTY are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in each subsidiary’s functional currency which are the Australian Dollar or the Swedish Krona.

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

Index

In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  As described above, we identified a material weakness as of December 31, 2007 that we had not fully remediated as of June 30, 2008. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of that material weakness that remains outstanding, the Company’s Disclosure Controls, as of June 30, 2008, were, therefore, still not effective.

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

Remediation of Certain Controls Associated with the Financial Reporting and Preparation of Financial Statements

Management introduced new procedures in the first and second quarter of 2008 to address the financial reporting issues.

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

In the first six months of 2008, management began to evaluate its personnel, develop a plan to enhance the current staff’s capabilities and assess whether additional resources with appropriate accounting knowledge and experience were required. Management will continue to evaluate and to implement remediation efforts with respect to the identified weaknesses. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate these matters.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Currently, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Index

Item 1A.                          Risk Factors.

Risks Related to Our Business

We have a limited operating history on which to evaluate our company.

We were founded in 2002 and became a public company in October 2003 upon our merger with Zowcom, Inc., a publicly-traded Nevada corporation having no operations. Prior to our acquisitions of the Netintact companies, we were a development stage company, devoting substantially all our efforts and resources to developing and testing new products and preparing for the introduction of our products into the marketplace. During this period, we generated insignificant revenues from sales of our products. We completed our share exchange with Netintact AB on August 18, 2006 and Netintact PTY on September 29, 2006. The products we sell are derived primarily from Netintact. While we have the experience of Netintact operations on a stand-alone basis, we have had limited operating history on a combined basis upon which we can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be achieved from our combined operations.

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

For the fiscal years ended December 31, 2007, December 31, 2006 and January 1, 2006 we had losses from operations of $13.6 million, $7.8 million and $6.7 million, respectively. We expect to continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our company.

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations, together with debt or equity financing that management believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through June 30, 2009.

However, a number of factors may negatively impact our expectations, including, without limitation:

•                  lower than anticipated revenues;

•                  higher than expected cost of goods sold or operating expenses; or

•                  the inability of our customers to pay for the goods and services ordered.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences

Index

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

Our PacketLogic family of products is currently our only suite of products. All of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization.

All of our current revenues and much of our anticipated future growth depend on our ability to continue and grow the commercialization of our PacketLogic family of products. We do not currently have plans or resources to develop additional product lines, so our future growth will largely be determined by market acceptance of our PacketLogic products. If customers do not adopt, purchase and deploy our PacketLogic products, our revenues will not grow and may decline.

Future financial performance will depend on the introduction and acceptance of our PL10000 product line and our future generations of PacketLogic products.

Our future financial performance will depend on the development, introduction and market acceptance of new and enhanced products that address additional market requirements in a timely and cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future.

We recently introduced our PL10000 product line. When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales and exposing us to greater risk of product obsolescence.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our CEO, James Brear, and our CTO, Alexander Haväng. Mr. Brear joined the Company and became our CEO in February 2008. The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In California, where we are headquartered, non-competition agreements with employees are generally unenforceable. As a result, if a California employee leaves the Company he or she will generally be able to immediately compete against us.

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

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products and add additional features, our competitiveness may be harmed and the average selling prices for our products may decrease over time. Such a decrease would generally result from the introduction of competing products and from the standardization of DPI technology. To counter this trend, we endeavor to enhance our products by offering higher system speeds

Index

and additional features, such as additional protection functionality, supporting additional applications and enhanced reporting tools. We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices decline. If we are unable to reduce these costs or to offer increased functionally and features, our profitability may be adversely affected.

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

We compete in a rapidly evolving and highly competitive sector of the networking technology market, on the basis of price, service, warranty and the performance of our products.  We expect competition to persist and intensify in the future from a number of different sources. Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Cisco Systems/P-Cube, Allot, Arbor/Ellacoya, BlueCoat/Packeteer, Juniper, Ericsson Foundry Networks and Sandvine, as well as other companies which sell products incorporating competing technologies. In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software. Lastly, we face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Some of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. We have encountered, and expect to encounter, customers who are extremely confident in, and committed to, the product offerings of our competitors. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher

Index

performance or additional features or be introduced earlier than our solutions. Given the potential opportunity in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

Index

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

There are certain original equipment manufacturer (“OEM”) sourced components which, if the supplier were to fail to adequately supply to us, our products sales may suffer.

Reliance upon OEMs, as well as industry supply conditions generally involves several additional risks, including the possibility of a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). Most all our hardware products, or the components of our hardware components, are based on industry standards and are therefore available from multiple manufacturers. If our supplier were to fail to deliver, alternative suppliers are available, although qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.  However, in some specific cases we have single-sourced components, because alternative sources are not currently available.  If these components were to become not available, we could experience more significant, though temporary, supply interruptions, delays, or inefficiencies, adversely affecting our results of operations.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lose sales.

Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are first released to the marketplace. For example, we recently announced the introduction of our PL10000 product line. As with any new product introduction, previously unaddressed errors in our PL10000 product line’s accuracy or reliability, or issues with its performance, may arise. We expect that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if our products are not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

Sales of our products to large broadband service providers can involve a lengthy sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expended significant resources without making any sales.

Our sales cycles are generally lengthy, as our customers undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer until that end-customer decides to incorporate our products in its network. We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment of our products by a large broadband service provider may last several years. Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System, or NEBS, certification requirements, which relate the reliability of telecommunications equipment. While our PacketLogic products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

Due to our lengthy sales cycle, particularly to larger customers, and our revenue recognition practices, we expect our revenue may fluctuate dramatically from period to period. In pursuing sales opportunities with larger enterprises, we expect that we will make fewer sales to larger entities, but that the magnitude of individual sales will be greater. As such, when we recognize a large sale, particularly given our small size, we may report rapid revenue growth in the period that the revenue from the large

Index

sale, which may not be repeated in an immediately subsequent period. As such, our revenues could fluctuate dramatically from period to period, which could cause the price of our common stock to similarly fluctuate. In addition, even once we have received commitments from a customer to purchase our products, in accordance with our revenue recognition practices we may not be able to recognize and report the revenue from that purchase for months or years. As a result, there could be significant delays in our receipt and recognition of revenue following sales orders for our products.

In addition, if a competitor succeeds in convincing a large broadband service provider to adopt that competitor’s product, it may be difficult for us to displace the competitor because of the cost, time, effort and perceived risk to network stability involved in changing solutions. As a result we may incur significant expense without generating any sales.

Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States Dollar against foreign currencies.

A significant percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. As we expand, we could be exposed to exchange rate fluctuations in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies.

Legislative actions, higher insurance costs and new accounting pronouncements are likely to impact our future financial position and results of operations.

Legislative and regulatory changes and future accounting pronouncements and regulatory changes have, and will continue to have, an impact on our future financial position and results of operations. In addition, insurance costs, including health and workers’ compensation insurance premiums, have been increasing on an historical basis and are likely to continue to increase in the future. Recent and future pronouncements associated with expensing executive compensation and employee stock option may also impact operating results. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Our internal controls may be insufficient to ensure timely and reliable financial information.

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

We described a material weakness with our internal controls under Item 9A of our Annual Report for the year ended December 31, 2007, as follows: we did not complete our annual report on Form 10-K and financial reports in sufficient time to allow for review and comment, which resulted in a significant number of last minute changes and could have resulted in material errors to the financial statements. We also identified significant deficiencies in our internal controls.

Failure to address the identified weakness and significant deficiencies in a timely manner might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines with the SEC. Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal control over financial reporting, including the enhancement of

Index

systems and procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information. We have a small accounting staff and limited resources and expect that we will continue to be subject to the risk of additional material weaknesses and significant deficiencies.

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

Accounting charges may cause fluctuations in our annual and quarterly financial results which could negatively impact the market price of our common stock.

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

The foregoing types of accounting charges may also be incurred in connection with or as a result of business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges. Our effective tax rate may increase, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•                  changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•                  changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•                  changes in accounting and tax treatment of stock-based compensation;

•                  the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•                  tax assessments, or any related tax interest or penalties, which could significantly affect our income tax expense for the period in which the settlements take place.

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

Index

redundant capacity in Sweden in the event of a natural disaster or catastrophic event in Silicon Valley. In the event of such an occurrence, our business could nonetheless suffer. The operations in Sweden are subject to disruption by extreme winter weather.

Acquisitions may disrupt or otherwise have a negative impact on our business.

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies. In 2006, we completed acquisitions of the Netintact entities. These and any future acquisitions could distract our management and employees and increase our expenses.

In addition, following any acquisition, including our acquisition of the Netintact entities, the integration of the acquired business, product, service or technology is complex, time consuming and expensive, and may disrupt our business. These challenges include the timely and efficient execution of a number of post-transaction integration activities, including:

•                  integrating the operations and technologies of the two companies;

•                  retaining and assimilating the key personnel of each company;

•                  retaining existing customers of both companies and attracting additional customers;

•                  leveraging our existing sales channels to sell new products into new markets;

•                  developing an appropriate sales and marketing organization and sales channels to sell new products into new markets;

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

Risks Related to Our Industry

Demand for our products depends, in part, on the rate of adoption of bandwidth-intensive broadband applications, such as peer-to-peer, or P2P, and latency-sensitive applications, such as voice-over-Internet protocol, or VoIP, Internet video and online video gaming applications.

Our products are used by broadband service providers and enterprises to provide awareness, control and protection of Internet traffic by examining and identifying packets of data as they pass an inspection point in the network, particularly bandwidth-intensive applications that cause congestion in broadband networks and impact the quality of experience of users. In addition to the general increase in applications delivered over broadband networks that require large amounts of bandwidth, such as P2P applications, demand for our products is driven particularly by the growth in applications which are highly sensitive to network delays and therefore require efficient network management. These applications include VoIP, Internet video and online video gaming applications. If the rapid growth in adoption of VoIP and in the popularity of Internet video and online video gaming applications does not continue, the demand for our products may not grow as anticipated.

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

Index

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

The market for DPI technology is still emerging and the majority of our sales to date have been to small and midsize broadband service providers and enterprises. We believe that the Tier 1 carriers, as well as cable and mobile operators, present a significant market opportunity and are an important element of our long term strategy, but they are still in the early stages of adopting and evaluating the benefits and applications of DPI technology. Carriers may decide that full visibility into their networks or highly granular control over content based applications is not critical to their business. They may also determine that certain applications, such as VoIP or Internet video, can be adequately prioritized in their networks by using router and switch infrastructure products without the use of DPI technology. They may also, in some instances, face regulatory constraints that could change the characteristics of the markets. Carriers may also seek an embedded DPI solution in capital equipment devices such as routers rather than the stand-alone solution offered by us. Furthermore, widespread adoption of our products by carriers will require that they migrate to a new business model based on offering subscriber and application-based tiered services. If carriers decide not to adopt DPI technology, our market opportunity would be reduced and our growth rate may be harmed.

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

We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must be compliant with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

Risks Related to Ownership of Our Common Stock

Our common stock price is likely to be highly volatile.

The market price of our common stock is likely to be highly volatile as is the stock market in general, and the market for small cap and micro cap technology companies, such as ourselves, in particular, has been highly volatile. For example, between January 1, 2008 and August 13, 2008, the closing price of our common stock has ranged from a low of $0.90 per share to a high of $2.33 per share.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility. In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices. Factors that could cause such volatility may include, among other things:

•                  actual or anticipated fluctuations in our quarterly operating results;

•                  announcements of technological innovations by our competitors;

•                  changes in financial estimates by securities analysts;

•                  conditions or trends in the network control and management industry;

Index

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

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At August 5, 2008 there were 78,270,633 shares of common stock outstanding, warrants to purchase 4,137,655 shares of common stock, and stock options to purchase 8,823,358 shares of common stock. In addition, we have an authorized reserve of 2,548,916 shares of common stock which we may grant as stock options or other equity awards pursuant to our stock option plans.

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

Sales of a substantial number of shares of common stock after the date of this prospectus could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 5, 2008 we had 78,270,633 shares of common stock outstanding.

As of August 5, 2008, we had warrants outstanding that are exercisable for the purchase of an aggregate of 4,137,655 or shares of our common stock, and outstanding options that are exercisable for the purchase of an aggregate of 8,823,358 shares of our common stock.  If, and to the extent, outstanding options or warrants are exercised, you will experience dilution to your holdings. In addition, shares issuable upon exercise of our outstanding warrants and stock options may be immediately sold pursuant to an effective registration statement. If a warrant or option holder exercises a warrant or an option at an exercise price that is less than the prevailing market value of our common stock, the holder may be motivated to immediately sell the resulting shares to realize an immediate gain, which could cause the trading price of our common stock to decline.

In connection with our acquisition of the Netintact entities in 2006, we entered into a lock-up agreement with the former Netintact shareholders under which they agreed not to sell the approximately 19,000,000 shares of our common stock that were issued to them as consideration for the acquisition or issuable upon exercise of warrants issued in connection with the acquisition. One- third of the shares and shares issuable on exercise of warrants were released from the lock-up on the first year anniversaries of the acquisitions, on August 18, 2007 and September 29, 2007. An additional third, totaling approximately 6,333,333 shares, will be released on the second anniversaries of the acquisitions, with 6,040,000 shares being released on August 18, 2008 and 293,333 shares being released on September 29, 2008. The balance of the shares will be released on the third year anniversaries of the acquisitions, with 6,040,000 shares being released on August 18, 2009 and 293,333 shares being released on September 29, 2009. Once released from lock-up, the shares are freely tradable and may generally be sold without restriction, which could cause the trading price of our common stock to decline.

The American Stock Exchange may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our shares of common stock are listed on the American Stock Exchange. Maintaining our listing on the American Stock Exchange requires that we fulfill certain continuing listing standards including maintaining a trading price for our common stock

Index

that the American Stock Exchange does not consider unduly low and adhering to specified corporate governance requirements. If the American Stock Exchange delists our securities from trading, we could face significant consequences, including:

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

•                  a limited amount of news and analyst coverage for our company; and

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

Nevada law and our articles of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in our management team that our stockholders may consider favorable or otherwise have the potential to impact our stockholders’ ability to control our company.

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

Index

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that, even if the funds are legally available, the dividends will be paid.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, two warrant holders exercised their warrant rights to acquire 82,332 shares of our common stock in a cashless exchange for 104,720 warrant rights.

During the three months ended June 30, 2008, the company issued 17,850 shares of our common stock for services performed with a fair value of $25,000.

For each of the foregoing issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933 as amended.

Item 3.                                   Defaults Upon Senior Securities.

Not applicable.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

None

Item 5.                                   Other Information.

Subsequent Event

On August 11, 2008 the company announced  expected financial results.  In that announcement, the quarter ended June 30, 2008 cost of goods sold were understated by $155,925 and should have been stated as $1,460,830 and operating expenses were overstated by $155,925 and should have been stated as $5,341,606.  Sales and net income for the period remained unchanged from the information released.

Item 6.                                   Exhibits

3.1	Articles of Incorporation included as Exhibit 3.1 to our Form SB-2 filed on February 11, 2002 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation filed on October 13, 2005 included as Exhibit 99.1 to our Form 8-K filed on October 12, 2005 and incorporated herein by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008 and included as Exhibit 3.3 to our Form 10-Q filed on May 12, 2008 and incorporated herein by reference.

3.4	Amended and Restated Bylaws adopted on August 16, 2007and included as Exhibit 3.4 to our Form 10-Q filed on May 12, 2008 and incorporated herein by reference.

4.1	Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our Form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.2	Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our Form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.3	Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our Form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.5	Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our Form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.6	Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our Form 8-K filed on November 30, 2006 and incorporated herein by reference.

Index

4.7	Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.8	Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.9	Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our on Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.10	Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our Form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.11	Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our Form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.12	Form of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our current report Form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.13	Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.14	Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.15	Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

31.1

Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Thomas H. Williams, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Thomas H. Williams, Principal Financial Officer.*

*                 Filed concurrently herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Thomas H. Williams
Date: August 15, 2008		Thomas H. Williams, Chief Financial Officer
(Principal Financial Officer)

Index

Exhibit Index

3.1	Articles of Incorporation included as Exhibit 3.1 to our Form SB-2 filed on February 11, 2002 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation filed on October 13, 2005 included as Exhibit 99.1 to our Form 8-K filed on October 12, 2005 and incorporated herein by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008 and included as Exhibit 3.3 to our Form 10-Q filed on May 12, 2008 and incorporated herein by reference.

3.4	Amended and Restated Bylaws adopted on August 16, 2007 and included as Exhibit 3.4 to our Form 10-Q filed on May 12, 2008 and incorporated herein by reference.

4.1	Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our Form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.2	Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our Form 8-K filed on July 17, 2007 and incorporated herein by reference.

4.3	Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our Form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.5	Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our Form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.6	Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our Form 8-K filed on November 30, 2006 and incorporated herein by reference.

4.7	Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.8	Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.9	Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our on Form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.10	Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our Form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.11	Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our Form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.12	Form of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our current report Form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.13	Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.14	Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.15	Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our Form SB-2 filed on October 5, 2007 and incorporated herein by reference.

31.1

Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Thomas H. Williams, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Thomas H. Williams, Principal Financial Officer.*

*                 Filed concurrently herewith.