Form 10-Q
period 2008-09-30
PROCERA NETWORKS INC
filed 2008-11-12
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______ ..

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

As of November 7, 2008, the registrant had 84,198,491 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

INDEX

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

 Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2008 (Unaudited)	Dec 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$4,825,674	$5,864,648
Accounts receivable, less allowance of $175,135 and $241,062 for September 30, 2008 and December 31, 2007, respectively	3,204,549	1,819,272
Inventories, net	2,120,786	1,320,022
Prepaid expenses and other	1,012,789	520,137

Total current assets	11,163,798	9,524,079

Property and equipment, net	3,272,314	4,476,224
Purchased intangible assets, net	1,324,155	2,403,405
Goodwill	960,209	960,209
Other non-current assets	47,557	47,805

Total assets	$16,768,033	$17,411,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,250,770	$668,289
Deferred revenue	1,091,369	957,891
Accrued liabilities	1,345,146	1,572,975
Notes payable-current portion	550,000	-
Capital leases payable-current portion	17,205	33,867

Total current liabilities	4,254,490	3,233,022

Non-current liabilities
Deferred rent	24,539	7,797
Deferred tax liability	955,143	1,734,855
Capital leases payable - non-current portion	47,423	62,773

Total liabilities	5,281,595	5,038,447

Commitments and contingencies (Note 13)	---	---

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized: none issued and outstanding	---	---
Common stock, $0.001 par value; 130,000,000 shares authorized; 84,142,569 and 76,069,233 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	84,143	76,069
Additional paid-in capital	60,705,570	50,058,560
Accumulated other comprehensive gain (loss)	(312,017)	76,861
Accumulated deficit	(48,991,258)	(37,838,215)

Total stockholders' equity	11,486,438	12,373,275

Total liabilities and stockholders' equity	$16,768,033	$17,411,722

See accompanying notes to interim condensed consolidated financial statements

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Sales
Product sales	$2,209,605	$1,377,830	$5,748,372	$5,073,625
Support sales	479,568	267,828	1,271,874	673,962
Total sales	2,689,173	1,645,658	7,020,246	5,747,587
Cost of sales
Product cost of sales	1,788,622	957,357	4,209,445	2,837,300
Support cost of sales	125,654	117,213	423,797	310,176
Total cost of sales	1,914,276	1,074,570	4,633,242	3,147,476

Gross profit	774,897	571,088	2,387,004	2,600,111

Operating expenses:
Engineering	809,201	768,885	2,497,734	2,302,908
Sales and marketing	2,094,101	1,953,365	6,435,501	5,240,486
General and administrative	1,896,837	1,267,291	5,392,988	3,479,012
Total operating expenses	4,800,139	3,989,541	14,326,223	11,022,406

Loss from operations	(4,025,242)	(3,418,453)	(11,939,219)	(8,422,295)

Other income (expense)
Interest and other income	27,371	26,181	53,254	57,407
Interest and other expense	(14,569)	(1,034)	(49,373)	(14,981)
Total other income (expense)	12,802	25,147	3,881	42,426

Net loss before taxes	(4,012,440)	(3,393,306)	(11,935,338)	(8,379,869)
Income tax benefit	259,904	300,537	782,295	805,499
Net loss after taxes	(3,752,536)	(3,092,769)	(11,153,043)	(7,574,370)

Other comprehensive income (loss), net	(480,689)	2,316	(388,878)	26,303
Comprehensive loss	$(4,233,225)	$(3,090,453)	$(11,541,921)	$(7,548,067)

Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.14)	$(0.11)
Shares used in computing net loss per share-basic and diluted	79,018,207	73,089,577	77,424,517	70,141,287

See accompanying notes to interim condensed consolidated financial statements

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended Sept. 30,
	2008	2007

Cash flow from operating activities:
Net loss	$(11,153,043)	$(7,548,067)
Adjustments to reconcile net loss to net cash used operating activities:
Common stock issued for services rendered	736,000	323,440
Compensation related to stock-based awards	1,289,196	1,330,076
Fair value of warrants issued to non-employees	306,484	-
Depreciation	1,885,042	1,827,731
Inventory reserve	9,636	7,774
Amortization of intangibles	1,079,250	1,079,250
Changes in assets and liabilities:
Trade accounts receivable	(1,659,264)	(1,785,818)
Inventories	(1,530,681)	(601,199)
Prepaid expenses and other current assets	(508,876)	(58,614)
Accounts payable	604,633	904,934
Accrued liabilities, deferred rent	(154,058)	639,211
Deferred income taxes	(779,712)	(824,585)
Deferred revenue	177,651	500,716
Net cash used in operating activities	(9,697,742)	(4,205,151)

Cash flows used in investing activities:
Purchase of equipment	(724,362)	(551,419)
Net cash used in investing activities	(724,362)	(551,419)

Cash flows from financing activities:
Proceeds from sale of common stock	5,829,118	7,354,403
Proceeds from exercise of warrants	2,175,572	674,178
Proceeds from exercise of stock options	318,712	66,277
Proceeds from issuance of debt instruments	550,000	75,666
Capital lease payments	(28,298)	(26,769)
Net cash provided by financing activities	8,845,104	8,143,755
Effect of exchange rates on cash and cash equivalents	538,026	(7,137)
Net increase (decrease) in cash and cash equivalents	(1,038,974)	3,380,048
Cash and cash equivalents, beginning of period	5,864,648	5,214,177
Cash and cash equivalents, end of period	$4,825,674	$8,594,225

SUPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$93,698	$-
Cash paid for interest	$1,180	$2,928

See accompanying notes to interim condensed consolidated financial statements

Index

Procera Networks, Inc

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1	DESCRIPTION OF BUSINESS

Procera Networks, Inc. together with its wholly owned consolidated subsidiaries, Netintact AB and Netintact PTY ("Procera" or the "Company") is a leading provider of evolved traffic awareness, control and protection products and solutions for broadband service providers worldwide. Procera’s products offer its customers and their users intelligent traffic identification and control service management solutions, a high degree of accuracy in identifying applications running on provider networks, and the ability to optimize the subscriber experience based on management of the identified network traffic.

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

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading.  The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on April 2, 2008, as amended.

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

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no effect on previously report net loss.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries, Netintact AB and Netintact PTY.  All significant inter-company accounts and transactions have been eliminated.

Significant Accounting Policies

There have been no significant changes in Procera's significant accounting policies during the nine months ended September 30, 2008 as compared to what was previously disclosed in Procera's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on April 2, 2008, as amended, except as noted below.

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

Foreign Currency

The functional currency of the Company is the U.S. dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity.  Foreign currency translation adjustments resulted in other comprehensive income or expense of $(480,689) and $2,316 during the three month periods ended September 30, 2008 and 2007, respectively and $(388,878) and $26,303 during the nine month periods ended September 30, 2008 and 2007.

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

Revenue Recognition

The Company’s most common sale involves the integration of the Company’s software and a hardware appliance. The software is essential to the functionality of the product. We account for this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with Incoterms 2000; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

Delivery generally occurs when product title has transferred as identified by the passage of responsibility per the International Chamber of Commerce shipping term (INCOTERMS 2000). The Company’s standard delivery terms are when product is delivered to a common carrier from Procera, or its subsidiaries. However, product revenue based on channel partner purchase orders are recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner's ability to complete the sales process. Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

Since the Company’s customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

Index

In these circumstances, we allocate revenue to each separate element based on its vendor specific objective evidence of fair value ("VSOE"). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. We also consider order size as well as service point (channel versus direct service) in measuring the VSOE of fair value.  Through September 30, 2008, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were post contract hardware and software support and  software updates when and if available.

When we are able to establish VSOE for all elements of the sales order we separate the deferred items accordingly. Revenue is recognized on the deferred items using either the completed-performance or proportional-performance method depending on the terms of the service agreement. When the amount of services to be performed in the last series of acts is so significant in relation to the entire service contract, that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified objectives. Under these conditions, we use the completed-performance method of revenue recognition which is measured by the customer's acceptance. We use the proportional-performance method of deferred revenue recognition when a service contract specifies activities to be performed by the Company and those acts have been repeatedly demonstrated to be within the Company’s core competency. Under this scenario, post contract support revenue is recognized ratably over the life of the contract. The majority of the revenue associated with the Company’s post contract support and service contracts is recognized under the proportional-performance method using the straight line method with the revenue being earned over the life of the contract. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

Stock Option Plans

In August 2003, October 2004 and October 2007 our board of directors and stockholders adopted the 2003 Stock Option Plan, the 2004 Stock Option Plan and the 2007 Equity Incentive Plan, respectively.  The aggregate number of shares authorized for issuance under the 2003 Stock Option Plan and the 2004 Stock Option Plan (together, the “Prior Plans”) was 2,500,000 and, 5,000,000, respectively. The 2007 Equity Incentive Plan (the “2007 Plan”) consolidates and replaces the Prior Plans.

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

As of September 30, 2008, 2,533,916 shares were available for future grants under the 2007 Plan. The options under the 2007 Plan and Prior Plans vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded stock awards and the terms of such awards, including the number of shares subject to such awards, the fair market value of the common stock subject to options, the exercise price per share and other terms.

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

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model.  Expected volatilities are calculated based on the historical volatility of the Company's Common Stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options is based on the simplified method noted in SAB 107.  The risk-free interest rate for periods within the expected life of the option is based on the interest rate of U.S. Treasury notes in effect on the date of the grant.  The following assumptions were used in determining the fair value of stock based awards granted during the three and nine months ended September 30, 2008 and 2007:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007
Expected term (years)	6.8	5.4	6.9	5.5
Expected volatility	93%	94%	94%	94%
Risk-free interest rate	3.70%	4.85%	3.09%	4.84%
Dividend yield	0%	0%	0%	0%

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

The Company recorded $465,510 and $789,466 of stock compensation expense for the three months ended September 30, 2008 and 2007, respectively and $1,289,196 and $1,330,076 for the nine months ended September 30, 2008 and 2007, respectively.  The effect of recording stock based compensation on net loss and basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007 respectively is as follows:

Index

	Three Months ended		Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Stock-based compensation expense	$465,510	$789,466	$1,289,196	$1,330,076
Tax effect on stock-based compensation	-	-	-	-

Net effect on net loss	$465,510	$789,466	$1,289,196	$1,330,076

Effect on basic and diluted net loss per share	$0.01	$0.01	$0.02	$0.02

The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three Months ended		Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Cost of goods sold	$18,193	$5,729	$31,434	$34,916
Research and development	72,267	139,768	213,136	284,378
Selling, general and administrative	375,050	643,969	1,044,626	1,010,782

Stock-based compensaton before income taxes	465,510	789,466	1,289,196	1,330,076

Income tax benefit	-	-	-	-
Total stock-based compensation expenses after income tax	$465,510	$789,466	$1,289,196	$1,330,076

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2007	714,357	6,675,163	$1.42
Authorized	5,000,000	-	-
Granted	(4,999,823)	4,999,823	$1.36
Exercised	-	(486,877)	$0.65
Cancelled	1,819,382	(1,819,382)	$1.65

Balance at Sept. 30, 2008	2,533,916	9,368,727	$1.39	8.6	$416,230

Options vested and expected to vest at Sept. 30, 2008		8,797,437	$1.37	8.5	$456,915

Options vested and exercisable		3,689,401	$1.43	8.2	$355,764

Index

During the three and nine month periods ended September 30, 2008, 219,495 and 836,670 options vested, respectively.  The total fair value of the options that vested (including those canceled) during the same periods was approximately $235,000 and $946,000, respectively.  The weighted average grant date fair value of options granted during the three month periods ended September 30, 2008 and 2007 was $1.41 and $2.96, respectively

As of September 30, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $4,885,987, net of estimated forfeitures.  Total compensation cost will be recognized over an estimated weighted average amortization period of 3.1 years.  The Company has not capitalized any compensation cost, or modified any of its stock option grants during the nine months ended September 30, 2008.  During the three and nine months ended September 30, 2008, 90,745 and 486,877 options were exercised, respectively, and no cash was used to settle equity instruments granted under the Plans.

The Company’s closing stock price on September 30, 2008 was $0.85 per share.  The intrinsic value of vested stock options outstanding as of September 30, 2008 was $416,230.

Dilutive Effect of Employee Stock Options

Basic shares outstanding as of September 30, 2008 and 2007 were 9,368,727 shares and 6,001,000 shares, respectively.  No incremental shares were included in the calculation of diluted net income per share for the periods as to do so would be antidilutive. SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. There was no dilutive effect of in-the-money employee stock options as of September 30, 2008 and 2007 due to the Company incurring a net loss for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three months		Nine months
	ended Sept. 30,		ended Sept. 30,
	2008	2007	2008	2007
Numerator - basic and diluted	$(3,752,536)	$(3,092,769)	$(11,153,043)	$(7,574,370)

Denominator - basic and diluted
Weighted average common shares outstanding	79,018,207	73,089,577	77,424,517	70,141,287
Total	79,018,207	73,089,577	77,424,517	70,141,287
Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.14)	$(0.11)
Antidilutive securities:
Options issued	9,368,727	6,001,000	9,368,727	6,001,000
Warrants	4,302,414	7,769,117	4,302,414	8,080,790
Incentive shares and warrants	–	4,902,000	–	4,902,000
Total antidilutive securities	13,671,141	18,672,117	13,671,141	18,983,790

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 157–Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial position, cash flows, and results of operations.

Index

Financial Accounting Standard No. 160–Noncontrolling Interests in Consolidated Financial Statements–an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements–an Amendment of Accounting Research Bulletin No. 51, or FAS 160. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not believe that FAS 160 will have any material impact on our consolidated financial statements.

Financial Accounting Standard No. 141(revised 2007)–Business Combinations (Revised)

In December 2007, the FASB issued Financial Accounting Standard No. 141(revised 2007), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that FAS 141(R) will have any material impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107, Share-Based Payment, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). We do not expect SAB 110 to have a material impact on our results of operations or financial condition.

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

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Finished goods	1,290,980	$1,062,398
Work in process	562,099	21,287
Raw materials	316,138	292,825
Reserve for obsolescence	(48,431)	(56,488)

Inventories, net	$2,120,786	$1,320,022

6.	GOODWILL AND OTHER INTANGIBLES, NET

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

The Company’s annual evaluations of the carrying value of goodwill, completed in the fourth fiscal quarter of 2007 in accordance with SFAS 142, resulted in no impairment losses. As of September 30, 2008 and 2007, the goodwill attributed to the acquisition of Netintact AB and Netintact PTY was $960,209.

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

The Intangible portion of acquired assets consists of the following at September 30, 2008:

	Gross Intangible	Accumulated Amortization	Net Intangible Assets
Netintact customer base	$4,317,000	$(2,992,845)	$1,324,155

The table below summarizes the approximate amortization expense for the following annual periods subsequent to September 30, 2008 assuming no future acquisitions, dispositions or impairments of intangible assets:

Three month period ending December 31, 2008	$359,750
Year ending December 31, 2009	964,405
Thereafter	–

Projected amortization after September 30, 2008	$1,324,155

Index

7.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Machinery and equipment	$1,292,213	$736,439
Office furniture and equipment	170,796	90,672
Computer equipment	282,833	256,850
Software	6,852,568	6,856,063
Auto	70,531	75,877
Accumulated depreciation	(5,396,627)	(3,539,677)

Property and equipment, net	$3,272,314	$4,476,224

8.	ACCRUED LIABILITIES

Accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Payroll and related	$582,527	$620,191
Audit and legal services	230,226	196,000
Sales, VAT, income taxes	45,774	140,175
Sales commissions	200,272	299,926
Warranty	123,432	64,864
Inventory receipts not invoiced	-	211,606
Other	162,915	40,213

Total	$1,345,146	$1,572,975

Warranty Reserve

The Company provides a warranty for its products and establishes an allowance at the time of sale which is sufficient to cover costs during the warranty period. The warranty period is generally one year. This reserve is included in accrued liabilities.

Changes in the warranty reserve during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007

Beginning balance	$83,307	$33,899	$64,864	$20,950
Less warranty expenditures plus additional provisions	40,125	6,788	58,568	19,737

Ending balance	$123,432	$40,687	$123,432	$40,687

9.	CONCENTRATION OF CREDIT RISK

For the nine months ended September 30, 2008, revenues from our two largest customers accounted for 13% and 10% of revenues, with no other single customer accounting for more than 10% of revenues. For the same period in 2007, four customers represented 16%, 14%, 13% and 10% of total net revenue.  During the three month period ending September 30, 2008, two customers represented 17% and 10% of our net revenue and during the same period ending 2007, one customer represented 12%  of net revenue ..  Below is a representation of the historical percentage of total net sales for any customer who exceeded net sales in excess of 10% during either of the three or nine month periods ending September 30, 2008 or 2007.

Index

	Three months ended Sept. 30,		Nine months ended Sept. 30,
Customers	2008	2007	2008	2007
A	- %	- %	10%	- %
B	- %	- %	- %	14%
C	10%	8%	13%	13%
D	17%	12%	8%	16%
E	- %	2%	- %	10%

At September 30, 2008, combined accounts receivable from four customers accounted for 15%, 13%, 10% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

As of September 30, 2008 and 2007, approximately 90% and 90%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

10.	STOCKHOLDERS’ EQUITY

Common Stock

In August 2008, the Company concluded a private placement transaction with accredited investors for the sale of its common stock.  The Company received aggregate proceeds of approximately $5.8 million from the sale of 5,224,666 shares of its unregistered common stock.

During the three and nine month period ended September 30, 2008, option holders exercised rights to purchase 90,745 and 486,877 shares, respectively,  of common stock at prices ranging from $0.45 to $1.59 per share, resulting in net proceeds to the Company of $77,449 and $318,712, respectively.

During the three and nine month period ended September 30, 2008, warrant holders exercised rights to purchase 101,538 and 1,859,620 shares of common stock respectively at prices ranging from $0.00 (cashless exercise) to $1.37 per share, resulting in net proceeds to the Company of $10,200 and $2,175,572 respectively.  During the three and nine month periods ended September 30, 2007, warrant holders exercised rights to purchase 416,834 and 1,170,012 shares of our common stock, respectively at prices ranging from $0.40 to $1.25 per share resulting in net proceeds to the company of $452,251 and $674,178, respectively.

Warrants

During the nine months ended September 30, 2008, the board of directors approved the issuance of warrants to service providers to purchase an aggregate of 327,479 shares of the Company’s common stock and extended the expiration date of 85,000 warrants with a fair value of $306,484. The warrants are exercisable at prices of $0.49 to $2.00 per share, vest immediately, and expire on or before the end of September 2009.

A summary of warrant activity for the nine months ended September 30, 2008 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2007	7,714,407	$1.15
Issued	54,720	0.60
Exercised	—	—
Cancelled/expired	(39,593)	2.33

Outstanding March 31, 2008	7,729,534	$1.14
Issued	255,000	1.12
Exercised	(1,758,082)	1.29
Cancelled/expired	(72,388)	0.53

Outstanding June 30, 2008	6,154,064	$1.11

Issued	17,759	1.75
Exercised	(101,538)	0.44
Cancelled/expired	(1,767,871)	1.30
Outstanding September 30, 2008	4,302,414	$1.05

Index

The chart below illustrates the outstanding warrants as of September 30, 2008 by exercise price and the average contractual life before expiration.

		Weighted Average
		Remaining
Exercise	Number	Contractual Life	Number
Price	Outstanding	(Years)	Exercisable
$0.01	151,268	0.7	151,268
0.40	1,038,875	2.4	1,038,875
0.49	165,000	0.9	165,000
0.60	569,107	2.9	569,107
0.75	50,000	0.7	50,000
1.12	70,000	1.8	70,000
1.40	360,000	0.8	360,000
1.42	75,000	0.7	75,000
1.50	1,380,000	3.2	1,380,000
1.75	17,759	3.0	17,759
1.78	100,000	1.4	100,000
1.86	10,000	0.5	10,000
2.00	239,988	3.3	239,988
2.14	75,417	1.3	75,417
$1.05	4,302,414	2.4	4,302,414

11.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At December 31, 2007 and 2006, the Company had $194,775 and $176,639 of unrecognized tax benefits respectively, none of which would affect the Company's effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2001-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to September 30, 2009.

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

A summary of operating and capital lease commitments as of September 30, 2008 follows:

	Capital	Operating
	Leases	Leases

Three months ending December 31, 2008	$6,483	$94,518
Years ending December 31,
2009	13,090	380,736
2010	10,837	386,934
2011	10,837	273,924
2012 and thereafter	28,914	196,725
Total minimum lease payments	$70,161	$1,332,837

Less: amount representing interest	5,533
Present value of minimum lease payments	64,628
Less: current portion	17,205
Obligations under capital lease, net of current portion	$47,423

13.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer’s location. The location of long lived assets is based on physical location of our regional offices. The following are summaries of revenue and long lived assets by geographical region:

	Three months		Nine months
	ended Sept. 30,		ended Sept. 30,
	2008	2007	2008	2007
Country
USA	$698,109	$279,594	$1,695,927	$1,665,416
Latin America	165,225	249,298	447,305	378,342
Australia	267,392	137,994	837,684	510,358
Middle East	-	-	-	16,043
Asia	579,320	339,787	1,370,455	859,984
Europe	541,174	319,809	1,686,870	1,023,426
Scandinavia	437,953	319,176	982,005	1,294,018

Total	$2,689,173	$1,645,658	$7,020,246	$5,747,587

Foreign sales as a percentage of total revenues were 74% and 83% for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, foreign sales as a percentage of total revenues were 76% and 71%, respectively.

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

Index

The identification of long lived assets is based on physical location of our regional offices. The following are summaries of the location of our long lived assets by geographical region:

	Period Ended Sept 30,
	2008	2007
Long-lived assets;
United States	$1,755,562	$1,334,017
Sweden	3,733,637	7,470,467
Australia	115,036	46,667
Total	$5,604,235	$8,851,151

14.	LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations.  Historically, the Company’s growth has been funded through a combination of private equity and lease financing. As of September 30, 2008, the Company had approximately $4.8 million of unrestricted cash.  During the nine months ended September 30, 2008, the Company received cash funding of approximately $5.8 million from a private placement of common stock, $2.5 million from the exercise of warrants and options and $.6 million the issuance of short term debt instruments.   The Company believes that it currently has sufficient cash and financing commitments to meet its funding requirements over the next year.  However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it may need to raise substantial additional capital to fully accomplish its business plan over the next several years.  In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve further operating efficiencies. The Company expects to seek to obtain additional funding through a bank credit facility, another form of debt, or private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

15.	SUBSEQUENT EVENTS

None

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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

Index

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

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations, identified under the caption "Risk Factors" and elsewhere in this quarterly report on Form 10-Q, as well as general risks and uncertainties such as those relating to general economic conditions and demand for our products and services.

Index

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

We believe that our PL10000 product line represents a major breakthrough in DPI technology, reaching new levels of accuracy, control and protection while also providing significant scalability and flexibility. We believe our new product line will address the needs of Tier 1 service providers, which we consider to be very large providers of broadband communications services, such as AT&T, Verizon, British Telecom, or NTT DoCoMo.  Our goal is to become the leader in DPI solutions to the broadband service provider and enterprise markets on a global basis. We believe the PL10000 product line positions us to capture an increasing share of the fast growing DPI market. We plan to achieve our strategic growth objectives by capturing a substantial portion of the  Tier 1 service provider business. We expect to accomplish this by increasing our technology advantage, expanding our field service team, expanding our logistics capability to provide timely and accurate support, and expanding our service-for-fee capability to better accommodate the Tier 1 service providers’ need for customization and integration.  Accordingly,  the Tier 1 service provider market also represents a significant future revenue opportunity for us.

We face serious competition from other suppliers of standalone DPI products such as Allot Communications, Sandvine, Ellacoya (recently acquired by Arbor) and Packeteer (recently acquired by BlueCoat). We also face competition from vendors supplying platform products with some limited DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches. In addition, we face competition from vendors that integrate an advertised "full" DPI solution into their products such as Juniper, Ericsson and Foundry.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and other related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on April 2, 2008, as amended.

Index

Management believes that there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on April 2, 2008 as amended.  In accordance with SEC guidance, we believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.  These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2007 as amended.

·	Revenue recognition;
·	Stock-based compensation expense;
·	Long-lived assets, including finite lived purchased intangible assets; and
·	Deferred tax valuation allowance.

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

Index

The following table sets forth our unaudited historical operating results, in dollar amounts and as a percentage of total net revenue for the periods indicated:

	Three Months Ended				Nine Months Ended
	Sept. 30, 2008		Sept. 30, 2007		Sept. 30, 2008		Sept. 30, 2007
	(In thousands except percentages)
Sales
Product sales	$2,210	82%	$1,378	84%	$5,748	82%	$5,073	88%
Support sales	479	18%	268	16%	1,272	18%	674	12%
Total sales	2,689	100%	1,646	100%	7,020	100%	5,747	100%
Cost of sales
Product cost of sales	1,789	67%	958	58%	4,209	60%	2,837	49%
Support cost of sales	125	5%	117	7%	424	6%	310	5%
Total cost of sales	1,914	71%	1,075	65%	4,633	66%	3,147	55%
Gross profit	775	29%	571	35%	2,387	34%	2,600	45%

Operating expenses:
Engineering	809	30%	769	47%	2,498	36%	2,303	40%
Sales and marketing	2,094	78%	1,953	119%	6,435	92%	5,240	91%
General and administrative	1,897	71%	1,267	77%	5,393	77%	3,479	61%
Total operating expenses	4,800	178%	3,989	242%	14,326	204%	11,022	192%

Loss from operations	(4,025)	-150%	(3,418)	-208%	(11,939)	-170%	(8,422)	-147%

Other income (expense)
Interest and other income	27	1%	26	2%	53	1%	57	1%
Interest and other expense	(15)	-1%	(1)	0%	(49)	-1%	(15)	0%
Total other income (expense)	12	0%	25	2%	4	0%	42	1%

Net loss before taxes	(4,013)	-149%	(3,393)	-206%	(11,935)	-170%	(8,380)	-146%
Income tax benefit	260	10%	300	18%	782	11%	806	14%
Net loss after taxes	$(3,753)	-140%	$(3,093)	-188%	$(11,153)	-159%	$(7,574)	-132%

 Comparison of three and nine month periods ended September 30, 2008 and 2007

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

By Entity

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

Americas	$863	$446	93%	$2,143	$2,035	5%
EMEA	979	639	53	2,669	2,337	14
APAC	847	561	51	2,208	1,375	61
Total	$2,689	$1,646	63%	$7,020	$5,747	22%

Index

By Category

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	(in thousands)		Change	(in thousands)		Change

Net product revenue	$2,210	$1,378	60%	$5,748	$5,073	13%
Net support revenue	479	268	79	1,272	674	89
Total revenue	$2,689	$1,646	63%	$7,020	$5,747	22%

Revenue for the three months ended September 30, 2008 was $2.689 million, an increase of $1.043 million, or 63% from $1.646 million for the three months ended September 30, 2007.  During the second quarter of the current year, the Company introduced the PL10000 product line which expands the markets addressable by our products to include large, higher volume and Tier 1 service providers.  The lower volume throughput products (1U and 2U) are increasingly delivered through channel partners which are sold at prices lower than if sold direct.  The increase in revenue between the three month period ending September 30, 2008 and 2007 resulted from the introduction of the PL10000 product family of approximately $1.3 million, offset by product mix and lower proceeds from distribution channel of approximately $.4 million.

Revenue for the nine months ended September 30, 2008 was $7.020 million, an increase of  approximately $1.272 million, or 22% over the nine months ended September 30, 2007.  The increase in revenue between these two periods resulted from the introduction of the PL10000 family of approximately $1.6 million, offset by all other products which decreased by approximately $.4 million.

During the first quarter of 2008, the Company implemented changes in sales and marketing management and support personnel.  These changes specifically impacted the Americas and EMEA regions resulting in the decline of short term sales productivity. The company expanded its channel presence in the APAC region in the later part of 2007, resulting in improvements over the nine month period ending September 30, 2008 versus the same period in 2007.  All regions experienced greater than 50% growth in the three month period ending September 30, 2008 when compared to the same period in 2007.

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

By Entity

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

Americas	$700	$339	107%	$1,500	$1,066	41%
EMEA	543	194	180	1,265	465	172
APAC	289	160	81	723	471	54
Amortization of Acquired Assets	382	382	-	1,145	1,145	-
Total costs of sales	$1,914	$1,075	78%	$4,633	$3,147	47%

Index

By Category

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

Materials	$916	$400		$2,049	$1,379
Percent of net product revenue	41%	29%	-12%	36%	27%	-8%
Applied labor and overhead	302	138		703	387
Percent of net product revenue	14%	10%	-4%	12%	8%	-5%
Other indirect costs	188	38		312	(74)
Percent of net product revenue	9%	3%	-6%	5%	-1%	-7%
Product costs	1,406	576		3,064	1,692
Percent of net product revenue	64%	42%	-22%	53%	33%	-20%

Support costs	126	117		424	310
Percent of net support revenue	26%	44%	17%	33%	46%	13%

Amortization of acquired assets	382	382		1,145	1,145
Percent of net total revenue	14%	23%	9%	16%	20%	4%

Total costs of sales	$1,914	$1,075		$4,633	$3,147
Percent of net total revenue	71%	65%	-6% %	66%	55%	-11%

Our product cost of goods sold for the three month period ended September 30, 2008 increased as a percentage of total net product sales by 22% when compared to the three month period ended September 30, 2007.  Material costs increased as a percentage of total net product sales by 12% due to early product introduction costs associated with the PL10K product family and higher volume of 1U and 2U products sold through distribution channels.  Labor and overheads increased during this period as the Company increased investment in materials and production management.  Indirect costs increased by 6% of product sales primarily due to inventory valuation adjustments associated with products planned to be retired upon the introduction of new products in the 1U and 2U family.

Product costs of goods sold for the nine month period ended September 30, 2008 increased as a percentage of product sales by 20% over the nine month period ended September 30, 2007.  Direct materials costs as a percentage of net product sales increased by 8% due to the introduction of the PL10K product family, the higher level of 1U and 2U products being sold through distribution channels and product mix.   Applied labor and overhead and other indirect costs in 2008 increased compared to the same period in 2007 by 5% as a result of expanding operations and materials management resources.  Other product related costs increased by 7% as a result of unfavorable inventory adjustments recorded in 2008 versus favorable adjustments in 2007.  In addition, virtually all our products are now produced in the far east resulting in higher freight import/export costs.

Support costs continue to improve as a percentage of revenue over all comparable periods as support revenues continue to grow over time.  The amortization of assets acquired in the purchase of Netintact in the third quarter of 2006 is projected to be completed in the third quarter of 2009.

Gross Profit

Our gross profit, as a percentage of net sales, for the three and nine month periods ended September 30, 2008 decreased by 6% and 11% respectively over the same periods in 2007.  Gross profits were lower for the three and nine month periods ended September 30, 2008 and 2007 as a result of  (i) early product introduction prices versus costs,  (ii) inventory adjustments associated with planned product phase out and materials transportation costs, and  (iii) an increased investment in operations and materials management.

The following table represents our gross profit by entity:

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

Americas	$163	$107	52%	$643	$969	(34	) %
EMEA	436	445	(2)	1,404	1,872	(25)
APAC	558	401	39	1,485	904	64
Amortization of Acquired Assets	(382)	(382)	(0)	(1,145)	(1,145)	(0)
Total	$775	$571	36%	$2,387	$2,600	(8	) %
Percent of net product sales	29%	35%		34%	45%

Index

Operating Expense

Operating expenses for the three and nine month periods ended September 30, 2008 and 2007 are as follows;

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

Research and development	$809	$769	5%	$2,498	$2,303	8%
Sales and marketing	2,094	1,953	7	6,435	5,240	23
General and administrative	1,897	1,267	50	5,393	3,479	55
Total	$4,800	$3,989	20%	$14,326	$11,022	30%

Research and Development

Research and development expenses consisted of costs associated with personnel, prototype materials, initial product certifications and equipment costs. Research and development costs are primarily categorized as either sustaining (efforts for products already released) or development costs (associated with new products).

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

Research and development	$809	$769	5%	$2,498	$2,303	8%

As a percentage of net revenue	30%	47%		36%	40%

Research and development expense for the three month period ended September 30, 2008 versus 2007 increased by approximately $41,000 versus the same period in 2007.  The primary cost increases included the addition of quality personnel, travel, consultants and recruiting, offset by reduction of stock based compensation expense.   In addition, the fair market value of warrants issued to consultants during the quarter increased by approximately $152,000.  Research and development expense for the nine month period ended September 30, 2008 versus 2007 increased by approximately $195,000 primarily due to the fair value of warrants issued to consultants, product improvement and prototype materials associated with new products, offset by a reduction in stock based compensation expense.

Included in research and development expense are non-cash costs associated with stock based compensation of $72,267 and $139,768 for the three month periods ended September 30, 2008 and 2007, respectively, and $213,136 and $284,378 for the nine months ended September 30, 2008 and 2007, respectively.   In addition, non-cash costs associated with the fair value of warrants issued to consultants who are included in research and development expense are $152,255 and $2,343 for the nine month periods ended September 30, 2008 and 2007, respectively.

Sales and Marketing

Sales and marketing expenses primarily included personnel costs, sales commissions, and marketing expenses such as trade shows, channel development, and literature.

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

Sales and Marketing	$2,094	$1,953	7%	$6,435	$5,240	23%

As a percentage of net revenue	78%	119%		92%	91%

Sales and marketing expenses for the three month period ended September 30, 2008 increased by approximately $141,000 over the same three month period in 2007.  Primary cost increases include costs associated with higher sales volume including commissions and travel,  and consultants associated with messaging,  offset by reduction in stock based compensation expenses.

Index

Sales and marketing expenses for the nine month period ended September 30, 2008 increased by approximately $1,195,000 over the nine month period ended September 30, 2007.  Personnel costs increased as a result of higher sales volumes and the restructuring costs associated with the sales and marketing reorganization which took place during the first quarter of 2008.  Marketing related costs increased related to higher public relations, messaging, rebranding and trade show costs.  Expense reductions included lower stock based compensation expense.

For the three month periods ended September 30, 2008 and 2007, non-cash costs in sales and marketing expense  included stock based compensation of $110,358 and $282,961 respectively and amortization of Netintact related acquisition costs of $359,750 and $359,750 respectively.   For the nine month periods ended September 30, 2008 and 2007, non-cash costs in sales and marketing include stock based compensation of $346,224 and $452,166, respectively and amortization of Netintact related acquisition costs of $1,079,250 and $1,079,250 respectively.

General and Administrative

General and administrative expenses consisted primarily of personnel and facilities costs related to our executive, finance, human resources, and legal organizations, fees for professional services, and amortization of intangible assets. Professional services included costs associated with legal, audit, and investor relations consulting costs.

	For the three months			For the nine months
	ended Sept. 30,			ended Sept. 30,
	2008	2007		2008	2007
	(in thousands)		Change	(in thousands)		Change

General and administrative	$1,897	$1,267	50%	$5,393	$3,479	55%

As a percentage of net revenue	71%	77%		77%	61%

General and administrative expenses for the three months ended September 30, 2008 increased by approximately $630,000, when compared to the three months ended September 30, 2007.   Major expense increases in the three month period ended September 30, 2008 versus the same period in 2007 include payroll and related costs, professional services, recruiting fees, legal, audit and bad debt expense incurred in the Americas region.   For the nine month period ended September 30, 2008 general and administrative expenses increased by approximately $1,914,000 when compared to the nine months ended September 2007.  The primary increases in expenses include payroll and related costs, professional services, legal, audit, recruiting and costs assoicated with the initial submission of a S-1 registration.

Non-cash costs in general and administrative expense for the three month ended September 30, 2008 and 2007 included stock based compensation costs of $264,692 and $361,008 respectively, amortization of Netintact related acquisition costs of $185,333 and $185,333 respectively and the fair value of common shares related to investor relations services of $138,677 and $122,265 respectively.   Non-cash costs in general and administrative expense for the nine months ended September 30, 2008 and 2007 included stock based compensation costs of $$364,224 and $558,617 respectively, amortization of Netintact related acquisition costs of $556,000 and $556,000 respectively,  the fair value of common shares related to investor relations services of $383,197 and $323,439 respectively and the fair value of warrants issued for service of $0 and $71,962 respectively.

Interest and Other Income (Expense), Net

Net interest and other income decreased by approximately $15,000 during the three month period ended September 30, 2008 as compared to the same period in 2007.  Average cash balances were lower during 2008 resulting in lower interest income and interest expense associated with short term debt borrowings commenced during the current quarter.  Net interest and other income decreased by approximately $55,000 during the nine month period ended September 30, 2008 versus 2007.  Average cash balances and interest rates were higher during 2007, resulting in higher interest income during 2007. The company also incurred higher other expenses in the nine month period ending September 30, 2008 associated with the write off of unamortized facility expenses as a result of moving our main Swedish facility and the interest associated with debt incurred in 2008.

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

Index

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments, which were classified as “available for sale” and consisted of highly liquid financial instruments:

	For the nine months
	ended Sept. 30,
	2008	2007
	(in thousands)

Cash and Cash equivalents
Beginning Balance-January 1,	$5,865	$5,214
Ending Balance-September 30	4,826	8,594

Change in Cash and Cash Equivalents	$(1,039)	$3,380

The cash and cash equivalents balance decreased during the nine months ended September 30, 2008 by approximately $1,039,000 and increased during the nine months ended September 30, 2007 by approximately $3,380,000.

	For the nine months
	ended Sept. 30,
	2008	2007
	(in thousands)

Net cash used in by operating activities	$(9,698)	$(4,205)
Net cash used in investing activities	(724)	(552)
Net cash provided by financing activities	8,845	8,144
Effect of exchange rate changes on cash and cash equivalents	538	(7)

Net increase (decrease) on cash and cash equivalents	$(1,039)	$3,380

During the nine month periods ended September 30, 2008 and 2007, our net cash flow was $(1,039,000) and $3,380,000 respectively. Our net loss, adjusted for non cash items resulted in use of cash of $(5,847,000) and $(2,980,000) respectively during the same time period. During the nine month period ended September 30, 2008, investments is assets, net of liabilities were $(3,850,000) primarily due to investment in inventory and receivables due to growth in sales and the resulting impact of a longer sales cycles for our newest product line. During the nine month period ended September 30, 2007, investments in assets, net of liabilities were $(1,265,000) primarily due to investment in accounts receivable.

In the nine months ended September 30, 2008, we generated $8,845,000 from investment activities, primarily from an August 2008 private investment financing of $5,829,000, and the exercise of warrants issued with our December 2004 private investment financing. During the same period in 2007, our cash flow from financing activities was $8,144,000, primarily as a result of a private investment financing of $7,354,000 which was completed in July 2007 and the exercise of warrants and stock options.

We believe that we will be able to sustain a modest level of growth with our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, for anticipated cash needs for working capital and capital expenditures through September 30, 2009.   If necessary, we would consider curtailing some of our operating expenditures and reduce our operating expense categories if we believe that sufficient cash in not available.   In order to grow beyond this modest level, we will seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any corporate collaboration or licensing arrangements may require us to relinquish valuable rights. Additional financing may not be available at all, or in amounts or upon terms acceptable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.

Our management routinely and actively pursues various funding options, including equity offerings, equity-like financing, strategic corporate alliances, business combinations and even the establishment of product related research and development limited partnerships, to obtain additional financing to continue the development of our products and bring them to commercial markets. Should the Company be unable to raise adequate financing or generate sufficient revenue in the future, short-term and long-term operations may need to be scaled back or discontinued.

Index

Off Balance Sheet Arrangements

As of September 30, 2008, the Company had no off-balance sheet items as described by Item 303(a) (4) of SEC Regulation S-K. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk, or credit risk support.

Contractual Obligations

As of September 30, 2008, the Company certain equipment under capital leases that expire at various dates through 2012.  Our capital leases are located in Sweden with interest rates ranging  from 1-6%.  The Company leases facility space under non-cancelable operating leased in California, Sweden and Australia that extend through 2014.

Procera also leases office space and under non-cancelable operating leases with various expiration dates through 2014.  The details of these contractual obligations are further explained in item 12 of our Notes to Interim condensed consolidated financial statements

Deferred Revenue

The following table describes our unearned deferred revenue as of September 30, 2008 and December 31, 2007:

	Sept. 30, 2008	Dec. 31, 2007	Increase
	(in thousands)
Deferred revenue	$1,091	$958	$133	14%

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

Material Commitments of Capital

We use third-party contract manufacturers to assemble and test our products. In order to reduce manufacturing lead-times and ensure an adequate supply of inventory, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on their behalf based on a rolling production forecast provided by the Company. We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time. As of September 30, 2008, we had no open non-cancelable purchase orders with third-party manufacturers.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. Our partial adoption of SFAS 157 did not have a material effect on our consolidated financial statements as of and for the three months ended September 30, 2008.

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

We are exposed to some market risk through interest rates related to our investment of current cash and cash equivalents of approximately $4.8 million at September 30, 2008. Based on this balance, a change of one percent in interest rate would cause an annual change in interest income of $48,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Foreign Currency Rate Fluctuations

The Company's earnings and cash flows at its subsidiaries Netintact AB and Netintact PTY are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in each subsidiary's functional currency which are the Australian Dollar or the Swedish Krona.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described above, we identified a material weakness as of December 31, 2007 that we had not fully remediated as of September 30, 2008. The company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of that material weakness that remains outstanding, the Company’s Disclosure Controls, as of September 30, 2008, were, therefore, still not effective.

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

In the first nine months of 2008, management began to evaluate its personnel, develop a plan to enhance the current staff’s capabilities and assess whether additional resources with appropriate accounting knowledge and experience were required. Management will continue to evaluate and to implement remediation efforts with respect to the identified weaknesses. Management does not expect to be able to report that its Internal Control is effective until it is able to remediate these matters.

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

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations, together with debt or equity financing that management believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through September 30, 2009.

However, a number of factors may negatively impact our expectations, including, without limitation:

•	lower than anticipated revenues;

•	higher than expected cost of goods sold or operating expenses; or

•	the inability of our customers to pay for the goods and services ordered.

We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current economic environment. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability to raise additional financing could have a material adverse effect on our business, results of operations and financial condition.

Index

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

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products and add additional features, our competitiveness may be harmed and the average selling prices for our products may decrease over time. Such a decrease would generally result from the introduction of competing products and from the standardization of DPI technology. To counter this trend, we endeavor to enhance our products by offering higher system speeds and additional features, such as additional protection functionality, supporting additional applications and enhanced reporting tools. We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices decline. If we are unable to reduce these costs or to offer increased functionally and features, our profitability may be adversely affected.

Index

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

Index

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

Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are first released to the marketplace. For example, we recently announced the introduction of our PL10000 product line. As with any new product introduction, previously unaddressed errors in our PL10000 product line's accuracy or reliability, or issues with its performance, may arise. We expect that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if our products are not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

Due to our lengthy sales cycle, particularly to larger customers, and our revenue recognition practices, we expect our revenue may fluctuate dramatically from period to period. In pursuing sales opportunities with larger enterprises, we expect that we will make fewer sales to larger entities, but that the magnitude of individual sales will be greater. As such, when we recognize a large sale, particularly given our small size, we may report rapid revenue growth in the period that the revenue from the large sale, which may not be repeated in an immediately subsequent period. As such, our revenues could fluctuate dramatically from period to period, which could cause the price of our common stock to similarly fluctuate. In addition, even once we have received commitments from a customer to purchase our products, in accordance with our revenue recognition practices we may not be able to recognize and report the revenue from that purchase for months or years. As a result, there could be significant delays in our receipt and recognition of revenue following sales orders for our products.

Index

In addition, if a competitor succeeds in convincing a large broadband service provider to adopt that competitor's product, it may be difficult for us to displace the competitor because of the cost, time, effort and perceived risk to network stability involved in changing solutions. As a result we may incur significant expense without generating any sales.

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

Legislative and regulatory changes and future accounting pronouncements and regulatory changes have, and will continue to have, an impact on our future financial position and results of operations. In addition, insurance costs, including health and workers' compensation insurance premiums, have been increasing on an historical basis and are likely to continue to increase in the future. Recent and future pronouncements associated with expensing executive compensation and employee stock option may also impact operating results. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Our internal controls may be insufficient to ensure timely and reliable financial information.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. We believe we need to correct a material weakness and significant deficiencies in our internal controls and procedures for financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles. A company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Index

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

Index

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

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, our business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with an acquisition and the integration of our operations and technology could have an adverse effect on our business, results of operations or financial condition. Furthermore, the execution of these post-transaction integration activities will involve considerable risks and may not come to pass as we envision. The inability to integrate the operations, technology and personnel of an acquired business with ours, or any significant delay in achieving integration, could have a material adverse effect on our business and, as a result, on the market price of our common stock.

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

Index

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

The market price of our common stock is likely to be highly volatile as is the stock market in general, and the market for small cap and micro cap technology companies, such as ourselves, in particular, has been highly volatile. For example, between January 1, 2008 and November 7, 2008, the closing price of our common stock has ranged from a low of $0.59 per share to a high of $2.33 per share.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices. Factors that could cause such volatility may include, among other things:

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

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.  At November 7, 2008 there were 84,198,491 shares of common stock outstanding, warrants to purchase 4,302,414 shares of common stock, and stock options to purchase 9,326,400 shares of common stock. In addition, we have an authorized reserve of 2,520,321 shares of common stock which we may grant as stock options or other equity awards pursuant to our stock option plans.

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

Sales of a substantial number of shares of common stock after the date of this prospectus could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 7, 2008 we had 84,198,491 shares of common stock outstanding.

As of November 7, 2008, we had warrants outstanding that are exercisable for the purchase of an aggregate of 4,302,414 or shares of our common stock, and outstanding options that are exercisable for the purchase of an aggregate of 9,326,400 shares of our common stock.  If, and to the extent, outstanding options or warrants are exercised, you will experience dilution to your holdings. In addition, shares issuable upon exercise of our outstanding warrants and stock options may be immediately sold pursuant to an effective registration statement. If a warrant or option holder exercises a warrant or an option at an exercise price that is less than the prevailing market value of our common stock, the holder may be motivated to immediately sell the resulting shares to realize an immediate gain, which could cause the trading price of our common stock to decline.

In connection with our acquisition of the Netintact entities in 2006, we entered into a lock-up agreement with the former Netintact shareholders under which they agreed not to sell the approximately 19,000,000 shares of our common stock that were issued to them as consideration for the acquisition or issuable upon exercise of warrants issued in connection with the acquisition. One- third of the shares and shares issuable on exercise of warrants were released from the lock-up on the first year anniversaries of the acquisitions, on August 18, 2007 and September 29, 2007. An additional third, totaling approximately 6,333,333 shares, was released on the second anniversaries of the acquisitions, with 6,040,000 shares being released on August 18, 2008 and 293,333 shares being released on September 29, 2008. The balance of the shares will be released on the third year anniversaries of the acquisitions, with 6,040,000 shares being released on August 18, 2009 and 293,333 shares being released on September 29, 2009. Once released from lock-up, the shares are freely tradable and may generally be sold without restriction, which could cause the trading price of our common stock to decline.

The American Stock Exchange may delist our securities, which could limit investors' ability to transact in our securities and subject us to additional trading restrictions.

Our shares of common stock are listed on the American Stock Exchange. Maintaining our listing on the American Stock Exchange requires that we fulfill certain continuing listing standards including maintaining a trading price for our common stock that the American Stock Exchange does not consider unduly low and adhering to specified corporate governance requirements. If the American Stock Exchange delists our securities from trading, we could face significant consequences, including:

Index

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our ordinary share is a "penny stock," which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

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

If our common stock is not listed on the American Stock Exchange or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $5,000,000 or less, the open-market trading of our common stock will be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. If our shares become subject to the "penny stock" rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser's written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

As a result of these requirements, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Nevada law and our articles of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in our management team that our stockholders may consider favorable or otherwise have the potential to impact our stockholders' ability to control our company.

Nevada law and our articles of incorporation and bylaws contain provisions that may have the effect of preserving our current management or may impact our stockholders' ability to control our company, such as:

•	authorizing the issuance of "blank check" preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	restricting the ability of stockholders to take action by written consent; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

On July 14, 2008, we issued 15,000 unregistered shares of our common stock to a warrant holder upon the cash exercise of the warrant by the holder at a per share exercise price of $0.68, for net proceeds to us of $10,200.

On August 16, 2008, we completed the sale of 5,244,666 shares of our restricted common stock for the prices between $1.10 and $1.17 per share for a total of $5,828,962 to institutional and accredited investors.  Placement agents received a total of 17,759 warrants at a per share price of $1.75 and cash compensation of $48,837.

On August 25, 2008, the company issued 490,000 shares of our common stock for inventor relations services to be performed during the next year with a fair value of  $686,000

On September 10, 2008, a warrant holder exercised their warrant rights to acquire 86,538 shares of our common stock in a cashless exchange for 125,000 warrant rights.

On September 30, 2008, the company issued 17,241 shares of our common stock for services performed with a fair value of $50,000.

For each of the foregoing issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933 as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

On November 4, 2008, Procera entered into an amendment to its separation and consulting agreement with David Stepner dated September 12, 2008. The September 12, 2008 agreement incorrectly stated that as of his separation date from Procera, Dr. Stepner was vested as to 150,000 shares of a 300,000 share restricted stock award, when in fact Dr. Stepner had not yet vested in any of these shares. The amendment corrects this misstatement and provides for the continued vesting of the 300,000 unvested shares during Dr. Stepner's consulting period with Procera, with all 300,000 of such shares vesting in full on November 7, 2008.

Item 6.	Exhibits

3.1	Articles of Incorporation filed on July 10 2001 included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation filed on October 12, 2005 included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008 included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.

3.4	Amended and Restated Bylaws adopted on August 16, 2007 included as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.

4.1	Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.

4.2	Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.

4.3	Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our form 8-K filed on December 5, 2006 and incorporated herein by reference.

4.5	Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our form 8-K filed on December 5, 2006 and incorporated herein by reference.

4.6	Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our form 8-K filed on December 5, 2006 and incorporated herein by reference.

4.7	Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

Index

4.8	Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.9	Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.10	Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.11	Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.12	Form of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.13	Form of Warrant Agreement for December 2004 offering included as Exhibit 10.4 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.14	Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.15	Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.16	Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.17	Form of Subscription Agreement for September 2008 offering included as Exhibit 10.1 to our form 8-K filed on August 28, 2008 and incorporated herein by reference.

4.18
Amendment No. 1 to Subscription Agreement by and between the Company and Thomas A Saponas entered into as of September 12, 2008 included as Exhibit 10.2 to our form 8-K/A filed on September 17, 2008 and incorporated herein by reference.

10.1	Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of September 12, 2008*

10.2	Amendment to Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of November 4, 2008.*

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

Procera Networks, Inc.

	By:	/s/ Thomas H. Williams
Date: November 12, 2008		Thomas H. Williams, Chief Financial Officer
(Principal Financial Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001 included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation filed on October 12, 2005 included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008 included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.

3.4	Amended and Restated Bylaws adopted on August 16, 2007 included as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.

4.1	Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.

4.2	Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.

4.3	Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.4	Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our form 8-K filed on December 5, 2006 and incorporated herein by reference.

4.5	Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our form 8-K filed on December 5, 2006 and incorporated herein by reference.

4.6	Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our form 8-K filed on December 5, 2006 and incorporated herein by reference.

4.7	Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.8	Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.9	Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.10	Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.11	Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.12	Form of Warrant agreement for December 2004 offering included as Exhibit 10.3 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.13	Form of Warrant Agreement for December 2004 offering included as Exhibit 10.4 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.14	Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.15	Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.16	Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.17	Form of Subscription Agreement for September 2008 offering included as Exhibit 10.1 to our for 8-K filed on August 28, 2008 and incorporated herein by reference.

4.18
Amendment No. 1 to Subscription Agreement by and between the Company and Thomas A Saponas entered into as of September 12, 2008 included as Exhibit 10.2 to our for 8-K/A filed on September 17, 2008 and incorporated herein by reference.

10.1	Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of September 12, 2008.*

10.2	Amendment to Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of November 4, 2008.*

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