Form 10-K/A
period 2007-12-31
PROCERA NETWORKS INC
filed 2009-03-12
CIK 1165231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to.

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
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

1.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing price of the common stock reported on the American Stock Exchange on June 29, 2007 was approximately $140,153,532.*

The number of shares of common stock outstanding as of February 27, 2009 was 84,498,491

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends and restates the Annual Report on Form 10-K of Procera Networks, Inc. (the “Company”, “we,” “us,” or “our”) for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 2, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2008 (collectively, the “Original Report”).  In response to comments received by the Securities and Exchange Commission, this Form 10-K/A amends and replaces the information previously filed in the Original Report.

This Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

This Amendment No. 2 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2 to our Annual Report on Form 10-K/A as Exhibits 31.5 31.6, 32.3 and 32.4.

2.

PROCERA NETWORKS, INC.

FISCAL YEAR 2007
Form 10-K/A

ANNUAL REPORT

3.

Exhibit 10.9	65

Exhibit 23.1	66

Exhibit 23.2	66

Exhibit 31.5	66

Exhibit 31.6	66

Exhibit 32.3	66

Exhibit 32.4	66

4.

PART I

In addition to historical information, this amended Annual Report on Form 10-K/A contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A.  Forward-looking statements in this report include, but are not limited to, those relating to our potential for future revenues, revenue growth and profitability; markets for our products; our ability to continue to innovate and obtain patent protection; operating expense targets; liquidity; new product development; the possibility of acquiring (and our ability to consummate any acquisition of) complementary businesses, products, services and technologies; the geographical dispersion of our sales; expected tax rates; our international expansion plans; and our development of relationships with providers of leading Internet technologies

While these forward-looking statements represent our current judgment on the future direction of our business, such statements are subject to many risks and uncertainties which could cause actual results to differ materially from any future performance suggested in this Report due to a number of factors, including, without limitation our ability to produce and commercialize new product introductions, particularly our acceleration related technologies; our ability to successfully compete in an increasingly competitive market; the perceived need for our products; our ability to convince potential customers of the value of our products; the costs of competitive solutions; our reliance on third party contract manufacturers; continued capital spending by prospective customers and macro economic conditions.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.  See “RISK FACTORS” appearing in Item 1A.  Investors may access our filings with the Securities and Exchange Commission including our annual report on Form 10-K and subsequent amendments, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.proceranetworks.com, but the information on our website does not constitute part of this Annual Report.

Throughout this amended Annual Report on Form 10-K/A, we refer to Procera Networks, Inc., a Nevada corporation, as “Procera,” and, together with its consolidated subsidiaries, as “we,” “our” and “us,” unless otherwise indicated.  Any reference to “Netintact” refers to our wholly owned subsidiary, Netintact, AB., a Swedish corporation and Netintact, PTY, an Australian corporation.

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

5.

More than 400 service providers, higher-education institutions and other organizations (with over 1,100 systems installed) have chosen  PacketLogic ™ as their network traffic management solution, including:

Service Provider:
•	SPs. Austar; Mesa Networks.
•	Wireless Service Providers – SingTel,
•	Cable MSO’s – Com hem, Optus
•	Telcos. TeliaSonera;Telenor.

Institutions
•	Large Businesses. Panasonic; AstraZeneca; Volkswagen.
•	Education. University of Cambridge; Yonsei University; Cal Poly.
•	Government. State of Vermont; Jönköping, Sweden; Swedish Archive Information

Our objective is to become a leader in user and application aware software solutions that provide industry leading network control and monetization capabilities for service providers and institutions .

Industry Background

The “Dumb” Network.  In the earliest days of computer networking, hubs and switches provided basic hardware connectivity and messages were sent using the Internet Protocol (IP).  The next step in the evolution of network technology was the introduction of routers that allowed the flow of packets belonging to the same session to pass along different routes and over different networks from sender to receiver.  The introduction of B-RAS (broadband remote access server) allowed for scalable subscriber aware services.  Many other advances were made that improved the performance of the network, but of these advances, none provided the network administrator with very little information about the applications being sent over their network.  The equipment and protocols were in that sense “dumb”.

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

The Procera Solution

Not all packet inspection technology works the same way.  Procera’s PacketLogic™ solutions are based on a particularly effective variation of DPI technology called “DFI” (deep flow inspection).   DFI was developed in Sweden by our core team of developers. It is a powerful software solution that looks at the flow of packets in both directions (which may be occurring on different network paths) to determine information on application type and user(s). A key differentiation of our solution is that it provides significantly more accurate identification than simpler DPI approaches used by our competitors.  We believe our DFI technology to be substantially better at detecting applications and users, which is critical to maintaining network efficiency. Of importance, PacketLogic™ can be utilized across both fixed and wireless networks.  This capability can play an important role in today’s converged networks where applications are expected to be delivered ubiquitously across limited bandwidth environments.

6.

Markets

Procera’s principal market consists of the commercial broadband service providers, such as: ISP's, telephone companies, wireless ISP (WiSP's), FTTx (Fiber-to-the-Home, Fiber-to-the-Premise), and cable companies.  Additionally, Procera’s market includes a class of customer that must manage their own network such as higher education, hospitality and enterprise.

Products

PacketLogic™ is a modular, traffic management software system that consists of five individual modules. The base module, which is required in all systems, is the  Surveillance  module. The other four software modules provide tools for Filtering, Traffic Shaping, Flow Statistics  and  Web Statistics . When combined with our portfolio of PacketLogic™ hardware platforms, our solution delivers a unique, real-time, scalable network traffic management tool.

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

7.

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

Our primary method of differentiation from our competition is our superior DPI technology, which enables service providers advanced identification of network traffic.  However, we also believe we effectively compete with respect to price and service.  Our current products compete most effectively in applications which serve the megabit to two gigabit per second market, commonly referred to as edge applications.  Our current products do not address applications requiring greater than two gigabit per second throughput required by very large providers of communications services commonly referred to as core applications.

We face serious competition from suppliers of standalone DPI products such as Allot Communications, Sandvine, Arbor/Ellacoya and Packeteer (recently acquired by BlueCoat). We also face competition from vendors supplying platform products with some limited DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches. In addition, we face competition from vendors that integrate an advertised "full" DPI solution into their products such as Cisco Systems, Juniper, Ericsson and Foundry.

8.

For a further discussion of risks related to our competition, please see the section of this document titled Risk Factors, which elaborate on a number of risks including competing against larger companies with greater resources, increasing the productivity of our distribution channels, retaining and adding personnel, expense management increasing the functionality of our products and offering additional features and market growth.

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

9.

Employees

As of December 31, 2007, we had 60 employees of which 56 were full time employees and 4 were independent contractors.

Available information

Our annual reports on Form 10-K and subsequent amendments, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website at www.proceranetworks.com as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”).

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

10.

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

11.

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

12.

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

13.

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

THERE ARE CERTAIN ORIGINAL EQUIPMENT MANUFACTURER (“OEM”) SOURCED COMPONENTS WHICH, IF THE SUPPLIER WERE TO FAIL TO ADEQUATERLY SUPPLY TO US, OUR PRODUCT SALES MAY SUFFER.

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

14.

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

15.

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

16.

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

17.

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

18.

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

19.

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

20.

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

This section presents our selected historical financial data. You should read the financial statements carefully and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Included in Item 7 of this Form 10-K/A.

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

21.

The figures in the following table reflect rounding adjustments.

	Fiscal Year Ended (1)
	(all data in thousands except income (loss) per share)
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Product revenue	$5,662	$1,764	$255	$98	$32
Service revenue	1,011	150	--	--	--
Net revenue	6,673	1,914	255	98	32

Product cost of goods sold	3,928	1,139	308	161	62
Service cost of goods sold	452	184	--	--	--
Cost of goods sold (2) (3)	4,380	1,323	308	161	62

Gross Profit	2,293	591	(53)	(63)	(30)
Operating expenses
Research and development (2)(3)	3,151	3,065	2,605	2,157	1,376
Sales and marketing (2) (3)	7,825	2,565	1,753	901	341
General and administrative (2) (3)	4,923	2,724	2,339	3,227	1,151
Total operating expenses	15,899	8,354	6,697	6,285	2,868
Operating income (loss)	(13,606)	(7,763)	(6,750)	(6,348)	(2,898)
Total other income (expense), net	52	8	11	(15)	(344)
Income (loss) before income taxes	(13,554)	(7,755)	(6,739)	(6,363)	(3,242)
Provision (benefit) for income taxes	1,073	252	—	—	—
Net income (loss)	$(12,481)	$(7,503)	$(6,739)	$(6,363)	$(3,242)
Net income (loss) per share:
Basic	$(0.17)	$(0.15)	$(0.22)	$(0.27)	$(0.30)
Diluted	$(0.17)	$(0.15)	$(0.22)	$(0.27)	$(0.30)
Shares used in computing basic and diluted net income (loss) per share:	71,422	50,444	30,445	23,593	10,700

(1)
We adopted a calendar year end for our fiscal year ending 2006.  During the fiscal periods corresponding to 2003, 2004 and 2005, our fiscal year ended on a 52-53 week period ending on the Sunday closest to December 31.

(2)	Includes stock-based compensation as follows:

	Fiscal Year Ended (1)
(in thousands)	2007	2006	2005	2004	2003
Cost of goods sold	$23	$16	$—	$—	$—
Research and development	474	772	276	2	—
Sales and marketing	741	263	29	76	—
General and administrative	734	118	124	991	85

Total stock-based compensation	$1,972	$1,169	$429	$1,069	$85

22.

(3)	Includes amortization of acquired assets as follows:

	Fiscal Year Ended (1)
(in thousands)	2007	2006	2005	2004	2003
Cost of goods sold	$1,526	$509	$--	$--	$--
Sales and marketing	1,439	475	--	--	--
General and administrative	741	244	--	--	--
Total amortization of acquisition costs	$3,706	$1,228	$--	$--	$--

	Fiscal Year Ended (1)
(in thousands)	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Cash and cash equivalents	$5,865	$5,214	$1,255	$4,148	$1,936
Working capital	6,291	5,571	734	3,983	1,807
Total assets	17,411	18,148	1,698	4,653	2,306
Deferred revenue	958	383	7	--	--
Accumulated deficit	(37,838)	(25,357)	(17,853)	(11,114)	(4,751)
Total stockholders equity	$12,373	$13,934	$851	$4,107	$1,880

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our amended 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this amended Annual Report on Form 10-K/A. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under “Business” Item 1A “Risk Factors” and elsewhere in this amended Annual Report on Form 10-K/A.

Overview

We are a leading provider of bandwidth management, control and protection products and solutions for broadband service providers worldwide.  Our products offer network administrators of service providers, governments, universities and enterprises intelligent network traffic identification, control and service management solutions.

Our proprietary solution, PacketLogic, offers users the ability to monitor network use on an application and user-specific basis in real-time, and offers real improvements over existing DPI solutions. This capability allows network administrators to maximize network utilization, reducing the need for additional infrastructure investment. PacketLogic's modular, traffic and service management software is comprised of five individual modules: traffic identification and classification, traffic shaping, traffic filtering, flow statistics and web-based statistics.

More than 400 service providers, higher-education institutions and other organizations (with over 1,100 systems installed) have chosen  PacketLogic ™ as their network traffic management solution.

We face serious competition from suppliers of standalone DPI products such as Allot Communications, Sandvine, Arbor/Ellacoya and Packeteer (recently acquired by BlueCoat). We also face competition from vendors supplying platform products with some limited DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches. In addition, we face competition from vendors that integrate an advertised "full" DPI solution into their products such as Cisco Systems, Juniper, Ericsson and Foundry.

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

23.

On August 18, 2006, we acquired the stock of Netintact AB, a Swedish corporation.  On September 29, 2006, we acquired the effective ownership of the stock of Netintact PTY, an Australian company (“Netintact PTY”).  During the three months ended October 1, 2006, we emerged from the development stage.

As a result of the Netintact and Netintact PTY transactions, our core products and business have changed dramatically.  Netintact's flagship product and technology, PacketLogic, now forms the core of our product offering.  We sell our products through our direct sales force, resellers, distributors, and system integrators in the Americas, Asia Pacific, and Europe.

We continue to monitor the current unfavorable and uncertain domestic and global economic conditions, and the potential impact on IT spending, including spending for the products we sell. While we believe that our products may be less affected by current conditions than many network products, we believe that our customers are more carefully scrutinizing spending decisions, which could negatively impact our future revenues.

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

In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below.

Revenue Recognition

Our most common sale involves the integration of our software and a hardware appliance.  The software is essential to the functionality of the product.  We account for this revenue in accordance with Statement of Position, 97-2 Software Revenue Recognition, as amended by Modification of  SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with the International Chamber of Commerce shipping term (INCOTERMS 2000); (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Our product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all of our sales include post-contract support services (Service Revenue) which consist of software updates and customer support. Software updates provide customer access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining persuasive evidence of an arrangement exists.

24.

Delivery generally occurs when product title has transferred as identified by the passage of responsibility per the INCOTERMS 2000. Our standard delivery terms are when product is delivered to a common carrier from us, or our subsidiaries. However, product revenue based on channel partner purchase orders is recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner's ability to complete the sales process. Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

Since our customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables(EITF 00-21).EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control.   We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through December 31, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of product delivery was support and updates. We determine VSOE for PCS based on sales prices charged to customers based upon renewal pricing for PCS.  Each contract or purchase order that we enter into includes a stated rate for PCS. The renewal rate is equal to the stated rate in the original contract. We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is post contract support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions are met or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history with the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Valuation of Long-Lived and Intangible Assets and Goodwill~~.~~

Effective September 29, 2006, we completed the acquisition of Netintact, a privately held software company and its subsidiaries.  We issued 18,299,513 shares of common stock with a total fair value of $9.4 million, in exchange for all outstanding shares of Netintact AB and Netintact PTY.  The acquisition was accounted for by using the purchase method of accounting for business combinations.  We completed the valuation of the intangible assets and analysis of deferred tax liabilities acquired in the Netintact transaction pursuant to Statement of Financial Accounting (“SFAS”) No. 109, paragraphs 30 and 258-260.  Based on this analysis, the purchase price ($9.4 million) was allocated to net worth acquired ($0.5 million), intangible assets ($11.1 million), deferred tax impact ($3.1 million) and goodwill ($.9 million).

25.

We test goodwill for impairment in accordance with Statement of Financial Accounting Standards, “Goodwill and Other Intangible Assets,” SFAS 142 requires that goodwill be tested for impairment at the “reporting-unit" level (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment as defined in SFAS 131, “ Disclosures about Segments of an Enterprise and Related Information,” we have determined that we have only one Reporting Unit. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there is an impairment loss.

As of December 31, 2006 and December 31, 2007, we concluded that there was no impairment to the carrying value of goodwill.

In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-lived Assets,” we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

As of December 31, 2006 and December 31, 2007, we have determined that our intangible assets are reasonably stated and are expected to be recovered in the future.

Allowance for Doubtful Accounts

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

Stock Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of the fair value of equity-based compensation. The fair value of stock options shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility and estimated life of each award. The fair value of equity-based awards is measured at grant date and is amortized over the vesting period of the award, net of estimated forfeitures.  All of the Company’s stock compensation is accounted for as an equity instrument.  The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”   Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”  The Company recorded employee stock-based compensation for the twelve months ended January 1, 2006 for options granted to employees with a market value of the underlying common stock greater than exercise price on the date of grant.

Accounting for Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, "Accounting for Income Taxes", the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

26.

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

After we acquired NetintactAB on August 18, 2006 and Netintact PTY on September 29, 2006, we began to recognize increased revenue, costs and expenses associated with the acquired companies and the introduction of Netintact's PacketLogic product line to a broader customer base.  Beginning with the three months which ended October 1, 2006, we emerged from our development stage.

Revenue

Our revenue is derived from sales of our hardware appliances, bundled software licenses and from product support and services.

			Variance in				Variance in
	2007	2006	Dollars	Percent	2006	2005	Dollars	Percent
Product Revenue	$5,661,945	$1,763,827	$3,898,118	221%	$1,763,827	$254,809	$1,509,018	592%
Service Revenue	1,010,596	150,603	859,993	571%	150,603	–	150,603	–%
Total	$6,672,541	$1,914,430	$4,758,111	249%	$1,914,430	$254,809	$1,659,621	651%

We operate from three legal entities including Procera (Americas), Netintact  AB (Europe, Middle East, Africa or EMEA) and Netintact PTY (Asia Pacific or APAC).  The table below presents the breakdown of revenue by entity~~;~~:

			Variance in				Variance in
	2007	2006	Dollars	Percent	2006	2005	Dollars	Percent
Americas	$2,391,098	$515,513	$1,875,585	364%	$515,513	$254,809	$260,704	102%
EMEA	2,413,544	1,155,497	1,258,047	109%	1,155,497	–	1,155,497	–%
APAC	1,867,899	243,420	1,624,479	667%	243,420	–	243,420	–%
Total	$6,672,541	$1,914,430	$4,758,111	249%	$1,914,430	$254,809	$1,659,621	651%

As a result of the Netintact transactions, our core products and business changed dramatically.  Prior to our acquisition of the Netintact companies, we were a development stage company, devoting substantially all our efforts and resources to developing and testing new products and preparing for the introduction of our products into the marketplace. Prior to August 2006, we had an immaterial amount of sales resulting from our legacy OptimIP products.  As a result of our acquisition of Netintact in August 2006, we discontinued offering OptimIP and  commenced the sale of Netintact's flagship product and technology, PacketLogic, which accounted for all of our subsequent revenue, and currently forms the core of our product offerings.

27.

We derive our revenue from two sources, product revenues and service revenues.  Product revenue accounted for 85% and 92% of our net revenues in 2007 and 2006, respectively. Product revenue increased in 2007 as a result of our PacketLogic products being sold for the full year as compared to 2006 when we acquired the PacketLogic product as a result of our acquisition of Netintact.  The consolidated financial results for 2006 include sales of PacketLogic in EMEA for 4.5 months and APAC for 3 months.  In 2007 and 2006, we sold 409 units and 107 units, respectively, of our Netintact products.  The average selling prices or ASP’s of our Netintact products were $18,912 and $19,057, respectively in 2007 and 2006.  The decrease was due to a change in product mix.  During 2007, we increased our new customers as well as obtained additional orders from existing customers.  In 2007, there was no revenue associated withour legacy products, OptimIP.

Service revenue consists primarily of maintenance revenue and, to a lesser extent, training revenue.  Maintenance revenues is recognized over the service period. The typical support term is generally twelve months. Service revenue increased in 2007 as a result of our PacketLogic products being sold for the full year as compared to 2006 when we acquired the PacketLogic product as a result of our acquisition of Netintact.  This increase resulted from a larger customer base due to our new product sales.

We expanded our presence in APAC countries in 2007 and we developed strong channel sales in this region.  In 2006, the EMEA region experienced an OEM license sale which was discontinued in 2007.  As a result EMEA’s growth was far below that experienced by APAC and Americas.

2006 versus 2005.    During the fiscal year 2005, we recognized revenues of $254,809 from sales of our OptimIP product offerings.  As a result of the acquisition of the PacketLogic product family, our revenue increased to $1,914,430 for the fiscal year 2006, which included revenue derived from sales of OptimIP of $91,939 and from PacketLogic of $1,822,491.

Cost of Goods Sold

Cost of goods sold includes: (i) direct material costs for products sold and direct labor and manufacturing overhead, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including reserves for slow moving, inactive inventory, engineering changes and adjustments to reflect the company~~’~~'s policy of valuing inventory at lower of cost or market on a first-in, first-out basis.  The following tables present the breakdown of cost of sales by entity and cost of sales by category.

By entity

	2007	2006	Dollars	Percentage	2006	2005	Dollars	Percentage
Americas	$1,499,246	$461,754	$1,037,492	225%	$461,754	$307,799	$153,955	50%
EMEA	830,263	237,008	593,255	250%	237,008	--	237,008	--
APAC	523,552	115,605	407,947	353%	115,605	--	115,605	--
Amortization of Acquired assets	1,526,000	508,667	1,017,333	200%	508,667	--	508,667	--
Total	$4,379,061	$1,323,034	$3,056,027	231%	$1,323,034	$307,799	$1,015,235	330%

By category

	2007	2006	Dollars	2006	2005	Dollars
Materials	$1,714,877	$295,403	$1,419,474	$295,403	$184,878	$110,525
% net product revenue	30%	17%		17%	73%
Manufacturing Overhead	522,354	78,056	444,298	78,056	36,531	41,525
% net product revenue	9%	4%		4%	14%
Warranty	54,132	6,713	47,419	6,713	8,032	(1,319)
% net product revenue	1%	0%		0%	3%
Valuation Reserve	110,296	250,616	(140,320)	250,616	78,358	172,258
% net product revenue	2%	14%		14%	31%
Product costs	2,401,659	630.788	1,770,871	630.788	307,799	322,989
% net product revenue	42%	36%		36%	121%
Service costs	451,402	183,579	267,823	183,579	-	183,579
% of service revenue	45%	122%		122%
Amortization of acquired assets	1,526,000	508,667	1,017,333	508,667	-	508,667
% of net total revenue	23%	27%		27%
Total cost of sales	$4,379,061	$1,323,034	$3,056,027	$1,323,034	$307,799	$1,015,235
% Revenue	66%	69%	64%	69%	(121)%	61%

28.

2007 versus 2006.    Total cost of goods sold during 2007 as compared to 2006 decreased to 66% of net product sales versus 69% respectively.  The decrease in costs during 2007 was primarily due to low initial margins from a 3 rd  party product sold in 2007 and the increase in manufacturing overhead. Cost of sales also increased during 2007 due to amortization of intangible assets acquired from Netintact of approximately $1,526,000.

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

2006 versus 2005.   Margins improved from 2006 when compared to 2005 primarily due to higher material costs and valuation reserves in 2005. Material costs in 2005 were over 72% of net product sales primarily due to low procurement volumes. Valuation reserves were over 30% of net product sales in 2005 as a result of early stage product changes associated with initial market review of products. Cost of sales increased during 2006 due to amortization of intangible assets acquired from Netintact of approximately $508,667.

Gross Profit or Loss and Margins

The following table represents gross margin by entity:

	2007	2006	Variance in Dollars	2006	2005	Variance in Dollars
Americas	$891,852	$53,759	$838,093	$53,759	$(52,990)	$106,749
% Revenue	37%	10%		10%	(21)%
EMEA	1,583,281	918,489	664,792	918,489	--	918,489
% Revenue	66%	79%		79%	--
APAC	1,344,348	127,815	1,216,532	127,815	--	127,815
% Revenue	72%	53%		53%	--
Amortization of Acquired assets	(1,526,000)	(508,667)	(1,017,333)	(508,667)	--	(508,667)
% Revenue	(35)%	(38)%		(38)%	--
Total	$2,293,480	$591,396	1,702,084	$591,396	$(52,990)	$644,386
% Revenue	34%	31%		31%	(21)%

2007 versus 2006.    Gross profit for 2007 increased by $1,702,084 over 2006, primarily due to increased sales volume associated with the Netintact acquisition and the PacketLogic family of products.  Product margin as a percentage of sales increased by 3% from 2007 versus 2006.

29.

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

2006 versus 2005.    Gross profits for 2006 increased by $644,386 over 2005 primarily due to increased sales volume associated with the Netintact acquisition.

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

2007 versus 2006.    Research and development expenses for fiscal 2007 increased by $86,172 when compared to fiscal 2006.   Research and development expenses increased as a result of the costs of the acquired Netintact companies of approximately $1,082,000, and increases in services of $134,000, prototype materials of $60,000 and miscellaneous expense increases of $18,000.  Offsetting these expense increases were expense decreases associated with reduced payroll costs of $565,000 associated with the elimination of the OptimaIP product line, reduction of operations expenses of $342,000 as a result of converting from a development stage company, and lower stock based compensation expenses of $301,000.
2006 versus 2005.   Research and development expenses for the fiscal year 2006 increased by $460,369 when compared to the fiscal year 2006 as a result of the costs of the acquired Netintact companies of approximately $309,000 and stock based compensation expense of approximately $512,000.  Offsetting these expense increases were expense decreases as a result of exiting the development phase of the OptimaIP product line including lower prototype labor and procurement support of approximately $203,000, lower prototype materials and equipment of approximately $95,000, lower development personnel costs of approximately $45,000 and other miscellaneous expense decreases of approximately $18,000.
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

	Fiscal year
	2007	2006	2005
Sales and marketing expenses	$7,824,581	$2,565,445	$1,752,886
Percent of total revenue	117%	134%	688%

2007 versus 2006.    Sales and marketing expenses for the fiscal year 2007 increased by $5,259,136 when compared to fiscal year 2006.  The costs associated with the acquired sales and marketing organizations of Netintact increased spending in 2007 by approximately $2,305,000.  Payroll costs increased by $1,130,000 as a result of increasing employment from 22 employees at year end 2006 to 33 employees in 2007.  Consulting expenses increased in 2007 by $410,000 primarily due to increased expenses for trade shows, product literature, and channel development activities.  Other expense increases in 2007 include travel expenditures of $204,000, stock based compensation of $488,000 and miscellaneous other items of $26,000. Sales and marketing expenses also increased during 2007 due to amortization of intangible assets acquired from Netintact of approximately $1,439,000.

30.

2006 versus 2005.    Sales and marketing expenses for the fiscal year 2006 increased by $812,559 when compared to fiscal year 2005.  Sales and marketing expenses increased as a result of costs related to the acquired Netintact companies of approximately $455,000 and stock based compensation expense of approximately $223,000.  Offsetting these expense increases were expense decreases related to lower independent sales representative fees of approximately $103,000, lower employee related costs of approximately $33,000 and miscellaneous other expense reductions of approximately $20,000. Sales and marketing expenses also increased during 2006 due to amortization of intangible assets acquired from Netintact of approximately $474,595.
General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance, human resources, and legal organizations, fees for professional services and amortization of intangible assets.  Professional services include costs associated with legal, audit and investor relations consulting costs.

	Fiscal year
	2007	2006	2005
General and administrative expenses	$4,923,204	$2,723,641	$2,338,720
Percent of total revenue	74%	142%	918%

2007 versus 2006.    General and administrative expenses for the fiscal year ended December 31, 2007 increased by $2,199,563 when compared to the fiscal year ended December 31, 2006.  Expense increases during 2007 included amortization of intangible assets acquired from Netintact of approximately $741,333, stock based compensation of approximately $471,000, professional services of $365,000, personnel costs of $316,000, Netintact administrative costs of $213,000, travel related spending of $79,000, AMEX entrance fees of $75,000, facility expenses including insurance of $71,000, investor relations of $58,000, expensed tools of $32,000 and miscellaneous spending of $23,000.

2006 versus 2005.    General and administrative expenses for the fiscal year ended December 31, 2006 increased by $384,921 when compared to the fiscal year ended January 1, 2006.  Increases in general and administrative expenses include expenses of the acquired Netintact companies of approximately $36,000, the amortization of intangible assets associated with the acquisition of the Netintact companies of approximately $244,499,  legal and audit fees of approximately $297,000, investor relations expenses of approximately $371,000, employee related expenses of approximately $91,000 and facility related expenses of approximately $35,000.  Offsetting these expense increases were expenses decreases due to reduction in expenses for consultant payments of approximately $524,000 associated with unsuccessful financings in 2005, insurance of approximately $42,000, stock based compensation of approximately $6,000, reduction of bad debt expenses of approximately $107,000 and miscellaneous other expense reductions of approximately $11,000.

Interest and Other Income

During fiscal 2007 we maintained higher cash balances than in prior years as a result of a late 2006 private placement of equity (PIPE) financing and a July 2007 PIPE.  Net cash interest and other income exceed $51,858 versus net interest and other income of $7,904 in 2006 and $10,578 in 2005. Interest charged to expense for the fiscal year ending December 31, 2007 and 2006 was $6,559 and $8,918 respectively.

31.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments.   The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments:

	Fiscal year
	2007	2006	Increase (Decrease)
Cash and cash equivalents	$5,864,648	$5,214,177	$650,471

The cash and cash equivalents balance increased $0.7 million from December 31, 2006 due to activities in the following areas.

Increase (Decrease)
Net cash used in operating activities	$(7,048,194)
Net cash used in investing activities	(499,503)
Net cash provided by financing activities	8,218,037
Effect of exchange rates	(19,869)
Net change in cash and cash equivalents	$650,471

During the fiscal year ending December 31, 2007, cash was provided primarily by the proceeds of a private placement of equity in July 2007 totaling $7.5 million and the exercise of warrants and options totaling $.8 million.

Although we recorded a net loss of $12.5 million we used only $7.0 million of cash in operations due to net non-cash adjustments.  The primary non-cash adjustments include stock based employee compensation of $2.0 million, stock based services expense of $.5 million, intangible amortization of $3.7 million, depreciation of $.2 million and change in net worth of $.2 million offset by the amortization of the tax benefit associated with the intangible amortization of $1.1 million.   Our primary uses of cash for net working capital included an increase in inventories and accounts receivable and deferred revenue offset by increases in accounts payable, accrued expenses and deferred revenue and a decrease in prepaid expenses.

Based on current reserves and anticipated cash flow from operations, our working capital may not be sufficient to meet all of the needs of our business objectives through the end of 2008.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

Debt and Lease Obligations.    At December 31, 2007, we had obligations for leased equipment from various sources as shown below.  Interest rates on such debt range from 9% to 10%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2014.

As of December 31, 2007, future minimum lease payments that come due in the current and following fiscal years ending December 31 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations
Capital Lease obligations	$96,640	$33,867	$24,300	$22,012	$16,461
Operating Lease Obligations	1,521,373	329,053	745,566	446,754	–
Total	$1,618,013	$362,920	$769,866	$468,766	$16,461

32.

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

Material Commitments of Capital

We use third-party contract manufacturers to assemble and test our products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on its behalf based on a rolling production forecast provided by the company.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of December 31, 2007, we had no open non-cancelable purchase orders with our third-party manufacturers.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet items as described by Item 303(c) of Securities and Exchange Commission Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair ValueMeasurements,(SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We have not determined the effect that the adoption of SFAS 157 will have on our consolidated results of operations, financial condition or cash flows.

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

33.

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

34.

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

•
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

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 13, 2006

PROCERA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$5,864,648	$5,214,177
Accounts receivable, net of allowance for doubtful accounts of $241,062 and $11,672, as of December 31, 2007 and 2006 respectively	1,819,272	1,161,170
Inventories, net	1,320,022	259,207
Prepaid expenses and other current assets	520,137	284,225

Total current assets	9,524,079	6,918,779

Property and equipment, net	4,476,224	6,330,948
Purchased intangible assets, net	2,403,405	3,842,405
Goodwill	960,209	960,209
Other non-current assets	47,805	95,919

Total assets	$17,411,722	$18,148,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668,289	$286,232
Deferred revenue	957,891	383,231
Accrued liabilities	1,572,975	656,943
Capital leases payable-current portion	33,867	20,982

Total current liabilities	3,233,022	1,347,388

Non-current liabilities:
Deferred rent	7,797	20,621
Deferred tax liability	1,734,855	2,820,600
Capital leases payable-non-current portion	62,773	25,152

Total liabilities	5,038,447	4,213,761

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and 2006	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 76,069,233 and 70,416,105 shares issued and outstanding as of December 31, 2007 and 2006, respectively	76,069	70,416
Additional paid-in capital	50,058,560	39,206,537
Accumulated other comprehensive gain (loss)	76,861	14,381
Accumulated deficit	(37,838,215)	(25,356,835)

Total stockholders’ equity	12,373,275	13,934,499

Total liabilities and stockholders’ equity	$17,411,722	$18,148,260

See accompanying notes to consolidated financial statements.

PROCERA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007 DECEMBER 31, 2006, AND JANUARY 1, 2006

	Years Ended December
	Dec 31	Dec 31	Jan 1
	2007	2006	2006

Product revenue	$5,661,945	$1,763,827	$254,809
Service revenue	1,010,596	150,603	--
Net sales	6,672,541	$1,914,430	$254,809

Product cost of goods sold	3,927,659	1,139,455	307,799
Service cost of goods sold	451,402	183,579	--
Costs of Goods Sold	4,379,061	1,323,034	307,799

Gross Profit	2,293,480	591,396	(52,990)

Operating expenses:
Research and development (1)	3,151,438	3,065,266	2,604,897
Sales and marketing (1)	7,824,581	2,565,445	1,752,886
General and administrative (1)	4,923,204	2,723,641	2,338,720

Total operating expenses	15,899,223	8,354,352	6,696,503

Loss from operations	(13,605,743)	(7,762,956)	(6,749,493)
Interest and other income, net	51,858	7,904	10,578

Loss before provision for income taxes	(13,553,885)	(7,755,052)	(6,738,915)
Income tax benefit	1,072,505	251,573	–
Net loss after tax	$(12,481,380)	$(7,503,479)	$(6,738,915)
Other comprehensive income: Change in foreign currency translation adjustment	62,480	14,381	-

Comprehensive loss	$(12,418,900)	$(7,489,098)	$(6,738,915)

Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.22)

Shares used in computing basic and antidilutive net loss per share	71,422,184	50,443,688	30,445,423
(1)	Includes amortization of acquired assets as follows:

	Dec 31,	Dec 31,	Jan 1,
	2007	2006	2005
Cost of goods sold	$1,526,000	$508,667	$--
Sales and marketing	1,439,000	474,595	--
General and administrative	741,333	244,499	--
Total	$3,706,333	$1,227,761	$--
See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit)
For the Twelve Months Ended December 31, 2007, December 31, 2006 and January 1, 2006

	Common Stock		Add. Paid-In	Subscribed Com. Stock		Accum. Other Comprehensive	Accum.	Total Stockholders
Description	Shares	Amount	Capital	Shares	Amount	Income (loss)	Deficit	Equity
Balances January 1, 2006	30,945,317	$30,945	$17,362,468	3,545,833	$1,310,917	$-	$(17,853,356)	$850,974

Issuance of common stock in connection with private placement at $.40 per share in February 2006, less direct transaction costs	11,500,025	11,500	4,105,969	-	-	-	-	4,117,469

Issuance of common stock and placement agent warrants with private placement at $.40 per share in February 2006, paid in 2005	3,500,000	3,500	1,396,500	(3,500,000)	(1,288,000)	-	-	112,000

Issuance of Common stock and invester warrants in connection with November 2006 private placement at $1.00 per share, net of direct transaction costs	5,100,000	5,100	4,835,259	-	-	-	-	4,840,359

Issuance of common stock at $0.60 per share in exchange for outstanding stock of Netintact	17,539,513	17,540	9,153,543	-	-	-	-	9,171,083

Issuance of common stock at $0.82 per share in exchange for outstanding stock of Netintact PTY	760,000	760	272,933	-	-	-	-	273,693

See accompanying notes to consolidated financial statements.

	Common Stock		Add. Paid-In	Subscribed Com. Stock		Accum. Other Comprehensive	Accum.	Total Stockholders
	Shares	Amount	Capital	Shares	Amount	Income (loss)	Deficit	Equity
Issuance of common stock upon exercise of warrants at prices ranging from $0.10-$1.37	246,250	246	266,766	-	-	-	-	267,012

Stock based compensation			1,168,611	-	-	-	-	1,168,611

Issuance of 825,000 shares of common stock having a market value of $0.70 per share in exchange for 18 months of investor relations services	825,000	825	570,718	(45,833)	(22,917)	-	-	548,626

Fair value of warrants issued to service providers	-	-	73,770	-	-	-	-	73,770

Translation adjustment	-	-	-	-	-	14,381	-	14,381

Net Loss for 2006	-	-	-	-	-		(7,503,479)	(7,503,479)
Balances, December 31, 2006	70,416,105	$70,416	$39,206,537	0	$0	$14,381	$(25,356,835)	$13,934,499

See accompanying notes to consolidated financial statements.

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit)
For the Twelve Months Ended December 31, 2007, December 31, 2006 and January 1, 2006

	Common Stock		Add. Paid-In	Accum. Other Comprehensive	Accum.	Total Stockholders
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2006	70,416,105	$70,416	$39,206,537	$14,381	$(25,356,835)	$13,934,499

Issuance of common stock upon exercise of warrants at prices ranging from $0.075 - $1.37	1,323,410	1,323	754,118			755,441

Stock based compensation			1,972,275			1,972,275

Issuance of common stock in connection with the private placement of common shares at $2.00 per share in July 2007, less issuance costs	4,072,477	4,073	7,484,562			7,488,635

Issuance of common stock valued at $3.08 per share to vendor for search firm services.	247,500	247	611,078			611,325

Issuance of common stock valued at $3.08 per share to vendor for search firm services.	9,741	10	29,990			30,000

Foreign currency translation adjustment				62,480		62,480

Net Loss for 2007					(12,481,380)	(12,481,380)
Balances, December 31, 2007	76,069,233	$76,069	$(50,058,560)	$76,861	$(37,838,215)	$12,373,275

See accompanying notes to consolidated financial statements.

Procera Networks, Inc.
Consolidated statements of Cash Flows
For the Twelve Months Ended December 31, 2007, December 31, 2006 and January 1, 2006

	Year Ended
	Dec 31,	Dec. 31,	Jan. 1,
	2007	2006	2006

Cash flows from operating activities:
Net income (loss)	$(12,481,380)	$(7,503,479)	$(6,738,915)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,452,259	797,686	32,214
Amortization of intangibles	1,439,000	474,595	—
Deferred income taxes	(1,085,745)	(298,252)	—
Common stock issued for services rendered	149,665	227,786	84,150
Common stock subscribed for services	—	—	22,917
Compensation related to stock-based awards	1,972,275	1,168,611	429,387
Fair value of warrants issued to non-employees	—	73,770	542,647
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(501,591)	(684,003)	22,872
Inventories	(1,064,009)	(7,632)	(13,403)
Prepaids and other current assets	307,934	232,461	45,793
Accounts payable	375,696	(142,774)	221,910
Accrued liabilities, deferred rent	847,082	76,333	(128,220)
Deferred revenue	540,620	180,960	—
Other	—	158	—

Net cash used in operating activities	(7,048,194)	(5,403,780)	(5,478,648)

Cash flows from investing activities:
Purchases of property and equipment, net	(499,503)	(178,313)	(25,335)
Cash acquired in the acquisition of a business	—	452,669	—

Net cash provided by (used in) used in investing activities	(499,503)	274,356	(25,335)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,488,631	8,939,828	—
Proceeds from common stock subscription, net	—	—	1,288,000
Proceeds from the exercise of warrants	674,177	265,012	1,082,884
Proceeds from the exercise of stock options	81,264	—	—
Payments on a capital lease	(26,035)	(8,070)	—
Payment on loan payable	—	(110,000)	—
Proceeds from notes payable from a related party	—	—	240,000
Other	—	2,000	—

Net cash provided by financing activities	8,218,037	9,088,770	2,610,884

Effect of exchange rates on cash and cash equivalents	(19,869)	—	—

Net increase in cash and cash equivalents	650,471	3,959,346	(2,893,099)
Cash and cash equivalents at beginning of year	5,214,177	1,254,831	4,147,930

See accompanying notes to consolidated financial statements.

	Year Ended
	Dec 31,	Dec 31,	Jan. 1,
	2007	2006	2006

Cash and cash equivalents at end of year	$5,864,648	$5,214,177	$1,254,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$5,855	$7,894	$830
Cash paid for interest	$6,559	$5,072	$1,076

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of Netintact AB and Netintact PTY	$—	$9,444,776	$—
Issuance of common stock to charity organization in connection with the private placement in December 2004	$—	$—	$32,500
Conversion of notes payable (See note 8)	$—	$130,000	$—
Property and equipment purchased with a capital lease	$72,007	$—	$—
SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Tangible assets acquired		1,225,225
Intangible assets acquired		11,119,000
Goodwill		960,209
Less liabilities assumed		(3,859,658)
Net assets acquired		9,444,776
Fair value of common shares issued		9,444,776
Cash acquired		(452,669)

See accompanying notes to consolidated financial statements.

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

The Company was incorporated IN 2002.  On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation.  On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company (“ Netintact PTY ”).

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

For the year ended January 1, 2006, two customers accounted for 46% and 15% of revenues.

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

Impairment of Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB Statement of Financial Accounting Standards No. 142,  Goodwill and Other Intangible Assets , requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Stock and Warrants Issued to Third Parties

The Company accounts for stock and warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services . Under the provisions of EITF 96-18, if none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable.

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

Our product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all of our sales include support services (Service Revenue) which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

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

In these circumstances, we allocate revenue to each separate element based on its vendor specific objective evidence of fair value (“VSOE”). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Through December 31, 2007, in virtually all of our contracts, the only elements that remained undelivered at the time of product delivery were post contract hardware and software support and unspecified software updates. We determine VSOE for PCS based on sales prices charged to customers based upon renewal pricing for PCS.  Each contract or purchase order that we enter into includes a stated rate for PCS. The renewal rate is equal to the stated rate in the original contract. We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis.

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

Advertising Costs

Advertising costs are expenses as incurred. Advertising expenses were not significant for the periods ended December 31, 2007, December 31, 2006 and January 1, 2006.

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

On August 18, 2006, Procera acquired 100% of the outstanding stock of Netintact, AB., (“Netintact AB”), a Swedish software company.  At the time of its acquisition by Procera, Netintact AB owned 51% of the outstanding shares of Netintact PTY (“Netintact PTY”), an Australian company that distributed Netintact AB’s products in Australia and Asia. On September 29, 2006, Procera acquired the remaining 49% of the outstanding shares of Netintact PTY. Netintact AB’s and Netintact PTY’s results of operations have been included in the consolidated financial statements since the date of acquisition. Procera believes the Netintact companies were desirable and valuable merger partners due to their strategic customer base, the technology incorporated into their software products, and their success in penetrating their markets (Europe, Australia and Asia).

Pursuant to the terms of the Stock Exchange Agreement with the shareholders of Netintact, Procera has committed up to 22,000,000 shares of common stock for the acquisition.  19,000,000 shares were committed at the close of the acquisition including 18,299,514 common shares and 700,486 warrants were granted.  3,000,000 shares were committed based upon the attainment of future milestones including 2,876,757 common shares and 123,243 incentive warrants.  The fair value of common stock issued for the acquisitions, excluding the incentive shares was $9,444,776. The value of the common shares issued was determined based on the market price of the Company’s common shares on the effective date of the acquisition.  In accordance with Statement of Financial Accounting Standards No. 141,  Business Combinations , the Company did not accrue contingent consideration obligations prior to the attainment of the objectives.  At December 31, 2007, the objectives had not been fully accomplished and the future incentive share obligation was cancelled.

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

Following the closing of the Netintact AB and Netintact PTY acquisition transactions, Procera conducted a valuation of the intangible assets contained therein.  Procera allocated the total fair value of common stock for the two acquisitions to intangible assets and net tangible assets.  Of the $12.1 million of acquired intangible assets, $1.0 million was assigned to goodwill that is not subject to amortization and the remaining $11.1 million of acquired intangible assets have a weighted-average useful life of approximately 3 years. The intangible assets that make up that amount include: product software of $4.6 million, management information and related software of $2.2 million, and customer base of $4.3 million. The amounts allocated to the intangible assets are not expected to be deductible for tax purposes.

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

The following (unaudited) pro forma financial information below summarized the consolidated results of operations of Procera and the Netintact entities on a pro forma basis as if the acquisitions had occurred on January 1, 2005.  The proforma information for 2005 includes acquisition related costs, intangible amortization, and the combined results of Procera and Netintact.  The proforma information for 2006 includes additional amortization costs for the preacquisition period and as well as the adjusted consolidated results after the acquisition.

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

We have sustained recurring losses and negative cash flows from operations.  Over the past year, our growth has been funded through private equity financing.  As of December 31, 2007, we had $5.9 million of unrestricted cash and cash equivalents.  During 2007, we obtained equity financing through a private investor placement of equity.  The Company has experienced and continues to experience negative cash flows from operations, as well as an ongoing requirement for additional investment in operations.  However, at December 31, 2007, our accumulated deficit is $37.8 million and we have sustained an operating cash flow deficiency of $26.3 million since inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependant on a number of factors. For a discussion of some of the risks and uncertainties affecting our business, see Item 1A “Risk Factors” of this amended Annual Report on Form 10-K/A. Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and are difficult to predict.  Since our inception, we have relied on private financings to fund our development and initial market penetration.   We may require additional debt or equity financing until such time as our operations become self funding.  We expect that we will need to raise additional capital to accomplish our business plans. There can be no assurance as to the availability or terms upon which such equity or debt financing might be available.

5.           Intangible Assets

Effective September 29, 2006, the Company completed the purchase of Netintact AB and Netintact PTY, a privately held software company. The assets acquired included approximately $4.3 million of intangible assets, other than goodwill. The $4.3 million of acquired intangible assets was assigned to customer lists.  These intangible assets are subject to amortization. The $4.3 million of acquired intangible assets have an useful life of approximately 3 years.

Intangible assets consist of the following at December 31, 2007:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Netintact customer base	$4,317,000	$(1,913,595)	$2,403,405

6.	Other Balance Sheet Details

Accounts receivable
	December 31,	December 31,
	2007	2006
Accounts receivable	$2,060,334	$1,172,842
Less; Allowance for doubtful accounts	(241,062)	(11,672)
Accounts receivable, net	$1,819,272	$1,161,170

Inventory
	December 31,	December 31,
	2007	2006
Raw materials and purchased parts	$292,825	$37,871
Work in process	21,287	-
Finished goods	1,062,398	340,300
Reserves	(56,488)	(118,964)
Inventory, net	$1,320,022	$259,207

Prepaid expenses and other current assets
	December 31,	December 31,
	2007	2006

Prepaid Investor relations services	$326,040	$160,420
Prepaid insurance premiums	73,652	32,244
Prepaid software licenses	8,711	27,085
Prepaid rent	20,696	12,562
Prepaid vehicle lease	-	6,723
Prepaid equipment lease	7,308	3,676
Prepaid maintenance	14,278	2,162
Other prepaid expenses	69,452	39,353
Total prepaid expenses and other current assets	$520,137	$284,225

Property and equipment
	December 31,	December 31,
	2007	2006
Tooling and test equipment	$736,439	$305,623
Office equipment	64,170	39,385
Computer equipment	256,850	199,057
Software	54,063	40,368
Acquired product software	4,578,000	4,578,000
Acquired MI & related software	2,224,000	2,224,000
Vehicle	75,877	-
Furniture and fixtures	26,502	17,830
Total	8,015,901	7,404,263
Less: accumulated depreciation & amortization	(3,539,677)	(1,073,315)
Property and equipment, net	$4,476,224	$6,330,948

Other assets
	December 31,	December 31,
	2007	2006
Netintact customer base	$4,317,000	$4,317,000
Goodwill	960,209	960,209
Security deposit - HR and payroll services	-	50,615
Security deposit - Sales taxes collateral	30,000	30,000
Security deposit - Facility lease	17,805	15,304
Total other assets	5,325,014	5,373,128
Less: Accumulated amortization	(1,913,595)	(474,595)
Total other assets	$3,411,419	$4,898,533

Accrued liabilities
	December 31,	December 31,
	2007	2006
Payroll and related expenses	$620,191	$371,762
Sales Commission	299,926	10,111
Accrued audit, tax & legal fees	196,000	123,022
Contingent warranty liability	64,864	20,950
VAT and sales taxes	81,074	45,497
Income taxes accrued	59,101	44,880
Received not invoiced	211,606	-
Other accrued expenses	40,213	40,721
Total accrued liabilities	$1,572,975	$656,943

7.	Commitments and Contingencies

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

As of December 31, 2007, future minimum lease payments that come due in the current and following fiscal years ending December 31 are as follows:

	Capital Leases	Operating Leases
2008	33,867	329,053
2009	14,082	369,252
2010	11,658	376,314
2011	11,658	263,304
2012 and thereafter	31,105	183,450
Total minimum lease payments	102,370	$1,521,373
Less: Amount representing interest	5,730
Present value of minimum lease payments	96,640
Less: Current portion	33,867
Obligations under capital lease, net of current portion	$62,773

8.	Notes Payable

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

Warrants

(Footnotes correspond to the warrant table below)

On February 23, 2005, the Company issued warrants to purchase 100,000 shares of our common stock with an exercise price of $1.78 per share to an independent sales representative.  The warrant was considered earned upon the successful completion of a sale, payment and other factors.  Due to the conditions of earning the warrant, the fair value was determined to be $0. (1)

On April 13, 2005 the Company issued warrants to purchase 10,000 shares of our common stock with an exercise price of $1.86 per share and a fair value of $14,854 to a Company director as compensation for completing an equity raising event in December 2004. (2)

On May 12, 2005 the Company issued warrants to purchase 25,000 shares of our common stock with an exercise price of $1.22 per share and a fair value of $22,569 to an independent representative as compensation for assisting in securing a facility lease. (3)

On June 14, 2005 the Company issued warrants to purchase 75,000 shares of our common stock with an exercise price of $1.42 per share and a fair value of $8,102 to a director of the Company as partial compensation for successfully directing an equity raising event. (4)

On September 13, 2005 the Company issued warrants to purchase 15,000 shares of our common stock at a price of $0.68 to a independent consultant for product specification and definition services. (5)

In conjunction with the closing of private placement sales of common stock on February 28, 2006, warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share with a fair value of  $712,315 were issued to placement agents as compensation for their services in completing the private placement. (6)

On August 2, 2004, warrants to purchase 400,000 shares of the Company’s common stock at $1.40 per share with a fair value of $448,495 were issued to an investor relations firm as compensation to perform investor relations services on behalf of the Company during 2004. On August 2, 2006, the subject warrants were cancelled and replacement warrants to purchase a total of 400,000 shares of the Company’s common stock at $1.40 per share were issued to said investor relations firm and one of its employees. (7)

In conjunction with the its agreement to acquire all of the outstanding shares of Netintact AB (a Swedish corporation), the Company agreed to issue warrants as of the August 18, 2006 acquisition date to purchase 702,486 shares of the Company’s common stock at a price of $0.60 per share and to issue warrants upon successful completion of operating milestones to purchase 123,243 shares of the Company’s common stock at a price of $0.60 per share. Said warrants are not exercisable until the Company’s common stock has reached a market value of $2.00 or more and sustains that value for 90 consecutive trading days. On December 12, 2006, the Company’s stock closed with a market value of $2.06 per share and has remained above $2.00 per share since that date. (8)

On November 30, 2006, the Company completed private placement sales of 5,100,000 shares of its common stock at $1.00 per share to fifteen institutional and accredited investors, and received cash proceeds of $4,840,359, net of financing expenses of $259,641. In addition, investors were issued warrants to purchase 1,020,000 shares of the Company’s common stock (representing 20% of shares purchased in the private placement) at $1.50 per share and warrants to purchase 360,000 shares of the Company’s common stock at $1.00 per share were issued to private placement agents as compensation for their services in completing the private placement. (9)

On January 24, 2007, we granted 115,000 warrants to purchase common stock at $2.14 per share and a fair value of  $169,814 in exchange for independent contractor Sales services.(10)

In conjunction with the closing of a private placement sale of common stock on June 17, 2007, we issued 199,998 warrants to purchase common stock with a fair value of $510,587  to placement agents as compensation for their services. The warrant quantity was approximately 5% of the shares purchased from the company with a strike price of $2.00, equivalent to the price shareholders paid.(11)

On July 31, 2007 we issued warrants to purchase our common stock at $1.12 and a fair value of $132,328 in exchange for public relations services performed.(12)

At December 31, 2007, warrants to purchase 7,714,407 shares of common stock are outstanding. The following table sets forth the key terms of these outstanding warrants:

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

The weighted average assumptions used for 2007, 2006 and 2005 are as follows:

	Year Ended
	December 31,	December 31,	January 1,
	2007	2006	2006
Risk free interest rate	3.59% - 5.02%	4.64% - 5.02%	3.88%
Expected life of option	5.25 – 7.00 years	6.0 – 6.25 years	3.89 years
Expected dividends	0%	0%	0%
Volatility	93% - 102%	110%	114%

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

On December 13, 2005, the Company received loan proceeds of $150,000 from Laird Cagan, a related party who is a partner with Chadbourn Securities, Inc., and issued a promissory note in that amount, bearing interest of 6% per annum, and maturing on April 1, 2006. On February 28, 2006, Mr. Cagan requested that $130,000 of the loan principal owed to him by the Company be converted to a purchase of 325,000 shares of the Company’s common stock in conjunction with the private placement sales of the company’s common stock that closed on this date. The remaining loan principal of $20,000, together with accrued interest of $1,971, was paid in full by the Company on March 22, 2006.

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	December 31,	December 31,	January 1,
	2007	2006	2006
Numerator – Basic and diluted	$(12,481,380)	$(7,503,479)	$(6,768,915)

Denominator – basic and diluted
Weighted average common shares outstanding	71,422,184	50,443,688	30,445,423
Weighted average unvested common shares subject to repurchase	—	—	—

Total	71,722,184	50,443,688	30,445,423

Net loss per share – basic and diluted	$(0.17)	$(0.15)	$(0.22)

Antidilutive securities:
Common stock subscriptions	—	166,250	3,545,833
Common stock reserved for incentives associated with the acquisition of Netintact	—	5,462,758	—
Options	6,675,166	5,483,784	3,916,970
Warrants	7,714,407	8,901,344	7,213,178
Rights to purchase common stock	300,000	—	292,100

Total antidilutive securities	14,689,573	20,014,136	14,968,081

15.	Quarterly results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	March 31	June 30	Sept. 30	Dec. 31
	2007	2007	2007	2007
Revenues	$1,984,930	$2,117,000	$1,645,657	$924,954
Cost of Goods Sold	910,604	1,162,302	1,074,569	1,231,585
Product Margin	1,074,326	954,698	571,088	(306,631)
Operating expenses:
Research and development	842,614	691,409	768,885	848,530
Sales and marketing	1,462,636	1,824,486	1,953,365	2,584,095
General and administrative	884,648	1,327,073	1,267,294	1,444,191
Total expenses	3,189,898	3,842,968	3,989,544	4,876,816
Loss from operations	(2,115,572)	(2,888,270)	(3,418,456)	(5,183,447)
Interest and other income (expense)	16,561	14,323	27,466	(6,490)
Loss before Tax	(2,099,011)	(2,873,947)	(3,390,990)	(5,189,937)
(Provision) benefit from tax	240,401	264,561	300,537	267,006
Net loss	$(1,858,610)	$(2,609,386)	$(3,090,453)	$(4,922,931)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.04)	$(0.07)
Shares used in computing basic and diluted net loss per common share	68,377,963	68,904,544	73,089,577	75,223,108

	March 31	June 30	Sept. 30	Dec. 31
	2006	2006	2006	2006
Revenues	$22,332	$54,751	$420,859	$1,416,488
Cost of Goods Sold	80,596	169,984	292,896	779,558
Product Margin	(58,264)	(115,233)	127,963	636,930
Operating expenses:
Research and development	714,564	791,106	908,754	650,842
Sales and marketing	436,105	440,513	492,891	1,195,936
General and administrative	495,112	600,226	597,093	1,031,211
Total expenses	1,645,781	1,831,845	1,998,738	2,877,989
Loss from operations	(1,704,045)	(1,947,078)	(1,870,775)	(2,241,059)
Interest and other income (expense)	(2,718)	4,466	2,863	3,293
Loss before Tax	(1,706,763)	(1,942,612)	(1,867,912)	(2,237,766)
(Provision) benefit from tax	–	–	(12,397)	263,970
Net loss	$(1,706,763)	$(1,942,612)	$(1,880,309)	$(1,973,796)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.03)
Shares used in computing basic and diluted net loss per common share	36,461,326	46,745,012	55,488,782	64,248,470

16.	Segment Information

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, we considered the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  ("SOX").  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PMB Henlin Donovan, our independent registered public accounting firm, as stated in their report, which is included herein.

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

As of December 31, 2007, the following material weakness and significant deficiencies in our internal control over financial reporting were identified:

Material Weakness

1.
We did not complete our 10-K and financial reports in sufficient time to allow for review and comment which resulted in a significant number of last minute changes. Based on the assessment conducted and the evaluation of relevant criteria, management concluded that, as of December 31, 2007, the Company’s Internal Control over financial reporting was not effective. We intend to implement a plan for the year end close that permits earlier completion of financial reports and a draft SEC form 10-K.

Significant deficincies

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors

The name, age, position(s), term and board committee membership for each member of our Board of Directors is set forth below as of March 29, 2008:

Name	Age	Position(s)	Director Since

Scott McClendon (1*, 2)	68	Chairman of the Board and Director	2004

James F. Brear	42	President, Chief Executive Officer and Director	2008

Thomas H. Williams (4)	69	Chief Financial Officer, Secretary and Director	2003

Staffan Hillberg (2, 3)	43	Director	2007

Mary Losty (1, 3*)	48	Director	2007

Thomas Saponas (1, 2*)	58	Director	2004

_________________

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors.

(4)	Mr. Williams resigned as a director and officer in December 2008.

*	Committee Chairperson

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

Biographical Information

Mr. Scott McClendon has served as a member of our Board of Directors since March 1, 2004 and as Chairman of the Board since November 2, 2007. He is currently a member of the Audit and Compensation Committees.  Mr. McClendon has been the Chairman of the Board for Overland Storage (NASDAQ OVRL) since March 2001.  He also served as Overland~~’~~'s interim CEO from November 2006 to August 2007 and its President and CEO from October 1991 to March 2001, and was an officer and employee until June 2001.  Prior to his tenure with Overland, he was employed by Hewlett Packard Company, a global manufacturer of computing, communications and measurement products and services, for over 32 years in various positions in engineering, manufacturing, sales and marketing.  He last served as the General Manager of the San Diego Technical Graphics Division and Site Manager of Hewlett Packard in San Diego, California.  Mr. McClendon is a director of SpaceDev, Inc., an aerospace development company.  Mr. McClendon has a BSEE and MSEE from Stanford University.

James F. Brear joined Procera as its President, Chief Executive Officer and a member of our Board of Directors on February 6, 2008.  Mr. Brear is an industry veteran with more than 18 years of experience in the networking industry, most recently as vice president of worldwide sales and support for Bivio Networks, a maker of deep packet inspection platform technology from July 2006 to January 2008.  From September 2004 to July 2006 Mr. Brear was vice president of worldwide sales for Tasman Networks (acquired by Nortel), a maker of converged WAN solutions for enterprise branch offices and service providers for managed WAN services.  From April 2004 to July 2004, Mr. Brear served as Vice President of Sales at Foundry Networks, a provider of switching, routing, security, and application traffic management solutions.  Earlier in his career, Mr. Brear was the vice president of worldwide sales for Force10 Networks from March 2002 to April 2004, during which time the company grew from a pre-revenue start-up to the industry leader in switch routers for high performance Gigabit and 10 Gigabit Ethernet.  In addition, he spent five years with Cisco Systems from July 1997 to March 2002 where he held senior management positions in Europe and North America with responsibility for delivering more than $750M in annual revenues selling into the world’s largest service providers.   Previously, Mr. Brear held a variety of sales management positions at both IBM and Sprint Communications.   He holds a Bachelor of Arts degree from the University of California at Berkeley.

Mr. Thomas H. Williams has served as a member of our Board of Directors since October 2003.  From November 2007 to February 2008, he served as our interim Chief Executive Officer.   Mr. Williams has been our Chief Financial Officer and Secretary since March 20, 2006, and continues to serve in those capacities.  Mr.  Williams has 30 years experience as a CFO and General Counsel in start-up and medium-sized venture capital-backed technology companies.  Prior to his service with us, Mr. Williams served as interim CEO of TeleCIS Wireless, Inc. from November 2004 to March 2005.  He served as CFO and later CEO at Bandwidth9, a company developing tunable lasers for the fiber optics industry from 1999 through November 2004 (Bandwidth filed for protection under Chapter 11 of the US Bankruptcy code in August 2004).  Previously, Mr. Williams has held senior financial management and legal positions with IBM, Shell Oil, Greyhawk Systems and IC Works.   Mr. Williams holds a B.S. degree in electrical engineering, a law degree from the University of Minnesota and an M.B.A. from the University of California at Berkeley.  He is a member of the California, New York (inactive), Federal and Patent bars.

Mr. Staffan Hillberg has served as a member of our Board of Directors since January 11, 2007.  He is currently a member of our Nominating and Compensation committees.  Mr. Hillberg is currently the managing CEO of Scandinavian Financial Management AB, a private equity group based in Sweden since October 2003.  Since September 2004 he has also held the position of Managing Partner at the MVI Group, one of the largest and oldest business angel networks in Europe with over 175 million Euros invested in 75 companies internationally.  While at MVI he has overseen a number of successful exits among them, two IPO's in 2006 on the AIM exchange in London as well as an IPO on the Swiss Stock Exchange.   Prior to Scandinavian Financial Management, he ran a local venture capital company from June 2000 to July 2003 as well as co-founded and was the CEO of the computer security company AppGate from August 1998 to June 2000, with operations in Europe and the USA, raising US$20M from ABN Amro, Deutsche Telecom and GE Equity.  Before this he was responsible for the online activities of the Bonnier Group, the largest media group in Scandinavia, spearheading their internet activities and heading up their sponsorship of MIT Media Lab.  Earlier he was the QuickTime Product Manager at Apple in Cupertino and before this Multimedia Evangelist with Apple Computer Europe in Paris, France.  He has extensive experience as an investor and business angel having been involved in the listing of two companies in Sweden, Mirror Image and Digital Illusions where the latter was acquired by Electronic Arts. Mr. Hillberg attended the M.Sc. program at Chalmers University of Technology in Sweden and has an MBA from INSEAD in France.

Ms. Mary Losty has served as a member of our Board of Directors since March, 2007.  She is currently a member of the Audit and Nominating and Corporate Governance Committees.  Ms. Losty is currently the General Partner at Cornwall Asset Management, LLC, a portfolio management firm located in Baltimore, Maryland, where she is responsible for the firm’s investment in numerous companies.  Ms. Losty’s prior experience includes working as a portfolio manager at Duggan & Associates and as an equity research analyst at M. Kimelman & Company.  Prior to that she worked as an investment banker at Morgan Stanley and Co., and for several years prior to that she was the top aide to James R. Schlesinger, a five-time U.S. cabinet secretary.  Ms. Losty received both her B.S. and Juris Doctorate degrees from Georgetown University, the latter with magna cum laude distinction.  She is a member of the American Bar Association and a commissioner for Cambridge, Maryland~~’~~'s Planning and Zoning Commission.  Ms. Losty also sits on the board of directors of the American Board of the United Nations University for Peace, an institution which enjoys the exclusive status of being sanctioned by all 192 member states of the United Nations.

Mr. Thomas Saponas has served as a member of our Board of Directors since April 22, 2004 and is currently a member of the Audit and Compensation committees. Mr. Saponas served as the Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. (NYSE: A) from August 1999 until he retired in October 2003.  Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard~~’~~'s Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard.  Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C. Mr. Saponas has a BSEE/CS (Electrical Engineering and Computer Science) and an MSEE from the University of Colorado. Mr. Saponas is a director of nGimat, a nanotechnology company, a director of Time Domain, an ultra wideband communications company, and a director of Keithley Instruments (KEI on NYSE), an electronic instruments company. He also serves on the Visiting Committee on Advanced Technology at the National Institute of Standards and Technology.

Our Executive Officers and Significant Employees

Set forth below are the name, age, position(s), and a brief account of the business experience of each of our executive officers and significant employees as of March 29, 2008:

Name	Age	Position(s)	Officer Since

James F. Brear	42	President and Chief Executive Officer (Principal Executive Officer)	2008

Thomas H. Williams	69	Chief Financial Officer and Secretary	2006

David Stepner (1)	63	Chief Operating Officer	2007

Paul Eovino	59	VP, Corporate Controller (Principal Accounting Officer)	2006

Alexander Hävang	29	Chief Technical Officer	2006

John Pirillo	45	Vice President — Sales-Americas

David Green	41	Vice President — Sales-Europe, Middle East, Africa (EMEA)

Jon Lindén	33	Vice President — Marketing

(1)	Dr. Stepner resigned from the Company as of October 1, 2008.

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

David Stepner  has been our Chief Operating Officer since May 2007.  Mr. Stepner is a Silicon Valley veteran with extensive experience in aggressively growing a variety of successful high-tech companies.  From June 2001 to March 2007, Dr. Stepner was CEO of Teja Technologies, a software company targeting the networking equipment market. Prior to that, he was general manager of the platforms business unit of Wind River Systems, developer of the Tornado development environment and VxWorks operating system  from 1999 through 2000. He came to Wind River via its acquisition of Integrated Systems Inc. (ISI), where he served as president of its Diab-SDS subsidiary, and earlier as vice president of R&D from 1993 to 1999. Dr. Stepner also held executive positions at Greyhawk Systems, which he co-founded, and Diasonics, which conducted the largest IPO in history up to its time, and was vice president of R&D at Measurex Corp. Dr. Stepner received a B.S. from Brown University, and an M.S. and Ph.D. in electrical engineering from Stanford University.

Paul Eovino has over 30 years experience in executive and managerial financial positions in companies ranging in size from startup to over $2 billion in annual sales. Mr. Eovino joined Procera Networks in October 2006 in a consulting role and became our full time Vice President–Finance and Corporate Controller and Principal Accounting Officer in March 2007. From February 2004 to January 2007, Mr. Eovino held the dual positions of CFO for Expresso Fitness, a virtual reality exercise bicycle manufacturer, and Synfora, an EDA Software developer. From December 2000 to January 2004, Mr. Eovino was the Corporate Controller for Bandwidth9, a MEMS manufacturer of tunable lasers for the fiber optic market. Mr. Eovino's early career included over 15 years experience in various international financial management positions with NCR, GenRad, and BICC-Boschert as well as 8 years with Greyhawk Systems. Mr. Eovino graduated from Rider University with a degree in Accounting and Financial Management.

Alexander Haväng has been our CTO since August 2006 and was a founding owner of Netintact, a wholly owned subsidiary of Procera since August 2000.  Mr Haväng is responsible for the company’s strategic technology direction.   Mr. Haväng is widely known and a respected authority in the open source community, and is the lead architect for Procera’s industry-recognized, deep packet inspection-based network traffic and service management solution, PacketLogic. Earlier in his career, Haväng was one of the chief architects for the open source streaming server software Icecast, along with the secure file transfer protocol GSTP. He spent the early part of his career at IDA systems, an IT solution provider for the Swedish government, along with a stint in the Swedish military.   Mr. Haväng studied computer science at the Linköping University in Sweden.

John Pirillo has been Procera’s Vice President of Sales for Americas since February 25, 2008.  He has managed revenue responsibilities across all segments of network service providers, including wireline, wireless, cable multi-system operators (MSOs), ISPs, universities, enterprises and the federal government.  Most recently, he was vice president of sales – Americas for Ellacoya Networks, a maker of deep packet inspection technology (sold to Arbor Networks in 2008) from May 2006 to February 2008.    Previously, he served as vice president of sales for ECI Telecom from May 2005 to May 2006, Caspian Networks from September 2002 to October 2003, and Amber Networks (sold to Nokia in 2001) from January 2000 to September 2001.  He also held sales management positions at Ascend Communications (sold to Lucent Technologies in 1999) from 1994 to 1999 and Network Systems Corp from 1989 to 1994.  He holds an M.B.A. degree from Rollins College and a B.S. degree from the University of Central Florida.

David Green has developed extensive industry knowledge and relationships with Tier 1 telco broadband providers, wireless providers, ISPs and channel partners. Prior to joining Procera in March, 2008, he was most recently general manager – EMEA for Ellacoya (now Arbor Networks) from August 2004 to March 2008, a maker of deep packet inspection technology.  Previously from November 1996 to July 2004, he was sales for the cable and service-provider segment for Cisco Systems and earlier in his career he held sales and management positions for 3Com from 1995 to 1996 and for Cabletron Systems from 1992 to 1995.

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
Our Board of Directors has determined that Procera does not have an audit committee financial expert serving on its Audit Committee as defined under the applicable Securities and Exchange Commission standard.  The Board of Directors has found it difficult to identify and recruit an individual with the correct skill set, industry knowledge and professional background to serve the Company in this role.  However, our Board of Directors is actively pursuing corrective action.

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

Compensation Objectives

The following are the principal objectives of our compensation programs:

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

Base Salary – In determining base salaries for our executive officers, we benchmark each of our executive positions using data compiled by the Radford Surveys and Consulting. The specific report used was the Radford Intro Program, which included 184 technology companies with revenues estimated to be below $100 million for 2007.  This survey was further subdivided  into categories of companies, with revenues expected to be under $10 million, $10 - $39.9 million and over $40 million. The companies in these subgroups were not identified by name.  After consideration of all data, our compensation committee elected to target compensation at the $10 - $39.9 million subgroup as our targeted revenue run rate at the end of 2007 was expected to be in that range. The $10 - $39.9 million category was further broken down into six percentile subgroups representing the average salary within a given percentile.  These companies were also not identified by name.  Since our expected revenue target was at the low range of the subgroup, the compensation targets were defined by comparison to survey respondents between the 25th and 50th percentile.  We obtained detailed compensation data for executive positions similar to the positions at our company for this revenue subgroup percentile.  The compensation elements developed by this comparison method included targeted basic salary, incentive bonus and equity components for the calendar year 2007.

Cash Bonus – While we believe that the provision of short-term cash incentives is important to aligning the interests of executive officers and stockholders, and to the rewarding of performance, we also take into account the overall financial situation of the company.   Since the survey process occurred during 2007, a bonus program with specific measures for 2007 was not implemented.  The cash bonuses for 2007 were all entirely discretionary awards recommended by the compensation committed based on the committee’s assessment of executive officers’ performance and accomplishments during the year with input from the Chief Executive Officer and were not based on pre-determined or specific corporate or individual performance targets.  The primary achievements, as considered by the Compensation Committee in awarding the discretionary bonuses, were our merger with Netintact, our  increase in revenue between 2006 and 2007, financing achievements and cost control and employee retention.  The committee has recommended target cash bonus incentives for 2008 based on the survey conducted in 2007.   The chief executive officer will receive an initial bonus of 50% of his annual base salary after his first six months of his employment with the Company and is eligible for a discretionary performance bonus of up to 80% for the remainder of 2008 provided, however that for 2008, the annual bonus will be prorated over the time between the end of the first six months of Mr. Brear’s employment and the end of calendar year 2008.  For 2008, the other executive officers are each eligible for a total target bonus of up to 80% of base salary.

Equity Incentive – We utilize stock options as the primary method of equity participation for our executive officers. Equity awards are made for reward and recognition of long term contribution to the shareholders.  We determine option grants by reference to our own capitalization structure, the Radford Surveys and to internally generated benchmarks that we have established to determine appropriate levels of stock option grants for our employees.  Because of the long term nature of this incentive, the awards were evaluated over a multiyear period.  The committee determined that all of the officers had significant recent awards either as hiring incentives or retention awards in 2006 or 2007 except the former CEO.  As a result the committee recommended only the CEO receive an equity award in the form of stock options in 2007.

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

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total

Thomas H. Williams,	2007	$181,458		$25,000	—	$177,120	—		$383,608

Chief Financial Officer, Interim Chief Executive Officer, Secretary and Director	2006	126,154	(7)	—	—	95,407	—		221,561

David Stepner,	2007	$98,333	(4)	—	$304,893	$96,223	—		$499,449

Chief Operating Officer	2006	—		—	—	—	—		—

Paul Eovino,	2007	$138,588		$15,000	—	$162,089	—		$315,677

Vice President , Corporate Controller, Chief Accounting Officer	2006	15,000	(5)	—	—	27,533	—		42,533

Sven Nowicki,	2007	$97,924		—	—	—	$35,851	(2)	$133,772

General Manager, Netintact, Director	2006	33,710	(6)	—	—	—	—		—

Douglas Glader,	2007	$231,133		$50,000	—	$3,244	$39,472	(3)	$323,849

Retired Chief Executive Officer	2006	245,000		—	—	—	—		245,000
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

(2)	Mr. Nowicki earned compensation related to commissions on sales

(3)	Mr. Glader retired effective November 2, 2007. Other compensation represents retirement compensation and continuing health benefit reimbursements which continue for 18 months.

(4)	For the partial year May 7, 2007 through December 31, 2007

(5)	For the partial year October 1, 2006 through December 31, 2006 as a part time employee.

(6)	For the partial year August 18, 2006 through December 31, 2006

(7)	For the partial year March 20, 2006 through December 31, 2006

Fiscal 2007 Grant of Plan-Based Awards

The following table contains information regarding options granted during the fiscal year ended December 31, 2007 to the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards(1)

David Stepner	07/11/07	300,000	—	$3.00	$304,893

David Stepner	07/11/07	—	250,000	$3.00	81,790

Thomas H. Williams	—	—	—	—	—

Paul Eovino	—	—	—	—	—

Sven Nowicki	—	—	—	—	—

Douglas Glader	—	—	—	—	—
_____________

(1)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under SFAS 123R.

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

Thomas H. Williams  In March 2006, Procera entered into an offer letter with Mr. Thomas H. Williams employing him as Chief Financial Officer.  The agreement provides for a base salary of $160,000 per annum.  In addition, Procera granted to Mr. Williams an option to purchase 450,000 shares of Procera common stock at a price of $.69 per share.  In August, 2006 Mr. Williams was granted an option to purchase an additional 750,000 shares at an option price of $.52 per share.  In August 2007, Mr. Williams’ base salary was increased to $190,000 per annum.  On November 2, 2007, in connection with his promotion to interim Chief Executive Officer, Mr. Williams’ salary was increased to $245,000.  Mr. Williams is eligible to participate in any executive bonus programs adopted by the Company’s board of directors.  There are no severance provisions.  If the Company terminates Mr. Williams’~~s~~ employment without cause or if Mr. Williams terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Williams prior to his termination will immediately become fully vested

David Stepner  In May 2007, Procera entered into an offer letter with Mr. David Stepner employing him as Chief Operating Officer.  The agreement provides for a base salary of $160,000 per annum.  The company granted Mr. Stepner an option to purchase 250,000 shares of Procera common stock at a price of $3.00 per share with a vesting period of three years The options vest over a three year period with one-sixth vesting 6 months after his start date and the remaining shares vesting in 30 equal monthly installments thereafter.  Mr. Stepner was also granted 300,000 shares of common stock with a vesting date of November 7, 2008.  Mr. Stepner is eligible to participate in any executive bonus program adopted by the Company’s board of directors.  There are no Severance provisions.  If the Company terminates Mr. Stepner’s employment without cause or if Mr. Stepner terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Stepner prior to his termination will immediately become fully vested

Paul Eovino In October 2006, the Company entered into a letter agreement with Paul Eovino employing him as Vice President of Finance and Corporate Controller.  The agreement provides for a base salary of $150,000 per annum on a full time basis.  Mr. Eovino worked on a part time basis at a rate of 60% of full time for the period October 1, 2006 through March 31, 2007 and became a full time employee on March 1, 2007.   Mr. Eovino was also granted an option to purchase 500,000 shares of common stock; 250,000 of these shares commenced vesting in October 2006 and the remaining 250,000 commenced vesting in March 2007.  Mr. Eovino is eligible to participate in any executive bonus program adopted by the Company’s board of directors.  There are no Severance provisions.  If the Company terminates Mr. Eovino’s employment without cause or if Mr. Eovino terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Eovino prior to his termination will immediately become fully vested

Douglas Glader  In November 2007, the company entered into a retirement and separation agreement with Douglas Glader, former Chief Executive Officer, Chairman of the Board of Directors and Director.  Pursuant to this agreement, Mr. Glader is entitled to receive benefits equal to 18 months of his base salary as well as a maximum of 18 months health care continuation under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) paid for by the Company.  The salary portion of the retirement agreement is valued at $39,472, $245,000 and $83,028 in 2007, 2008 and 2009 respectively.  The health care continuation benefit is valued at $1,056, $12,675 and $5,281 in 2007, 2008 and 2009 respectively.

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

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (1)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)(3)
Name		(#) Exercisable(2)	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Thomas H. Williams	(1)	10,000	—	1.86	04/12/2008	—	$—

	(2)	75,000	—	1.42	06/13/2008	—	—

	(3)	16,000	—	1.67	04/19/2015	—	—

	(4)	16,000	—	3.35	03/08/2014	—	—

	(5)	196,875	253,125	0.69	03/19/2016	—	—

	(6)	333,334	416,666	0.52	08/10/2016	—	—

David Stepner	(7)	—	250,000	3.00	07/10/2017	—	—

	(8)	—	—	—	—	300,000	$304,893

Paul Eovino	(9)	72,917	177,083	1.52	10/29/2016	—	—

	(10)	—	250,000	1.52	10/29/2016	—	—

Sven Nowicki		—	—	—	—	—	—

Douglas Glader		—	—	—	—	—	—

__________________

(1)	The warrant vests 100% on the date of grant of April 13, 2005.

(2)	The warrant vests as to 1/2 of the shares on October 14, 2005 and 1/2 on February 28, 2006.

(3)	The option vests as to 1/4 of the shares on March 31, 2005 and 1/4 quarterly thereafter until fully vested.

(4)	The option vests as to 1/4 of the shares on March 31, 2004 and 1/4 quarterly thereafter until fully vested.

(5)	The option vests as to 1/4 of the shares on the first anniversary of the date of hire of March 20, 2006 and 1/48 per month thereafter until fully vested.

(6)	The option vests as to 1/3 of the shares on the date of grant of August 11, 2006 and 1/36 per month thereafter until fully vested.

(7)	The option vests as to 1/6 of the shares 6 months from the date of grant of July 11, 2007 and 1/36 per month thereafter until fully vested.

(8)	The unrestricted stock vests 100% on November 7, 2008.

(9)	The option vests as to 1/4 of the shares on the first anniversary of the date of hire of October 30, 2006 and 1/48 per month thereafter until fully vested.

(10)	The option vests as to 1/4 of the shares on the first anniversary of the date of full time employment of March 1, 2007 and 1/48 per month thereafter until fully vested.

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

___________________

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

Security Ownership

The following table sets forth information regarding ownership of our common stock as of February 27, 2009 (or such other date as provided below) by (a) each person or beneficial ownership group known to us to own more than 5% of the outstanding shares of our common stock, (b) each director of the Company, (c) our chief executive officer, our chief financial officer and each other executive officer named in the compensation tables appearing in Item 11 above and (d) all directors and executive officers as a group. Each stockholder’s percentage ownership is based on 84,498,491 shares of our common stock outstanding as of February 27, 2009.  Options and warrants to purchase shares of the common stock that are exercisable within 60 days of February 27, 2009, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.  The information in this table is based on statements in filings with the SEC, or other reliable information.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class

Principal Stockholders

None	—	*

Directors and Executive Officers

James F. Brear (3)	656,250	*

Thomas H. Williams (4)	1,209,553	1.4%

David Stepner (5)	300,000	*

Paul Eovino (6)	296,875	*

Scott McClendon (7)	246,984	*

Tom Saponas (8)	1,142,985	*

Mary Losty (9)	1,879,236	2.2%

Staffan Hillberg (10)	101,175	*

Todd Abbott (11)	27,354	*

All directors and executive officers as a group (9 persons)(12)	5,833,058	6.7%

_____________

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is care of Procera Networks, Inc, 100 Cooper Court, Los Gatos, CA 95032.

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

(3)	Includes incentive stock options to acquire 2,250,000 shares of our common stock, which may be exercised in whole or in part within 60 days of February 27, 2009.

(4).
Includes 46,200 shares of our common stock acquired through the purchase of founders’ shares, warrants to purchase 85,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009, non-qualified stock options to acquire 32,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009 and incentive stock options to acquire 1,046,353 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009.

(5)	Includes a grant of 300,000 shares of our common stock which was fully vested on November 7, 2008.

(6)	Includes incentive stock options to acquire 500,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009.

(7)
Includes non-qualified stock options to acquire 134,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009 and 91,428 shares of common stock purchased in open market transactions.

(8)
Includes non-qualified stock options to acquire 162,217 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009, 854,700 shares of our common stock acquired in our August 2008 private placement and 108,667 shares of our common stock purchased in open market transactions.

(9)
Includes 1,500,000 shares of our common stock acquired in our November 2006 private placement, warrants to purchase 300,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009 and non-qualified options to acquire 79,236 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009.

(10)	Includes non-qualified stock options to acquire shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009.

(11)	Includes non-qualified stock options to acquire shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity compensation plans approved by stockholders	6,675,163	(1)	$1.37	714,357	(2)

Equity compensation plans not approved by stockholders(3) (4)	5,136,109		$1.09	—

Total:	11,811,272		$1.25	714,357

_____________

(1)	Includes unexercised options issued pursuant to our 2003 and 2004 Stock Option Plan.

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
10.8 *Lease extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8.
10.9 *Retirement agreement between the Company and Douglas J. Glader, dated November 29 2007 and included as Exhibit 10.9.
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

31.2 * Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Gatos, State of California, on this 10th day of March 2009.

Procera Networks, Inc.

Date: March 10,2009	By:	/s/ James Brear
James Brear
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES BREAR	President and Chief Executive Officer	March 10, 2009
James Brear	(Principal Executive Officer) and Director

/s/ PAUL EOVINO	interim Chief Financial Officer	March 10, 2009
Paul Eovino	and Vice President of Finance
(Principal Accounting Officer)

/s/ THOMAS SAPONAS*	Director	March 10, 2009
Thomas Saponas

/s/ SCOTT MCCLENDON*	Director	March 10, 2009
Scott McClendon

/s/ MARY LOSTY*	Director	March 10, 2009
Mary Losty

/s/ STEFFAN HILLBERG*	Director	March 10, 2009
Steffan Hillberg

/s/ TODD ABBOTT*	Director	March 10, 2009
Todd Abbott

*By: /s/ PAUL EOVINO
Paul Eovino
Attorney-in-fact
March 10, 2009

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
10.8 *Lease extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8.
10.9 *Retirement agreement between the Company and Douglas J. Glader, dated November 29 2007 and included as Exhibit 10.9.

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

31.2 * Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 * Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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