Form 10-K
period 2008-12-31
PROCERA NETWORKS INC
filed 2009-03-16
CIK 1165231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to.

Commission file 001-33691

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)
Nevada (State of incorporation)	33-0974674 (I.R.S. Employer Identification No.)

100C Cooper Court Los Gatos, California (Address of principal executive offices)	95032 (Zip Code)

Registrant’s telephone number, including area code:  (408) 354-7200

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.001 per share	NYSE Alternext U.S.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock reported on the NYSE Alternext U.S. on June 30, 2008 was approximately $102,351,992.*

The number of shares of common stock outstanding as of February 27, 2009 was 84,498,491.

*
Excludes 1,810,595 shares of common stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, that such person is controlled by or under common control with the registrant, or that such persons are affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROCERA NETWORKS, INC.

FISCAL YEAR 2008
Form 10-K

ANNUAL REPORT

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A.  Forward-looking statements in this report include, but are not limited to, those relating to our potential for future revenues, revenue growth and profitability; markets for our products; our ability to continue to innovate and obtain patent protection; operating expense targets; liquidity; new product development; the possibility of acquiring (and our ability to consummate any acquisition of) complementary businesses, products, services and technologies; the geographical dispersion of our sales; expected tax rates; our international expansion plans; and our development of relationships with providers of leading Internet technologies

While these forward-looking statements represent our current judgment on the future direction of our business, such statements are subject to many risks and uncertainties which could cause actual results to differ materially from any future performance suggested in this Annual Report due to a number of factors, including, without limitation, our ability to produce and commercialize new product introductions, particularly our acceleration related technologies; our ability to successfully compete in an increasingly competitive market; the perceived need for our products; our ability to convince potential customers of the value of our products; the costs of competitive solutions; our reliance on third party contract manufacturers; continued capital spending by prospective customers and macro economic conditions.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document, except as required by law.  See “RISK FACTORS” appearing in Item 1A.  Investors may access our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.proceranetworks.com, but the information on our website does not constitute part of this Annual Report.

Throughout this Annual Report on Form 10-K, we refer to Procera Networks, Inc., a Nevada corporation, as “Procera” or the “Company” and, together with its consolidated subsidiaries, as “we,” “our” and “us,” unless otherwise indicated.  Any reference to “Netintact” refers to our wholly owned subsidiary, Netintact, AB, a Swedish corporation and Netintact, PTY, an Australian corporation.

Item 1.    Business

Overview

           We provide evolved traffic awareness, control and protection products and solutions for a range of broadband service providers worldwide. Our products offer network administrators the following advantages:

●	Intelligent network traffic identification, control and service management;

●	High degree of accuracy in identifying applications running on their networks; and

●	The ability to optimize the subscriber experience based on management of the identified traffic.

We currently have more than 600 customers who have collectively installed over 1,300 of our systems. Our customers include:

●	Internet service providers;

●	Wireless service providers;

●	Cable multi-service operators;

●	Telecommunications companies;

●	Large businesses operating their own internal networks; and

●	Education and government institutions.

              Our products are marketed under the name of PacketLogic. We recently introduced our next generation PL10000 product line, with which we expect to target Tier 1 service providers. We consider a Tier 1 service provider to be a very large provider of broadband communications services, such as AT&T, Verizon, British Telecom, or NTT DoCoMo.

              We use a combination of direct sales and channel partners to sell our products and services. We also engage a worldwide network of value added resellers to penetrate particular geographic regions and market segments. The direct and indirect sales mix varies by geography and target industry.

              We were incorporated in 2002, and in October 2003, we merged with Zowcom, Inc., a publicly-traded Nevada corporation.  On August 18, 2006, we acquired the stock of Netintact AB, a Swedish corporation. On September 29, 2006, we acquired the effective ownership of the stock of Netintact PTY, an Australian company. During the three months ended October 1, 2006, we emerged from the development stage.

              As a result of the Netintact AB and Netintact PTY transactions, our core products and business changed dramatically. PacketLogic, the flagship product and technology of Netintact, now forms the core of our product offering. We sell our products through our direct sales force, resellers, distributors, and systems integrators in the Americas, Asia Pacific, and Europe.

Our PacketLogic and DPI Technology

              The rapid growth of and reliance on the Internet by commercial and consumer users, together with the uptake of new applications and equipment that facilitate the Internet, have created a need for advanced network awareness, control and protection tools. Generic deep packet inspection, or DPI, technology is intended to provide the network intelligence required for effective business decisions by examining and identifying packets of data as they pass an inspection point in the network. This "intelligence" can be used for analysis of user behavior, for optimum utilization of network investments, to protect the network from malicious traffic, and to monetize the network by offering advanced differentiated services.

              We believe our PacketLogic family of products offers the following improvements over existing DPI solutions:

●
Accuracy, control and protection.  Our proprietary Datastream Recognition Definition Language, or DRDL, processing engine allows us to provide our customers with a high degree of application identification accuracy;

●	Scalability. Our family of products is scalable from a few hundred megabits to 80 gigabits of traffic per second, up to 5 million subscribers and up to 48 million simultaneous data flows; and

●	Flexibility. Our products are deployable anywhere in a network and leverage off-the-shelf hardware.

              PacketLogic's modular, traffic and service management software is comprised of five individual modules:

●	Traffic identification and classification;

●	Traffic shaping;

●	Traffic filtering;

●	Flow statistics; and

●	Web-based statistics.

              PacketLogic gives broadband service providers the potential for new revenue opportunities by enabling them to offer differentiated, premium broadband services that command higher prices on an application and/or user-specific basis. Moreover, we believe that the high degree of accuracy and control offered by PacketLogic delivers unmatched protection and service levels throughout the network.

Industry Background

              The Evolution of IP Networks.    In early stage Internet Protocol, or IP, networks, hubs and switches provided basic hardware connectivity and messages were sent using IP. Early stage network advances were focused on improving the raw throughput performance of the networks. The early advances did not provide network administrators with information about the applications running on their networks and how they affected the Internet experience of typical users. There was no need for this, as the network had significantly more capacity than users and applications required.

              Network Problems.    Broadband service providers are increasingly facing the following problems:

●	Unprecedented traffic growth. The proliferation of video-intensive content, such as IP television, gaming, and peer-to-peer downloads, is taxing the ability of networks to meet demand.

●
Limited service differentiation.  Broadband service providers have been limited in their ability to view and identify network traffic, which therefore limits their ability to bill for, and differentiate themselves by offering advanced services.

●
Increased customer churn.  With limits on their ability to differentiate themselves with advanced services, broadband service providers have battled the problem of high churn as customers seek low-cost providers of similar services.

●
Poor network performance.  Increased demand on the network from high bandwidth traffic has put strains on the capabilities of the networks, resulting in a degradation of performance on applications that are critical for running a business and demand high quality of service, such as voice-over IP, or VoIP.

●	Network vulnerability. As increased numbers of users access the network, there has been a greatly increased likelihood of network attacks.

              Early Responses to Network Problems.    First-generation DPI solutions were introduced to allow network administrators to start to identify applications and to begin to prioritize network traffic. These DPI solutions from vendors including Cisco, Sandvine, Allot and Packeteer provided some information on the applications running on the network and their influence on traffic flow. We refer to networks with this capability as first-generation "Smart" networks.

              Deficiencies of Early DPI Solutions.    However, first-generation DPI products have deficiencies, perhaps the greatest of which is their limited ability to accurately identify traffic types and applications. Because the first-generation DPI products provide only limited visibility into the flows, they provide only a limited ability to manage network traffic. First-generation DPI products are a good start. They offer broadband service providers at least some improved network control and the ability to provide some level of differentiated services.

              We believe that the need for improved network intelligence and increased accuracy of network traffic identification is gaining broad acceptance. A December 2008 report by Light Reading Insider forecast that the DPI market will grow from less than $400 million in 2007 to over $1 billion in 2012. We believe the growth in the DPI market is primarily driven by increased use of IP video applications and the need for differentiated services. Accurate user and application-awareness allows for differentiated services. This enables differentiation in a highly competitive broadband market, which in turn can generate customer loyalty and added revenue opportunities.

Our Next-Generation DPI Solutions

              Our next-generation PacketLogic DPI solutions, which we call evolved DPI, bring deep packet inspection to a new level, offering network administrators with a number of key advancements including:

●	High degree of accuracy in identifying users and applications;

●	Awareness, management and control of an unprecedented number of users;

●	Ability to visualize users and applications in real-time;

●	Flexibility to deploy and manage anywhere in the network; and

●	New levels of throughput and scalability.

              Evolved DPI is an innovative variation of DPI technology developed in Sweden by our core team of developers. We believe that our evolved DPI technology, which looks at bi-directional packet flows, provides significantly more accurate application identification than simpler DPI approaches used by our competitors. The accurate identification of applications and users, in turn, is critical to maintaining network efficiency. Additionally, our proprietary DRDL processing engine allows the use of off-the-shelf hardware rather than customized Application Specific Integrated Circuit, or ASIC, based solutions. We are thus able to quickly adopt new, standards-based hardware platforms, such as Advanced Telecom Computing Architecture, or ATCA, as they are introduced into the market.

              We believe the combination of our DRDL and evolved DPI technology enables us to provide our customers with solutions having the following valuable benefits:

              High Degree of Accuracy in Application and User Identification.    PacketLogic, driven by our proprietary DRDL processing engine, provides network administrators with a high degree of accuracy in awareness, control and protection of their networks. By providing improved accuracy in network traffic identification, PacketLogic products give network managers access to relevant network traffic intelligence that enables network optimization and the creation of differentiated services. Moreover, the improved accuracy provides users with improved network protection against malicious user behavior, such as denial of service.

              Proven Advanced DPI Technology.    We currently have over 600 PacketLogic customers worldwide, some of which have been using our DPI solutions for over six years. All of our customers own or manage a broadband network with subscriber numbers that vary from a few thousand to several hundred thousand. This has enabled us to develop solutions that are very scalable while also being flexible enough to deploy at several points in the network. Our recently launched PL10000 product line is a result of the cumulative experience with these customers and provides a platform that can support millions of subscribers, thus extending PacketLogic deployment options to the very core of a service provider's network.

              Complete Line of PacketLogic Solutions Provide Scalability and Flexibility.    We offer a complete line of PacketLogic solutions that cover a wide range of network configurations from a very small internet service provider, or ISP, to the largest Tier 1 broadband network deployments. The PL10000 product line is a highly scalable carrier-grade offering that can handle network traffic up to 80 gigabits per second, up to 5 million subscribers and up to 48 million simultaneous data flows. Given the range of our PacketLogic line, our products are deployable anywhere in a network and, by leveraging off-the-shelf hardware, we can provide quick, cost-effective upgrades.

              Solutions Running on Off-the-Shelf Hardware.    Our proprietary PacketLogic software solutions enable the use of standards-based, off-the-shelf hardware rather than customized inflexible ASIC based solutions. By using off-the-shelf hardware, we can provide the users of our solutions with better performance at lower cost versus competing products. Additionally, by avoiding the timing delays related to designing custom hardware or custom ASICs, we can have meaningful time-to-market advantages in introducing new features and functionality.

              Compatible with Fixed and Wireless Networks.    A key differentiating feature of our PacketLogic solutions is that they can be utilized across both fixed and wireless networks. This has enabled us to target both fixed line broadband service providers as well as wireless service providers with our solution. We believe that this capability plays an important role in today's converged networks where applications are expected to be delivered ubiquitously across varied bandwidth constrained environments.

Growth Strategy

              Our goal is to become the leader in DPI solutions to the broadband service provider and enterprise markets on a global basis. We believe the PL10000 product line positions us to capture an increasing share of the fast growing DPI market. We plan to achieve our strategic growth objectives through the following efforts:

              Penetrate Tier 1 Service Providers.    Our PL10000 product line provides us with a solution that can address the network needs of Tier 1 service providers. We have recently added new senior executives with experience selling to Tier 1 service providers. Due to the launch of our PL10000 product line and the recent addition of senior executives, we expect to grow our revenues faster than was previously possible.

              Expand our Technology Advantage.    Our technology was designed from its inception to have the ability to rapidly identify new application signatures, and thereby adapt to the dynamic IP network environment. We have a new product and new features roadmap that is prepared and updated in conjunction with discussions with our customers and industry experts. Our development organization in Sweden uses the roadmap to guide our efforts and release new products. We intend to build upon the innovations of our R&D team and the recently launched PL10000 product line. We expect to continue to release products with state-of-the-art capabilities and plan to regularly release new product features and software upgrades.

              Expand Global Distribution Channel.    We plan to utilize existing value added reseller partners and to add new partners to penetrate geographic regions and key industry verticals. We also intend to continue to expand our channel partner and reseller network to further penetrate the small and medium sized enterprise and university markets. Finally, we have recently hired recognized industry sales leaders and field engineers to strengthen our existing worldwide direct sales and channel partner program.

              Pursue New Partnerships.    We plan to establish partnerships with large systems integrators and other vendors to further our value proposition for Tier 1 service providers. We plan to provide complete solutions by bundling our products with complementary products and technologies from other solution providers.

              Continue to Leverage our Experienced Management Team.    Our executive team, led by CEO James Brear, collectively has decades of experience in the DPI and communications industry, and a strong track record of penetrating large enterprise customers and Tier 1 service providers. The management team's experience comes from industry leaders such as Cisco, Ellacoya, Force10 and Nortel. With this experience we expect to be able to successfully sell to Tier 1 service provider customers, and to continue to introduce state-of-the-art products and solutions.

Products

              Our PacketLogic solution is a growing portfolio of scalable evolved DPI products. These range from the PL5600 product line, which serves megabit network connections, commonly referred to as edge applications, the PL7600 product line, which serves gigabit network connections, to the recently introduced PL10000 product line, which serves the multi-gigabit to multi-ten gigabit network connections, commonly referred to as core applications.

              Our PacketLogic solution uses the same systems software across all of our hardware platforms. This system software consists of five individual modules. The core module, which is required in all systems, is the traffic identification and classification module, or LiveView module, and performs the fundamental task of identifying the applications and users. The other four software modules provide tools for traffic shaping, traffic filtering, flow statistics and web-based statistics. When combined with our portfolio of PacketLogic hardware platforms, our solution delivers a real-time, scalable network traffic management tool.

  Our product revenue was entirely attributable to our PacketLogic products in 2008, 2007 and the last 4 months of 2006.  Product revenue accounted for 86% , 85% and 92% or our net revenue in 2008, 2007 and 2006 respectively.  The balance of our revenue was service revenue, which consisted primarily of maintenance revenue and , to a lesser extent, training revenue.  Maintenance revenue is recognized over the service period, generally twelve months.

              The LiveView Module.    Our PacketLogic LiveView module identifies applications and connections and provides network operators with a detailed, real-time view of all traffic flowing through their IP network. The traffic identification function of LiveView enables the control and protection functionality of our traffic shaping and traffic filtering modules.

              The Traffic Shaping Module.    The PacketLogic traffic shaping module is a powerful traffic and application management tool with specialized features for large and complex networks, providing detailed, sophisticated rules configuration and editing capabilities. Traffic shaping can be used to control expensive, unwanted and/or unprioritized traffic in favor of prioritized, active, business-and mission-critical data and value-added application traffic. Network traffic can be restricted by type to defined limits, thereby ensuring each traffic type has the appropriate subscribed bandwidth and user performance expectation. Alternatively, our products can apply effective traffic shaping by limiting bits, packets, connections per second, concurrent connections, prioritizations, or combinations of these criteria.

              The Traffic Filtering Module.    The traffic filtering module uses information from the LiveView module and sets detailed rules for filtering, such as direction of traffic, chat channel, user name, file name or website address. PacketLogic allows network operators to keep undesired traffic out of the network. The security of the PacketLogic device itself is ensured by its transparency - meaning, it is not directly accessible by the end user.

              The Flow Statistics Module.    The PacketLogic flow statistics module provides a complete picture of network traffic in real-time as well as in historical perspective and can perform its function in either a local or a remote database. The flow statistics module uses the information provided by the LiveView module. This same information can also be displayed using the PacketLogic Administrator Client software. The ability to dig deeper into traffic- and user-pattern details makes the PacketLogic flow statistics module an extremely valuable tool for identifying trends and gaining a detailed understanding of and insight into the network traffic. By using the flow statistics module, network operators can easily identify the properties of all users and applications, in addition to their bandwidth consumption. The active user and application traffic properties are highly detailed and granular, thus ensuring accurate identification of abusive users and applications. The flow statistics module offers the ability to search by connection during a defined time interval by application protocol, destination, origin and many more criteria for each user and each application.

              The Web-Based Statistics Module.    The PacketLogic web-based statistics module provides the ability to see the same statistical information via a standard web browser that is provided directly via the PacketLogic client flow statistics module software. As a result, anyone with the proper certification can access the PacketLogic device remotely, from any Internet connected computer, and see what is happening on the network.

  Our revenue is primarily derived from customers located in the united States, Europe, Australia, Asia, Canada and the Middle East.  Sales to customers outside the United States were approximately 78%, 66% and 75% of net sales in 2008, 2007 and 2006, respectively.  All of our long-lived assets were located in Sweden, the Unites States and to a lesser extent, Australia at December 31, 2008 and 2007.

  Our revenue is heavily dependent on sales to customers outside of the United States.  Consequently, we have financial exposure associated with international economies as well as currency fluctuations.

Competition

              We believe that our primary competitors selling to broadband service providers include:

●	Allot;

●	Cisco/P-cube;

●	CloudShield;

●	Ellacoya, recently acquired by Arbor; and

●	Sandvine

              In the college and university arena, our primary competitors include:

●	Allot; and

●	Packeteer, recently acquired by BlueCoat.

              We also face competition from vendors supplying platform products with some limited DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches. In addition, we face competition from vendors that integrate an advertised "full" DPI solution into their products such as Juniper, Ericsson and Foundry.

              While most of our competitors are larger and better capitalized than we are, we do not believe there is an entrenched dominant supplier in our market. Based on our belief in our superior technology, we see an opportunity for us to capture meaningful market share and benefit from what we believe will be strong growth in the DPI market. Given the lack of an established leader and the potentially substantial growth in market size, we expect competition to intensify.

  Our primary method of differentiation from our competition is our superior DPI technology, which enables service providers advanced identification of network traffic.  However, we also believe we effectively compete with respect to price and service.  With the introduction of the PL10000 product line, our products now address service provider requirements ranging from one megabit (edge applications) to the 80 gigabit per second market (core applications).

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

Customers

              We currently have over 600 distinct customers. Our global customer base is located throughout Europe, North America, Australia and Asia. All of our customers own or manage a broadband network and have subscribers that vary in number from a few thousand to several hundred thousand. We segment our current customers and anticipated future customers into the following categories:

●
Internet service providers.  ISPs generally lease, rather than own, access infrastructure. They compete by attempting to offer the best of breed Internet service. ISPs' greatest competitive advantages are brand and customer relationships. DPI solutions can improve the financial return of ISPs by making their use of bandwidth more efficient and by allowing them to offer best of breed quality.

●
Wireless service providers.  Wireless service providers are constrained by the bandwidth of their wireless signals. Additionally, the number of users connecting to any given point in the network varies. Controlling the network traffic based on application type greatly improves the quality of the experience of the average subscriber.

●
Cable multi-service operators.  Cable multi-service operators are constrained by the bandwidth of their network and the varying number of users connecting to any given loop in the network. Controlling network traffic by application type greatly improves the quality of the experience of the average subscriber.

●	Telecommunications companies. Telecommunications companies use digital subscriber lines to offer broadband services. Adding intelligence to their networks can help them offer differentiated services.

●
Large businesses operating their own internal networks.  Businesses today rely on large and complex networks for communication infrastructure. They typically use service providers for Internet access and interconnectivity, and can use DPI to optimize the use of their expensive network resources, prioritize business critical applications and limit leisure use of expensive network resources.

●
Education and Government Institutions.  Institutions provide Internet access to students, faculty and employees. Universities are particularly vulnerable to low quality of service for legitimate educational purposes because students commonly use high-bandwidth applications.

We are not dependent on any single customer on a recurring basis, Additionally, we operate in one business segment.  For financial information about geographic areas, reference is made to Section 16 of our Notes to Consolidated Financial Statements, titled “Segment Information and Revenue by Geographic Region.”

Sales and Distribution

              We use a combination of direct sales and channel partners to sell our products and services. We also engage a worldwide network of value added resellers to penetrate particular geographic regions and market segments. The direct and indirect sales mix varies by geography and target industry.

Research and Development

              Substantially all of our research and development is performed by our employees in Sweden. Our research and development staff consists of a core team of accomplished software programmers, who developed all of the PacketLogic modules, and the proprietary DRDL processing engine. The modules were designed from the ground up to optimize performance. This team is continuously advancing PacketLogic's feature set, allowing us to address new markets such as wireless access and cable providers, as well as provide new functionality such as protection and subscriber management. Results from a May 2007 Tolly Group study indicate that our software solution offered a high degree of accuracy in the identification of packet flows, which we believe provides us with a significant advantage over less advanced DPI approaches supplied with or in our competitors' products.    We are currently selling the twelfth version of our PacketLogic  software suite, which provides a new simplified graphical user interface and other advanced reporting features.  All of our research and develoopment costs are funded internally.  Our research and development costs were $3.3million, $3.2 million and $3.1 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively

Intellectual Property

              Our intellectual property rights are very central to our competitive position. Our DRDL signature compiler, and the inherent complexity of our software-based PacketLogic solution, makes it difficult to copy or replicate our features. We rely primarily on trade secrets, contractual rights and trademarks surrounding our proprietary software to protect our intellectual property. To help ensure this protection, we include proprietary information and confidentiality provisions in our agreements with third parties and employees.

Global Services

              Our Global Services team provides both pre- and post-sales technical support to our direct field sales organization channel partners and customers. Customers also have access to the technical support team via a web-based partner portal, email, and interactive chat forum. All issues are logged and tracked via a computerized tracking system that provides automatic levels of escalation, and quick visibility into problems by the R&D organization. This tracking system also provides input to the development team for new feature requests from our worldwide customer base. Global Services employees also provide classroom and on-site training.

Manufacturing

              In order to facilitate rapid advancement of performance, the quickest time to market, and advantages of volume purchasing, we have consciously chosen to use industry-standard hardware, containing no Procera proprietary elements. Therefore, we can focus on the development of the PacketLogic software solution. This approach provides us with several key hardware supply advantages, including assurance of key component supply, the ability to easily outsource our manufacturing requirements to groups with greater scale and cost efficiency, minimized lead times for product delivery, rapid design cycles, and the ability to take advantage of the latest semiconductor industry advances. Specifically, we leverage leading industry partners that provide us with products that are able to meet key industry standards, such as Network Equipment Building Systems, Osmine and Telcordia. We source only completed hardware boards and chassis, load our proprietary software for specific orders, perform final tests, and ship to our customers. At present, all shipments are made from our headquarters in Silicon Valley.

  Employees

  As of December 31, 2008, we had 50 full time employees and 4 full time independent contractors.

  Available information

     Our annual reports on Form 10-K our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website at www.proceranetworks.com as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”).

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

              For the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 we had losses from operations of $15.0 million, $13.6 million and $7.8 million, respectively. We expect to continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our company.

              We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations, together with debt financing that management believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through March 31, 2010.

              However, a number of factors may negatively impact our expectations, including, without limitation:

●	lower than anticipated revenues;

●	higher than expected cost of goods sold or operating expenses; or

●	the inability of our customers to pay for the goods and services ordered.

We believe that current general economic and credit market crisis have created a significantly more difficult environment for obtaining equity and debt financing.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current economic environment. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs and/or lay-off employees. Such inability to raise additional financing could have a material adverse effect on our business, results of operations and financial condition.

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

              Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our CEO, James Brear, and our CTO, Alexander Haväng. Mr. Brear joined the Company and became our CEO in February 2008. The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In California, where we are headquartered, non-competition agreements with employees are generally unenforceable. As a result, if a California employee leaves the Company, he or she will generally be able to immediately compete against us.

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

              Also, in early 2008 we reorganized our sales and marketing efforts, including a significant reduction in workforce in these areas and the announcement of two new senior sales management personnel. This reduction in our workforce may impair our ability to recruit and retain qualified employees in the future, and there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

Failure to expand our sales teams or educate them about technologies and our product families may harm our operating results.

              The sale of our products requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. We may not be able to increase net revenue unless we expand our sales teams to address all of the customer requirements necessary to sell our products. We reorganized our sales and marketing efforts in 2008, including a significant reduction in workforce in these areas and the addition of two senior sales management personnel. We expect to continue hiring in this area, but there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

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

Unstable market and economic conditions may have serious adverse consequences on our business.

  Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.  In addition, a prolonged or profound economic downturn may result in adverse changes to demand for our products, or our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.

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

If our suppliers fail to adequately supply us with certain original equipment manufacturer, or OEM, sourced components, our product sales may suffer.

Reliance upon OEMs, as well as industry supply conditions generally involves several additional risks, including the possibility of a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). Most of our hardware products, or the components of our hardware components, are based on industry standards and are therefore available from multiple manufacturers. If our supplier were to fail to deliver, alternative suppliers are available, although qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.  However, in some specific cases we have single-sourced components, because alternative sources are not currently available.  If these components were to become not available, we could experience more significant, though temporary, supply interruptions, delays, or inefficiencies, adversely affecting our results of operations.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lose sales.

              Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are first released to the marketplace. For example, we recently introduced  our PL10000 product line. As with any new product introduction, previously unaddressed errors in our PL10000 product line's accuracy or reliability, or issues with its performance, may arise. We expect that such errors or component failures will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if our products are not accepted by customers due to defects, and such returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

              Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles. A company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

              We described a material weakness with our internal controls under Item 9A of our Annual Report for the year ended December 31, 2007, as follows: we did not complete our annual report on Form 10-K and financial reports in sufficient time to allow for review and comment, which resulted in a significant number of last minute changes and could have resulted in material errors to the financial statements. We also identified significant deficiencies in our internal controls. For the year ended December 31, 2008, we did not identify any material weaknesses.

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

              Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

●	faulty human judgment and simple errors, omissions or mistakes;

●	collusion of two or more people;

●	inappropriate management override of procedures; and

●	the risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

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

              Our financial results may be materially affected by non-cash and other accounting charges. Such accounting charges may include:

●	amortization of intangible assets, including acquired product rights;

●	impairment of goodwill;

●	stock-based compensation expense; and

●	impairment of long-lived assets.

              The foregoing types of accounting charges may also be incurred in connection with or as a result of business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges. Our effective tax rate may increase, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

●	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

●	changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax rulings;

●	changes in accounting and tax treatment of stock-based compensation;

●	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

●	tax assessments, or any related tax interest or penalties, which could significantly affect our income tax expense for the period in which the settlements take place.

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

              In addition, following any acquisition, including our acquisition of the Netintact entities, the integration of the acquired business, product, service or technology is complex, time consuming and expensive, and may disrupt our business. These challenges include the timely and efficient execution of a number of post-transaction integration activities, including:

●	integrating the operations and technologies of the two companies;

●	retaining and assimilating the key personnel of each company;

●	retaining existing customers of both companies and attracting additional customers;

●	leveraging our existing sales channels to sell new products into new markets;

●	developing an appropriate sales and marketing organization and sales channels to sell new products into new markets;

●	retaining strategic partners of each company and attracting new strategic partners; and

●	implementing and maintaining uniform standards, internal controls, processes, procedures, policies and information systems.

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

              Furthermore, we issued equity securities to pay for the Netintact acquisitions which had a dilutive effect on its existing stockholders and we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders.

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

  The market price of our common stock is likely to be highly volatile as is the stock market in general, and the market for small cap and micro cap technology companies, such as ours, in particular, has been highly volatile.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our quarterly operating results;

●	announcements of technological innovations by our competitors;

●	changes in financial estimates by securities analysts;

●	conditions or trends in the network control and management industry;

●	changes in the market valuations of other such industry related companies;

●	the acceptance by institutional investors of our stock;

•	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements;

●	the gain or loss of a significant customer; or

●	the stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Holders of our common stock may be diluted in the future.

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At December 31, 2008, there were 84,498,491 shares of common stock outstanding, outstanding warrants to purchase 4,302,414 shares of common stock, and outstanding stock options to purchase 7,988,274 shares of common stock. In addition, at December 31, 2008, we have an authorized reserve of  3,558,447 shares of common stock which we may grant as stock options or other equity awards pursuant to our stock option plans.

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

Sales of a substantial number of shares of common stock could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  If, and to the extent, outstanding options or warrants are exercised, you will experience dilution to your holdings. In addition, shares issuable upon exercise of our outstanding warrants and stock options may be immediately sold pursuant to an effective registration statement. If a warrant or option holder exercises a warrant or an option at an exercise price that is less than the prevailing market value of our common stock, the holder may be motivated to immediately sell the resulting shares to realize an immediate gain, which could cause the trading price of our common stock to decline.

In connection with our acquisition of the Netintact entities in 2006, we entered into a lock-up agreement with the former Netintact stockholders under which they agreed not to sell the approximately 19,000,000 shares of our common stock that were issued to them as consideration for the acquisition or issuable upon exercise of warrants issued in connection with the acquisition.  One-third of the shares and shares issuable on exercise of warrants, or approximately 6,333,333 shares, were released from the lock-up on the first year anniversaries of the acquisitions, on August 18, 2007 and September 29, 2007. An additional third was released on the second anniversaries of the acquisitions, with 6,040,000 shares being released on August 18, 2008 and 293,334 shares being released on September 29, 2008. The balance of the shares will be released on the third year anniversaries of the acquisitions, with 6,040,000 shares being released on August 18, 2009 and 293,333 shares being released on September 29, 2009. Once released from lock-up, the shares are freely tradable and may generally be sold without restriction, which could cause the trading price of our common stock to decline.

The NYSE Alternext U.S. may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

           Our shares of common stock are listed on the NYSE Alternext U.S. Maintaining our listing on the NYSE Alternext U.S. requires that we fulfill certain continuing listing standards, including maintaining a trading price for our common stock that the NYSE Alternext U.S. does not consider unduly low and adhering to specified corporate governance requirements. If the NYSE Alternext U.S. delists our securities from trading, we could face significant consequences, including:

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

In addition, we would no longer be subject to NYSE Alternext U.S. rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on the NYSE Alternext U.S. or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on the NYSE Alternext U.S. or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $5,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Item 1B.                 Unresolved Staff Comments

           As part of a review by the staff of the Securities and Exchange Commission (the “Staff”) of our Annual Report on Form 10-K and our amended Annual Report on Form 10-K/A for the year ended December 31, 2007, we have received comments from the Staff. We have responded to all of the Staff’s comments and our reponses are currently under review by the Staff.  As of the date of the filing of this Annual Report on Form 10-K, certain of the Staff comments remain unresolved.  The Staff’s comments pertain primarily to: 1) expanding the Overview section and quantifying and explaining changes in revenue in comparative financial periods in the Management’s Discussion and Analysis section; 2) providing a breakdown of revenues and costs by product and services in the Statement of Operations; 3) providing an explanation for our method of accounting for revenue under Statement of Position No. 97-2 (SOP No. 97-2) and Staff Accounting Bulletin No. 104, as well as our methodology for establishing Vendor Specific Objective Evidence under SOP No. 97-2; 4) reclassification of amortization of certain acquisition related costs; and 5) a correction of a typographical error in Management’s Annual Report on Internal Controls Over Financial Reporting.

Item 2.                    Properties

Our corporate headquarters are located in Los Gatos, California.  On November 14, 2007 we extended our then current lease for 5 years.  As a result of the extension, we have a 73-month lease for 11,772 square feet of space that started on June 1, 2005 with monthly rent payments that range from $12,949 per month for the first year to $19,424 during the last year.  Our Swedish subsidiary moved into a new office space located in Varberg, Sweden.  The lease for these 689 square meters of space commenced on April 1, 2008 and the rent payments are approximately $10,025 monthly for lease-term of 60 months.  The Swedish subsidiary also has office space in Stockholm and Malmo.  The rent payments for the Stockholm office, are approximately $2,184 monthly and 27 months remained on the lease at December 31, 2008.  The rent payments for the Malmo office are approximately $1,041 monthly and 24 months remained on the lease at December 31, 2008.  We also lease 55 square meters in Melbourne, Australia.  The Melbourne lease is for 12 months starting July 1, 2008 with monthly rent payments of $1,592.

We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3.                    Legal Proceedings

None

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual Meeting of Stockholders was held on November 12, 2008 (“Annual Meeting”).  A total of 69,184,916 shares of common stock, or 82% of the outstanding shares, were represented in person or by proxy.  The results of the matters voted on at the Annual Meeting are as follows:

            (1) a proposal to elect six nominees to serve as members of our Board of Directors until the 2009 annual meeting or until their respective successors are elected and have qualified, or until such director’s death, resignation or removal;

	Number of Shares
Name	For	Withheld
Scott McClendon	68,614,858	570,058
James F. Brear	68,785,858	398,058
Todd Abbott	68,784,858	399,058
Staffan Hillberg	68,783,858	400,058
Mary Losty	68,785,858	398,058
Thomas Saponas	68,783,858	400,058

All nominees were elected to our Board of Directors.

(2) a proposal to ratify the selection by the Audit Committee of PMB Helin Donovan, LLP as independent auditors of the company for its fiscal year ended December 31, 2008;

For	Against	Abstain
69,065,286	98,011	20,620

The selection of PMB Helin Donovan, LLP as our independent auditors for the fiscal year ended December 31, 2008 was ratified.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Bulletin Board under the symbol "PRNW" from June 24, 2003 until September 18, 2007 and beginning on September 19, 2007 it listed on the NYSE Alternext U.S., formerly known as the American Stock Exchange under the symbol “PKT.” The following table sets forth, for the periods indicated, the high and low closing prices per share of common stock as stated in the Over the Counter Bulletin Board or the NYSE Alternext U.S., as applicable.
 .

	Common Stock
	2008		2007
	High	Low	High	Low

First Quarter	$1.54	$0.90	$3.00	$2.00
Second Quarter	2.33	1.21	3.37	2.35
Third Quarter	1.66	0.85	3.20	2.70
Fourth Quarter	0.98	0.46	2.92	1.35

On February 27, 2009, the closing price of our common stock on the AMEX was $0.61.

Dividend Policy

Procera has not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Procera’s financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On November 13, 2008 an officer of the Company received a grant of 300,000 common shares in connection with his employment by the company.

For the above transactions, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by us, after approval by our legal counsel.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2008.

Holders

There were 141 holders of record of our common stock as of February 27, 2009.

Performance Graph

The graph below compares the cumulative total return to security holders of our common shares with the comparable cumulative return of two indexes: the AMEX Composite Index and the AMEX Networking Index. The graph assumes the investment of $100 on June 24, 2003, the day on which the price of our common stock was first quoted on the OTC Bulletin Board, and the reinvestment of all dividends and interest. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG PROCERA NETWORKS, INC.,
AMEX COMPOSITE INDEX AND AMEX NETWORKING INDEX

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended.

ASSUMES $100 INVESTED ON JUNE 24, 2003

ASSUMES DIVIDEND REINVESTED

	PERIOD ENDING
COMPANY/INDEX/MARKET	06/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Procera Networks, Inc	100.00	256.41	161.54	42.74	187.18	119.66	77.78
AMEX Composite	100.00	122.36	149.55	183.41	214.41	251.24	145.71
AMEX Networking	100.00	141.32	140.97	133.56	142.83	147.2	80.89

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2008.

Item 6.                    Selected Financial Data

This section presents our selected historical financial data. You should read the financial statements carefully and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.

The Statement of Operations data for the years ended December 31, 2008, December 31, 2007, December 31, 2006, and the Balance Sheet data as of December 31, 2008 and 2007 has been derived from our audited financial statements included elsewhere in this report. The Statement of Operations data for the years ended January 1, 2006 and January 2, 2005 and the Balance Sheet data as of December 31, 2006, January 1, 2006 and January 2, 2005 has been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

The figures in the following table reflect rounding adjustments.

	Fiscal Year Ended (1)
	(all data in thousands except loss per share)
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Product revenue	$9,871	$5,662	$1,763	$255	$98
Service revenue	1,653	1,011	151	--	--
Net revenue	11,524	6,673	1,914	255	98

Product cost of goods sold	6,783	3,928	1,139	308	161
Service cost of goods sold	527	452	184	--	--
Cost of goods sold (2) (3)	5,310	4,380	1,323	308	161

Gross profit (loss)	4,214	2,293	591	(53)	(63)
Operating expenses
Research and development (2)(3)	3,338	3,151	3,065	2,605	2,157
Sales and marketing (2) (3)	8,864	7,825	2,565	1,753	901
General and administrative (2) (3)	6,996	4,923	2,724	2,339	3,227
Total operating expenses	19,198	15,899	8,354	6,697	6,285
Operating loss	(14,984)	(13,606)	(7,763)	(6,750)	(6,348)
Total other income (expense), net	40	52	8	11	(15)
Loss before income taxes	(14,944)	(13,554)	(7,755)	(6,739)	(6,363)
Provision for income taxes	1,042	1,073	252	—	—
Net Loss	$(13,902)	$(12,481)	$(7,503)	$(6,739)	$(6,363)
Net loss per share:
Basic	$(0.18)	$(0.17)	$(0.15)	$(0.22)	$(0.27)
Diluted	$(0.18)	$(0.17)	$(0.15)	$(0.22)	$(0.27)
Shares used in computing basic and diluted net loss per share:	79,144	71,422	50,444	30,445	23,593

(1)
We adopted a calendar year end beginning with our fiscal year ending 2006.  During the fiscal periods corresponding to 2004 and 2005, our fiscal year ended on a 52-53 week period ending on the Sunday closest to December 31.

(2)	Includes stock-based compensation as follows:

	Fiscal Period Ending (1)
(in thousands)	2008	2007	2006	2005	2004
Cost of goods sold	$51	$23	$16	$—	$—
Research and development	252	474	772	276	2
Sales and marketing	411	741	263	29	76
General and administrative	984	734	118	124	991

Total stock-based compensation	$1,698	$1,972	$1,169	$429	$1,069

(3)            Includes amortization of acquired assets as follows:

	Fiscal Period Ending (1)
(in thousands)	2008	2007	2006	2005	2004
Cost of goods sold	$1,526	$1,526	$509	$—	$—
Sales and marketing	1,439	1,439	475	—	—
General and administrative	741	741	244	—	—
Total amortization of acquisition costs	$3,706	$3,706	$1,228	$—	$—

	Fiscal Period Ending (1)
(in thousands)	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,721	$5,865	$5,214	$1,255	$4,148
Working capital	5,273	6,291	5,571	734	3,983
Total assets	15,991	17,412	18,148	1,698	4,653
Deferred revenue	1,313	958	383	7	–
Accumulated deficit	(51,740)	(37,838)	(25,357)	(17,853)	(11,114)
Total stockholders equity	$9,059	$12,373	$13,934	$851	$4,107

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our Annual Report are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under “Business,” “Risk Factors” and elsewhere in this Annual Report.

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

More than 600 service providers, higher-education institutions and other organizations (with over 1,300 systems installed) have chosen PacketLogic as their network traffic management solution.

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

                As a result of the Netintact AB and Netintact PTY transactions, our core products and business have changed dramatically.  PacketLogic, the flagship product and technology of Netintact, now forms the core of our product offering. We sell our products through our direct sales force, resellers, distributors, and system integrators in the Americas, Asia Pacific, and Europe.

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

Critical Accounting Policies

                Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2008.

                In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below.

Revenue Recognition

                Our most common sale involves the integration of our software and a hardware appliance.  The software is essential to the functionality of the product.  We account for this revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Modification of SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with International Chamber of Commerce shipping term (“INCOTERMS 2000”); (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

                Our product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all of our sales include support services categorized as service revenue which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic Internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes Internet access to technical content, telephone and Internet access to technical support personnel and hardware support.

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

Since our customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables(“EITF 00-21”).  EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control.   We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through December 31, 2008, in virtually all of our contracts, the only element that remained undelivered at the time of product delivery was support and updates. We determine VSOE for PCS based on sales prices charged to customers based upon renewal pricing for PCS.  Each contract or purchase order that we enter into includes a stated rate for PCS. The renewal rate is equal to the stated rate in the original contract. We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is post contract support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

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

                We test goodwill for impairment in accordance with Statement of Financial Accounting Standards, “Goodwill and Other Intangible Assets,” SFAS 142, which requires that goodwill be tested for impairment at the “reporting-unit" level (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we have only one Reporting Unit. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to our carrying amount to determine if there is an impairment loss.

                As of December 31, 2007 and December 31, 2008, we concluded that there was no impairment to the carrying value of goodwill.

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

                As of December 31, 2007 and December 31, 2008, we have determined that our intangible assets are reasonably stated and are expected to be recovered in the future.

Allowance for Doubtful Account

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $194,775 of unrecognized tax benefits, none of which would affect our effective tax rate if recognized.

Results of Operations

From the date of our inception on May 1, 2002 through July 2, 2006, we were a development stage company, devoting all of our efforts and resources to developing and testing new products and preparing for introduction of our products into the market place.  During this period, we generated insignificant revenues from actual sales of our products.

              After we acquired Netintact on August 18, 2006 and Netintact PTY on September 29, 2006, we began to recognize increased revenues, costs and expenses associated with the acquired companies and the introduction of Netintact’s PacketLogic ™ product line to a broader customer base.  Beginning with the three months which ended October 1, 2006, we emerged from our development stage.

Revenue

	For the twelve months				For the twelve months
	ended December 31				ended December 31
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent	(in thousands)		Dollars	Percent

Net product revenue	$9,871	$5,662	$4,209	74%	$5,662	$1,763	$3,899	221%
Net support revenue	1,653	1,011	642	64	1,011	151	860	570
Total revenue	$11,524	$6,673	$4,851	73%	$6,673	$1,914	$4,759	249%

We operate from three legal entities including Procera (Americas), Netintact AB (Europe, Middle East, Africa or EMEA) and Netintact PTY (Asia Pacific or APAC).  The table below presents the breakdown of revenue by entity~~:~~

	For the twelve months				For the twelve months
	ended December 31				ended December 31
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	in thousands)		Dollars	Percent	(in thousands)		Dollars	Percent

Americas	$2,546	$2,391	$155	6%	$2,391	$516	$1,875	363%
EMEA	5,801	2,414	3,387	140	2,414	1,155	1,259	109
APAC	3,177	1,868	1,309	70	1,868	243	1,625	669
Total	$11,524	$6,673	$4,851	73%	$6,673	$1,914	$4,759	249%

    As a result of the Netintact transactions, our core products and business changed dramatically.  Prior to our acquisition of the Netintact companies, we were a development stage company, devoting substantially all our efforts and resources to developing and testing new products and preparing for the introduction of our products into the marketplace. Prior to August 2006, we had an immaterial amount of sales resulting from our legacy OptimIP products.  As a result of our acquisition of Netintact in August and September 2006, we discontinued offering OptimIP and commenced the sale of PacketLogic, the flagship product and technology of Netintact, which accounted for all of our subsequent revenue, and currently forms the core of our product offerings.

                Our revenue is derived from two sources: product revenue which includes sales of our hardware appliances and bundled software licenses and service revenue which includes revenue from product support and services. Product revenue accounted for 86% and 85% of our net revenue in 2008 and 2007, respectively.  Product revenue increased in 2008 as a result of the introduction of the PL10000 product family and the continued expansion of sales channels in our EMEA and APAC entities.  The PL10000 product family provided the company with the opportunity to expand our product offering to the world’s largest service providers.  Product revenue increased in 2007 as a result of our PacketLogic products being sold for the full year as compared to 2006 when we acquired the PacketLogic product as a result of our acquisition of Netintact.  The consolidated financial results for 2006 include sales of PacketLogic in EMEA for 4.5 months and APAC for 3 months.  In 2007 and 2006, we sold 409 units and 107 units, respectively, of our Netintact products.  The average selling prices or ASP’s of our Netintact products were $18,912 and $19,057, respectively in 2007 and 2006.  The decrease was due to a change in product mix.  During 2007, we increased our new customers as well as obtained additional orders from existing customers.  In 2007, there was no revenue associated with our legacy product, OptimIP.

Service revenue consists primarily of maintenance revenue and, to a lesser extent, training revenue.  Maintenance revenue is recognized over the service period. The typical support term is generally twelve months. Service revenue increased in 2008 versus 2007 as a result of the continued expansion of our customer base.  Service revenue increased in 2007 versus 2006 as a result of our PacketLogic products being sold for the full year as compared to 2006 when we acquired the PacketLogic product as a result of our acquisition of Netintact.  This increase resulted from a larger customer base due to our new product sales.

We reorganized our sales organization in our EMEA region early in 2008 and experienced significant growth  by the end of the year.  We expanded our channel presence in APAC countries in 2007 and continued to see strong growth in this region in 2007 and 2008.  .  In 2006, the EMEA region experienced an OEM license sale which was discontinued in 2007.  As a result our sales growth in EMEA was far below that experienced by APAC and Americas.

Based on our current sales growth and recent new product introductions such as the PL10000, we believe that our revenue will continue to grow in 2009.

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

By entity

	For the twelve months				For the twelve months
	ended December 31				ended December 31
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent	(in thousands)		Dollars	Percent

Americas	$2,044	$1,499	$545	36%	$1,499	$461	$1,038	225%
EMEA	2,624	830	1,794	216	830	237	593	250
APAC	1,116	524	592	113	524	116	408	352
Amortization of Acquired Assets	1,526	1,526	-	-	1,526	509	1,017	200
Total costs of sales	$7,310	$4,379	$2,931	67%	$4,379	$1,323	$3,056	231%

By category

	For the twelve months				For the twelve months
	ended December 31				ended December 31
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent	(in thousands)		Dollars	Percent

Materials	$3,857	$1,715	$2,142		$1,715	$295	$1,420
Percent of net product revenue	39%	30%		-9%	30%	0		-14%
Applied labor and overhead	877	523	354		523	78	445
Percent of net product revenue	9%	9%		0%	0	4%		-5%
Other indirect costs	523	164	359		164	257	(93)
Percent of net product revenue	5%	3%		-2%	3%	15%		12%
Product Costs	5,257	2,402	2,855		2,402	630	1,772
Percent of net product revenue	53%	42%		-11%	42%	36%		-7%

Support costs	527	451	76		451	184	267
Percent of net support revenue	32%	45%		13%	45%	122%		77%

Amortization of Acquired Assets	1,526	1,526	-		1,526	509	1,017
Percent of net total revenue	13%	23%		10%	23%	27%		4%
Total costs of sales	$7,310	$4,379	$2,931		$4,379	$1,323	$3,056
Percent of net total revenue	63%	66%		2% %	66%	69%		3%

2008 versus 2007. Total cost of goods sold during 2008 increased by $2,931 thousand as compared to 2007 but decreased as a percentage of total revenue from 66% to 63%.  Total cost of product revenue increased by $2,142 thousand from 2007 to 2008.  The increase in product costs resulted from the growth of sales of our new PL10000 product line where hardware makes up a larger portion of each sale.

Due to our increased volume of sales activity, we expanded our materials management function in 2008. This resulted in growing the applied labor and overhead in 2008 by $354 thousand including payroll and related cost increases of $292 thousand as well as non-cash expenses of $28 thousand for stock-based compensation.

Other indirect costs increased by $359 thousand. Warranty costs increased by $54 thousand as a result of increased sale volume.  As the majority of our products are sourced from outside the United States, our freight costs increased by $180 thousand during the year.  Inventory adjustments associated with slow moving, product obsolescence and physical adjustments increased by $100 thousand and miscellaneous other adjustments were higher by $25 thousand.

In order to support the growing sales volume we also added personnel to our Technical Assistance Center thus leading to a $76 thousand increase in support costs from 2007 to 2008.

2007 versus 2006.  Total cost of goods sold during 2007 as compared to 2006 decreased to 66% of net product sales versus 69%, respectively.  The decrease in costs during 2007 was primarily due to low initial margins from a 3 rd  party product sold in 2007 and the increase in manufacturing overhead. Cost of sales also increased during 2007 due to amortization of intangible assets acquired from Netintact of approximately $1,526,000.

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

Gross Profit or Loss and Margins

The following table represents gross margin by entity:

	For the twelve months					For the twelve months
	ended December 31					ended December 31
	2008	2007	Variance in	Variance in		2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent		(in thousands)		Dollars	Percent

Americas	$502	$892	(390)	(44	) %	$892	$55	837	1,522%
EMEA	3,177	1,584	1,593	101		1,584	918	666	73
APAC	2,061	1,344	717	53		1,344	127	1,217	958
Amortization of Acquired Assets	(1,526)	(1,526)	0	(0)		(1,526)	(509)	(1,017)	200
Total	$4,214	$2,294	1,920	84%		$2,294	$591	1,703	288%
Percent of net product sales	37%	34%				34%	31%

2007 versus 2006.  Gross profit for 2007 increased by $1,702,084 over 2006, primarily due to increased sales volume associated with the Netintact acquisition and the PacketLogic family of products.  Product margin as a percentage of sales increased by 3% from 2007 versus 2006.

Product margins improved in the Americas as a result of conversion from low margin sales of the OptimIP product line to the more profitable PacketLogic family.  2006 sales in the APAC region included a higher mix of demonstrator sales which have no bundled software or related software support revenues.  EMEA product margins were higher in 2006 than 2007 primarily due to OEM license sale (which has negligible cost of sale) in 2006, which did not continue into 2007.

  Operating Expenses

	For the twelve months				For the twelve months
	ended December 31,				ended December 31,
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent	(in thousands)		Dollars	Percent

Research and development	$3,338	$3,151	$187	6%	$3,151	$3,065	$86	3%
Sales and marketing	8,864	7,825	1,039	13	7,825	2,565	5,260	205
General and administrative	6,996	4,923	2,073	42	4,923	2,724	2,199	81
Total	$19,198	$15,899	$3,299	21%	$15,899	$8,354	$7,545	90%

Research and development

Research and development consists of costs associated with personnel, prototype materials, initial product certifications and equipment costs.  Research and development costs are primarily categorized as either sustaining (efforts for products already released) or development costs (associated with new products).

	For the twelve months				For the twelve months
	ended December 31,				ended December 31,
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent	(in thousands)		Dollars	Percent

Research and development	$3,338	$3,151	$187	6%	$3,151	$3,065	$86	3%

As a percentage of net revenue	29%	47%			47%	160%

2008 versus 2007.  Research and development expenses for 2008 increased by $187 thousand when compared to the fiscal year 2007 as a result of increased consulting services of $84 thousand offset by reduced tooling and testing services of $124 thousand, travel of $15 thousand and payroll of $105 thousand.  Offsetting these expense increases was a non cash decrease of $118 thousand for stock based compensation and increases as a result of reduced fixed asset depreciation of $91 thousand.

2007 versus 2006.   Research and development expenses for fiscal 2007 increased by $86 thousand when compared to fiscal 2006.   Research and development expenses increased as a result of the costs of the acquired Netintact companies of approximately $1,082 thousand as well as increases in services $134 thousand and prototype materials of $60 thousand.  Offsetting these expense increases were expense decreases associated with reduced payroll costs of $565 thousand associated with the elimination of the OptimIP product line, reduction of operating expenses of $342 thousand as a result of converting from a development stage company, and lower stock based compensation expenses of $301 thousand.

Development costs included in fiscal years 2008, 2007 and 2006 were $487,221, $742,580 and $293,101 respectively.   Development costs decreased in 2008 as a result of completing the introduction of the PL10000 product family in early the second quarter of 2007 as compared to 2006 as a result of exploring expanded market opportunities for the PacketLogic and DRDL core technologies.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions, and marketing expenses such as trade shows, channel development and literature.

	For the twelve months				For the twelve months
	ended December 31,				ended December 31,
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent	(in thousands)		Dollars	Percent

Sales and Marketing	$8,864	$7,825	$1,039	13%	$7,825	$2,565	$5,260	205%

As a percentage of net revenue	77%	117%			117%	134%

2008 versus 2007.  Sales and marketing expenses for the fiscal year 2008 increased by $1,039 thousand when compared to fiscal year 2007.  Sales and marketing expenses increased due to increased expenses for commissions of $352 thousand, travel of $344 thousand, facility cost of $150 thousand and recruiting fees of $102 thousand.  Offsetting these expense increases were expense decreases related to payroll of $82 thousand and consultants of $171 thousand.  Non cash items that increased sales expense in 2008 versus 2007 were stock based compensation expense of $145 thousand and a reserve of bad debt of $171 thousand.

2007 versus 2006.  Sales and marketing expenses for the fiscal year 2007 increased by $5,260 thousand when compared to fiscal year 2006.  The costs associated with the acquired sales and marketing organizations of Netintact increased spending in 2007 by approximately $2,305 thousand.  Payroll costs increased by $1,130 thousand as a result of increasing from 22 sales and marketing employees at the end of 2006 to 33 employees by the end of 2007.  Consulting expenses increased in 2007 by $410 primarily due to increased expenses for trade shows, product literature, and channel development activities.  We also had an increase of $204,000 in 2007 for travel expenditures and stock based compensation increased by $488,000.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance, human resources and legal organizations, fees for professional services and amortization of intangible assets.  Professional services include costs associated with legal, audit and investor relations consulting costs.

	For the twelve months				For the twelve months
	ended December 31,				ended December 31,
	2008	2007	Variance in	Variance in	2007	2006	Variance in	Variance in
	(in thousands)		Dollars	Percent	(in thousands)		Dollar	Percent

General and administrative	$6,996	$4,923	$2,073	42%	$4,923	$2,724	$2,199	81%

As a percentage of net revenue	6%	74%			74%	142%

2008 versus 2007.  General and administrative expenses for the fiscal year ended December 31, 2008 increased by $2,073 thousand when compared to the fiscal year ended December 31, 2007.  Increases in general and administrative expenses include $490 thousand for salaries and benefits, $298 thousand in recruiting, $370 for S-1 related costs, $107 thousand in legal, $117 thousand in facility related spending, $65 thousand for cash compensation associated with Board duties, $119 thousand in consultants and contractors.  Non cash related cost increases in 2008 were $395 thousand in stock based compensation and $109 thousand in fair value of options associated with an investor relations service.

2007 versus 2006.  General and administrative expenses for the fiscal year ended December 31, 2007 increased by $2,199 when compared to the fiscal year ended December 31, 2006.  Expense increases during 2007 included, professional services of $365 thousand, personnel costs of $316 thousand, Netintact administrative costs of $213 thousand, travel related spending of $79 thousand, entry fees AMEX of $75 thousand, facility expenses including insurance of  $71 thousand, expensed tools of $32 thousand and miscellaneous expenses of $23 thousand.  Non cash cost related  increases in 2007 included amortization of assets acquired from Netintact of  $1,495 thousand, stock based compensation of approximately $471 thousand, the fair value of options associated with Ian investor relations service of $58 thousand  and expensed tools of $32 thousand

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Investments.   The following table summarizes our cash and cash equivalents and investments, which are classified as “available for sale” and consist of highly liquid financial instruments:

	Fiscal year
	2008	2007	Increase (Decrease)
Cash and cash equivalents	$1,721,225	$5,864,648	$(4,143,423)

The cash and cash equivalents balance decreased $4.1 million from December 31, 2007 to December 31, 2008 due to activities in the following areas.

Increase (Decrease)
Net cash used in operating activities	$(12,247,189)
Net cash used in investing activities	(773,823)
Net cash provided by financing activities	8,867,691
Effect of exchange rates	9,898
Net change in cash and cash equivalents	$(4,143,423)

 Although we recorded a net loss of $13.9 million in 2008, our actual cash usage was $12.2 million as a result of   non-cash adjustments.  The primary non-cash adjustments include stock based employee compensation of $1.7 million, stock based services expense of $0.7 million, intangible amortization of $1.4 million, depreciation of $2.6 million and change in net worth of $3.7 million offset by the amortization of the tax benefit associated with the intangible amortization of $1.0 million.   Our primary uses of cash for net working capital included an increase in inventories, accounts receivable, deferred revenue and prepaid expenses offset by increases in accounts payable, accrued expenses.

During the fiscal year ending December 31, 2008, cash was provided primarily by the proceeds of a private placement of equity in September 2008 totaling $5.8 million, the exercise of warrants and options totaling $2.5 million, and issuance of debt of $0.55 million.  During the fiscal year ending December 31, 2007, cash was provided primarily by the proceeds of a private placement of equity in July 2007 totaling $7.5 million and the exercise of warrants and options totaling $.8 million.

Although we recorded a net loss of $12.5 million in 2007, we used only $7.0 million of cash in operations due to net non-cash adjustments.  The primary non-cash adjustments include stock based employee compensation of $2.0 million, stock based services expense of $0.15 million, intangible amortization of $1.4 million, depreciation of $2.5 million and change in net worth of $0.55 million offset by the amortization of the tax benefit associated with the intangible amortization of $1.1 million.   Our primary uses of cash for net working capital included an increase in inventories and accounts receivable and deferred revenue offset by increases in accounts payable, accrued expenses and a decrease in prepaid expenses.

We recorded a net loss of $7.5 million in 2006 and used $5.4 million of cash in operations primarily due to net non-cash adjustments.  The primary non-cash adjustments include stock based employee compensation of $1.2 million, stock based services expense of $0.2 million, intangible amortization of $0.5 million, depreciation of $0.8 million and change in net worth of $0.5 million offset by a decrease in accounts receivable of $1.1 million.   Our primary uses of cash for net working capital included an increase in deferred revenue, offset by a decrease in accounts payable and prepaid and other current assets.

Based on current reserves and anticipated cash flow from operations, our working capital may not have been sufficient to meet all of the needs of our business objectives through the end of 2008. Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

On March 13, 2009, the Company entered into a secured line of credit for working capital purposes with Peninsula Bank. The Line of Credit Agreement provides for maximum borrowings of $3 million through March 12, 2010.  We believe, as a result of this line of credit, we currently have sufficient cash and financing commitments to meet our funding requirements over the next year.   However, we expect that we will need to raise substantial additional capital to accomplish all of our business objectives over the next several years.  We expect to seek additional funding through a bank credit facility or private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Contractual Obligations. As of December 31, 2008, Procera also had commitments for leased equipment from various sources under non-cancelable capital leases with various expiration dates through 2014 as shown below.  Interest rates on such commitments range from 9% to 10%.

As of December 31, 2008, future minimum lease payments that come due in the current and following fiscal years ending December 31 are as follows:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Capital leases	$56,151	$11,543	$9,556	$9,556	$25,496
Operating leases	1,206,269	394,293	388,543	263,041	160,392

Total	$1,262,420	$405,836	$398,099	$272,597	$185,888

Deferred Revenue Items

The following table represents our deferred revenue for the periods ending December 31, 2008 and 2007.

	December 31,
	2008	2007	Increase
Deferred revenue	$1,313,092	$957,891	$355,201

Product sales include post contract support and hardware maintenance services which are deferred until earned. The contract period typically is one year but can range as long as three years.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is deferred until receipt of end-user acceptance until such history has been established.  The increase in deferred revenue during 2008 is reflective of an increasing base of customers and related support contract renewals on historical sales.

Material Commitments of Capital

We use third-party contract manufacturers to assemble and test our products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on its behalf based on a rolling production forecast provided by the company.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of December 31, 2008, we had no open non-cancelable purchase orders with our third-party manufacturers.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in United States dollars, Swedish kroner, Australian dollars and the EURO.  We incur certain operating expenses in United States dollars, Swedish kroner and Australian dollars.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the aforementioned currencies. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our operating results and cash flows.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $1.7 million and $5.9 million at December 31, 2008 and 2007, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2008, our interest income on cash and cash equivalents would have declined immaterially, assuming consistent investment levels.

Item 8.                 Financial Statements and Supplementary Data

PROCERA NETWORKS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Procera Networks, Inc.
Los Gatos, California

We have audited the accompanying consolidated balance sheets of Procera Networks, Inc. (“Procera”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the fiscal years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, Procera Networks, Inc., adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procera Networks, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Procera Networks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Procera Networks, Inc.:

We have audited Procera Networks, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Procera Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the entity’s principal executive and principal financial officers, or persons performing similar functions, and effected by the entity’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Procera Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Procera Networks, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations,  and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

PMB Helin Donovan, LLP
San Francisco, California
March 16, 2009

PROCERA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$1,721,225	$5,864,648
Accounts receivable, net of allowance of $182,760 and $241,062 as of December 31, 2008 and 2007 respectively	5,454,745	1,819,272
Inventories, net	3,445,802	1,320,022
Prepaid expenses and other	824,340	520,137

Total current assets	11,446,112	9,524,079

Property and equipment, net	2,573,045	4,476,224
Purchased intangible assets, net	964,405	2,403,405
Goodwill	960,209	960,209
Other non-current assets	47,294	47,805

Total assets	$15,991,065	$17,411,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,457,430	$668,289
Deferred revenue	1,313,092	957,891
Accrued liabilities	1,841,442	1,572,975
Notes payable	550,000	-
Capital leases payable	11,543	33,867

Total current liabilities	6,173,507	3,233,022

Non-current liabilities
Deferred rent	24,234	7,797
Deferred tax liability	695,239	1,734,855
Capital leases payable	39,584	62,773

Total liabilities	6,932,564	5,038,447

Commitments and contingencies (Note 7)	---	---

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized: none issued and outstanding	---	---
Common stock, $0.001 par value; 130,000,000 shares authorized; 84,498,491 and 76,069,233 shares issued and outstanding as of December 31, 2008 and 2007 respectively	84,498	76,069
Additional paid-in capital	61,142,430	50,058,560
Accumulated other comprehensive gain (loss)	(428,107)	76,861
Accumulated deficit	(51,740,320)	(37,838,215)

Total stockholders' equity	9,058,501	12,373,275

Total liabilities and stockholders' equity	$15,991,065	$17,411,722

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2008	2007	2006

Sales
Product Sales	$9,871,185	$5,661,945	$1,763,827
Support Sales	1,652,769	1,010,596	150,603
Total Sales	11,523,954	6,672,541	1,914,430
Cost of sales
Product cost of sales	6,782,877	3,927,659	1,139,455
Support cost of sales	526,966	451,402	183,579
Total Cost of sales	7,309,843	4,379,061	1,323,034

Gross profit	4,214,111	2,293,480	591,396

Operating expenses:
Research and Development	3,338,360	3,151,438	3,065,266
Sales and Marketing	8,863,511	7,824,581	2,565,445
General and Administrative	6,996,151	4,923,204	2,723,641
Total operating expenses	19,198,022	15,899,223	8,354,352

Loss from operations	(14,983,911)	(13,605,743)	(7,762,956)

Other income (expense)
Interest and other income	86,642	51,858	7,904
Interest and other expense	(47,105)	-	-
Total other income (expense)	39,537	51,858	7,904

Net loss before taxes	(14,944,374)	(13,553,885)	(7,755,052)
Income tax benefit	1,042,269	1,072,505	251,573
Net loss after taxes	(13,902,105)	(12,481,380)	(7,503,479)

Other comprehensive income (loss), net	(504,968)	62,480	14,381
Comprehensive loss	$(14,407,073)	$(12,418,900)	$(7,489,098)
		-	-
Net loss per share - basic and diluted	$(0.18)	$(0.17)	$(0.15)
Shares used in computing net loss per share-basic and diluted	79,144,479	71,422,184	50,443,688

The accompanying notes are an integral part of these consolidated financial statements

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit) For the Twelve Months ended December 31, 2008, 2007 and 2006

						Accumulated
	Common Stock		Add. Paid-In	Subscribed Common		Other Comprehensive	Accum.	Total Stockholders
Description	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balances January 1, 2006	30,945,317	$30,945	$17,362,468	3,545,833	$1,310,917	$-	$(17,853,356)	$850,974

Issuance of common stock in connection with private placement at $.40 per share in February 2006, less direct transaction costs	11,500,025	11,500	4,105,969	-	-	-	-	4,117,469

Issuance of common stock and placement agent warrants with private placement at $.40 per share in February 2006, paid in 2005	3,500,000	3,500	1,396,500	(3,500,000)	(1,288,000)	-	-	112,000

Issuance of Common stock and investor warrants in connection with November 2006 private placement at $1.00 per share, net of direct transaction costs	5,100,000	5,100	4,835,259	-	-	-	-	4,840,359

Issuance of common stock at $0.60 per share in exchange for outstanding stock of Netintact	17,539,513	17,540	9,153,543	-	-	-	-	9,171,083

Issuance of common stock at $0.82 per share in exchange for outstanding stock of Netintact PTY	760,000	760	272,933	-	-	-	-	273,693

Issuance of common stock upon exercise of warrants at prices ranging from $0.10-$1.37	246,250	246	266,766	-	-	-	-	267,012

Stock based compensation	-	-	1,168,611	-	-	-	-	1,168,611

Issuance of 825,000 shares of common stock having a market value of $0.70 per share in exchange for 18 months of investor relations services	825,000	825	570,718	(45,833)	(22,917)	-	-	548,626

Fair value of warrants issued to service providers	-	-	73,770	-	-	-	-	73,770

Translation adjustment	-	-	-	14,381	-	14,381

Net Loss for 2006	-	-	-	-	-	-	(7,503,479)	(7,503,479
Balances, December 31, 2006	70,416,105	$70,416	$39,206,537	0	$0	$14,381	$5,356,835)	$13,934,499

The accompanying notes are an integral part of these consolidated financial statements

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit) continued
For the Twelve Months Ended December 31, 2008, 2007 and 2006

	Common Stock		Add. Paid-In	Accum. Other Comprehensive	Accum.	Total Stockholders
Description	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2006	70,416,105	$70,416	$39,206,537	$14,381	$(25,356,835)	$13,934,499

Issuance of common stock upon exercise of options and warrants at prices ranging from $0.075 - $1.37	1,323,410	1,323	754,118			755,441

Stock based compensation			1,972,275

Issuance of common stock in connection with the private placement of common shares at $2.00 per share in July 2007, less issuance costs	4,072,477	4,073	7,484,562			7,488,635

Issuance of common stock valued at $2.47 per share to vendor for investor relations services	247,500	247	611,078			611,325

Issuance of common stock valued at $3.08 per share to vendor for search firm services	9,741	10	29,990			30,000

Foreign currency translation adjustment				62,480		62,480

Net loss for 2007					(12,481,380)	(12,481,380)
	76,069,233	$76,069	$50,058,560	$76,861	$(37,838,215)	$12,373,275

The accompanying notes are an integral part of these consolidated financial statements

Procera Networks, Inc.
Statements of Stockholders' Equity (Deficit) continued
For the Twelve Months Ended December 31, 2008, 2007 and 2006

	Common Stock		Add. Paid-In	Accum. Other Comprehensive	Accum.	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2007	76,069,233	$76,069	$50,058,560	$76,861	$(37,838,215)	$12,373,275

Issuance of common stock upon exercise of options and warrants at prices ranging from $0.45 - $1.59	2,659,501	2,659	2,520,704			2,523,363

Stock-based compensation			1,697,903			1,697,903

Issuance of common stock in connection with the private placement of common shares at prices ranging between $1.10 and $1.17 per share in September 2008, less issuance costs	5,244,666	5,245	5,823,304			5,828,549

Issuance of common stock valued at between $1.40 and $1.45 per share between June and September 2008 to service vendors	525,091	525	735,475			736,000

Issuance of warrants to purchase common stock valued at between $0.49 and $2.00 per share to service vendors			306,484			306,484

Foreign currency translation adjustment				(504,968)		(504,968)

Net loss for 2008					(13,902,105)	(13,902,105)

Balances, December 31, 2008	84,498,491	$84,498	$61,142,430	$(428,107)	$(51,740,320)	$9,058,501

The accompanying notes are an integral part of these consolidated financial statements

Procera Networks, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2008	2007	2006

Cash flow from operating activities:
Net loss	$(13,902,105)	$(12,481,380)	$(7,503,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	736,000	149,665	227,786
Compensation related to stock-based awards	1,697,902	1,972,275	1,168,611
Fair value of warrants issued to non-employees	306,484	-	73,770
Depreciation	2,580,950	2,452,259	797,686
Inventory Reserve	(59,636)	80,169	41,482
Amortization of intangibles	1,439,000	1,439,000	474,595
Changes in assets and liabilities:
Trade accounts receivable	(4,208,221)	(501,591)	(684,003)
Inventories	(2,190,297)	(1,144,178)	(49,114)
Prepaid expenses and other current assets	(340,504)	307,934	232,461
Accounts payable	1,836,272	375,696	(142,774)
Accrued liabilities, deferred rent	431,954	847,082	76,333
Deferred income taxes	(1,039,616)	(1,085,745)	(298,252)
Deferred revenue	464,628	540,620	180,960
Net cash used in operating activities	(12,247,189)	(7,048,194)	(5,403,938)

Cash flows from investing activities:
Purchase of equipment	(773,823)	(499,503)	(178,313)
Cash acquired in the acquisition of a business	-	-	452,669
Net cash provided by (used in) investing activities	(773,823)	(499,503)	274,356

Cash flows from financing activities:
Proceeds from common stock	5,828,549	7,488,631	8,939,828
Proceeds from exercise of warrants	2,175,572	674,177	265,012
Proceeds from exercise of stock options	347,791	81,264	-
Proceeds from issuance of debt instruments	550,000	-	-
Payment on a loan	-	-	(110,000)
Capital lease payments	(34,221)	(26,035)	(8,070)
Other	-	-	2,158
Net cash provided by financing activities	8,867,691	8,218,037	9,088,928

Effect of exchange rates on cash and cash equivalents	9,898	(19,869)	-

Net decrease in cash and cash equivalents	(4,143,423)	650,471	3,959,346

Cash and cash equivalents, beginning of period	5,864,648	5,214,177	1,254,831

Cash and cash equivalents, end of period	$1,721,225	$5,864,648	$5,214,177

SUPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$41,084	$5,855	$7,894
Cash paid for interest	$30,055	$6,559	$5,072

SUPPLEMENTAL NON CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with the acquisition of Netintact AB and PTY.	$-	$-	$9,444,776

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

The Company sells its products through its direct sales force, resellers, distributors, and system integrators in the Americas, Asia Pacific, and Europe. PacketLogic™ is deployed at more than 400 broadband service providers, telephone companies, colleges and universities worldwide. The common stock of Procera began trading on the NYSE Alternext U.S. under the trading symbol “PKT” in 2007.

The Company was incorporated in 2002.  On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation.  On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company. The Company has operations in California, Sweden, and Australia.

2.         Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the historical accounts of Procera and its wholly owned subsidiaries, Netintact AB and Netintact PTY from August 18, 2006 and September 29, 2006 respectively.  All significant intercompany transactions have been eliminated.

Fiscal Year

Beginning with the fiscal year which ended December 31, 2006, the Company’s fiscal year end is a calendar year end.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company’s  continuation as a going concern. Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to allowance for doubtful accounts and sales returns, the value and marketability of inventory, allowances for expected warranty costs, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. Management based its estimates on experience and other assumptions it believes are reasonable under expected business conditions. Actual results may differ from these estimates if alternative conditions are realized.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, notes payable, capital leases, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentration of Credit Risk

The financial instruments utilized by the Company that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited in demand and money market accounts in major financial institutions in the United States, Sweden and Australia. Although these financial institutions are considered creditworthy and the Company has not experienced any material losses on its deposits of cash and cash equivalents. Additionally, the Company has established guidelines to limit its exposure to credit risk by placing its deposits with high credit quality financial institutions and placing investments with maturities that maintain safety and liquidity within the Company's liquidity needs.

Concentration of credit risk with respect to accounts receivable is limited due to the number of geographically diverse customers that make up the Company’s customer base, thus increasing the trade credit risk (See note 16).

Cash and Cash Equivalents

The Company considers all highly liquid investments to mature within three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at net realizable value. Customers are on cash on delivery terms until credit is approved. The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reduces accounts receivable to an amount that management believes will be eventually collected.  We evaluate the adequacy of this allowance by reviewing the age of accounts receivable and also take into consideration such as credit-worthiness, customer history and general economic trends. At December 31, 2008, 2007 and 2006, the allowance for doubtful accounts was $182,760, $241,062, and $11,672, respectively.

Inventory

Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. The Company records inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand. Factors which could cause its forecasted demand to prove inaccurate include the Company’s reliance on indirect sales channels and the variability of its sales cycle; the potential of announcements of  new products or enhancements to replace or shorten the life cycle of current products, or cause customers to defer their purchases; loss of sales due to product shortages; and the potential of new or alternative technologies achieving widespread market acceptance and thereby rendering the Company’s existing products obsolete. If future demand or market conditions are less favorable than projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. At December 31, 2008 and 2007, the reserve for obsolete and excess inventory was $98,431 and $56,488, respectively.

Property and Equipment and Leasehold Improvements

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

The estimated service lives of property and equipment are principally as follows:

Leasehold improvements	Lesser of useful life or lease term
Machinery, office and computer equipment	2–5 years
Computer software	3 years
Transportation vehicles	3–5 years

Assets Held under Capital Leases

Property and equipment include gross assets acquired under capital leases of $146,350 and $178,548 at December 31, 2008, and December 31, 2007, respectively. Related amortization is included in accumulated depreciation of $78,418 and $66,131 at December 31, 2008, and December 31, 2007, respectively. Capital leases are included as a component of vehicles and equipment and machinery. Amortization of assets under capital leases is included in depreciation expense. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease.

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

Impairment of Finite Life Intangible Assets

The Company evaluates its operations to ascertain if a triggering event has occurred which would impact the value of finite-lived intangible assets (e.g., customer lists). Examples of such triggering events include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.

As of December 31, 2008, no such triggering event has occurred. An impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. The Company determines fair value generally by using the discounted cash flow method. To the extent that the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

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

As of December 31, 2008, the Company concluded that there was no impairment to the carrying value of goodwill.

Commitments and Contingencies

Certain conditions may exist on the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Stock and Warrants Issued to Third Parties

The Company accounts for stock and warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under the provisions of EITF 96-18, if none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable.

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

Prior to January 1, 2006, The Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

The Company estimates the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).

Revenue Recognition

The Company’s most common sale involves the integration of software and a hardware appliance.  The software is essential to the functionality of the product.  The Company accounts for this revenue in accordance with Statement of Position (“SOP”) 97-2,  Software Revenue Recognition, as amended by SOP 98-9,  Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,  for all transactions involving software. The Company recognizes product revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) when product title transfers to the customer as identified by the passage of responsibility in accordance with Incoterms 2000; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of appliances and software licenses. Product sales include a perpetual license to the Company’s software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support (PCS) services (Service Revenue) which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

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

Since customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

In these circumstances, Procera allocates revenue to each separate element based on its vendor specific objective evidence of fair value (“VSOE”). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Through December 31, 2008, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were post contract hardware and software support and unspecified software updates. We determine VSOE for PCS based on sales prices charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS. The renewal rate is equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis.

When the Company is able to establish VSOE for all elements of the sales order it separates the deferred items accordingly.  Revenue is recognized on the deferred items using either the completed-performance or proportional-performance method depending on the terms of the service agreement.  When the amount of services to be performed in a series of acts is so significant in relation to the entire service contract, that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified objectives.  Under these conditions, the Company uses the completed-performance method of revenue recognition which is measured by the customer’s acceptance.  The Company uses the proportional-performance method of deferred revenue recognition when a service contract specifies activities to be performed by the Company and those acts have been repeatedly demonstrated to be within its core competency.   Under this scenario, PCS revenue is recognized ratably over the life of the contract.  The majority of service revenue is recognized under the proportional-performance method using the straight line method with the revenue being earned over the life of the contract. A small portion of service revenue is derived from providing training on products and the Company uses the completed-contract method to recognize such revenue.  If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have a fair value, is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

In certain contracts, billing terms are agreed upon based on performance milestones such as the execution of measurement test, a partial delivery or the completion of a specified service.  Payments received before the unconditional acceptance of a specific set of deliverables are recorded as deferred revenue until the conditional acceptance has been waived.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

Procera assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the Consolidated Statement of Operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $176,639 of unrecognized tax benefits, none of which would affect its effective tax rate if recognized.

The Company adopted SFAS 123(R) as of January 2, 2006 and, as a result, incurred significant stock-based compensation expense, some of which related to incentive stock options for which no corresponding tax benefit is recognized unless a disqualifying disposition occurs. Disqualifying dispositions result in a reduction of income tax expense in the period when the disqualifying disposition occurs in an amount equal to the tax benefit relating to previously recognized stock compensation expense. Tax benefits related to realized tax deductions in excess of previously expensed stock compensation are recorded as an addition to paid-in-capital.

Deferred Revenue

The Company’s most common sale includes a perpetual license for software, a hardware appliance along with post contract support and unspecified updates.  Where the VSOE of the future deliverable is identifiable, that revenue is initially included in deferred revenue and recognized ratably over the term of the agreement on a straight-line basis.  If the VSOE of the future deliverable is not identifiable, the total revenue is deferred and recognized over the term of the agreement.  For the year ended December 31, 2008 deferred revenue totaled $1,313,092 and is included as “Deferred revenue” in the accompanying Balance Sheet.

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

Development costs incurred in the research and development of new products, other than software, and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS 86, "Accounting for Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed." To date, the Company's software has been available for general release shortly after being declared technologically feasible, which the Company defines as a working prototype.  Accordingly, those costs which could have been capitalized have not been material.

Advertising Costs

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  Advertising costs are expensed as incurred. Advertising expenses were not significant for the years ended December 31, 2008, 2007 and 2006.

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses. Other comprehensive income (loss) and comprehensive income (loss) are displayed separately in the consolidated statements of stockholders’ equity and other comprehensive income/(loss).

Foreign Operations

The accompanying balance sheets contain certain recorded Company assets (principally inventory, accounts receivable, cash and property, plant and equipment comprising 28.7% of total assets) in two foreign countries - Sweden and Australia. Although these countries are considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Foreign Currency Translation

The Company has adopted Financial Accounting Standard No. 52.  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt.  Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

The Company’s operating subsidiaries in Sweden and Australia use their local currency as their functional currency (Swedish Kroner and Australian Dollar). The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. Cumulative translation adjustments associated with net assets or liabilities are recognized within other comprehensive income and reported as a separate component in the statement of changes in stockholders’ equity.  The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, Foreign currency translation adjustments (non-owner equity) resulted in (loss)/gains of $(504,968), $62,480 and $14,381 in 2008, 2007, and 2006, respectively. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Registration Rights Agreements

The Company’s management reviewed the Securities and Exchange Commission’s release on December 1, 2005 entitled “Current Accounting and Disclosure Issues in the Division of Corporation Finance”.  The Company has determined that it does not have a contingent liability in regards to the registration rights agreements to which is a party.

Business Enterprise Segments

Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (“SFAS No. 131”), the Company operates in one reportable operating segment. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company does disclose revenues and long-lived assets in different geographic locations (see Note16).

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Company's long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Management has determined that adopting this statement had no effect on the Company’s financial condition or results of operation.

 In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations, “(SFAS No. 141(R)), and SFAS No. 160,  “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (SFAS No. 160), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of both statements is prohibited. The adoption of SFAS No. 141(R) and SFAS No. 160 will only have an impact on our financial statements if we are involved in a business combination that occurs after January 1, 2009.

In February 2008, the FASB issued FSP FAS 157-2, ‘‘Effective Date of FASB Statement No. 157 ,” which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company  adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. Management is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its consolidated statement of financial condition and results of operations.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS No. 162 to have a material impact on its consolidated statement of financial condition and results of operations.

In May 2008, the Emerging Issues Task Force of the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.” This EITF requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. The Company is currently evaluating the impact, if any, EITF 03-6-1 will have on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP SFAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP SFAS 157-3 is effective immediately and did not have any significant impact on the Company upon adoption.

The FASB recently issued a Staff Position (FSP) No. FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Paragraph 11 of SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement — that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the company would consider market participant assumptions regarding renewal including highest and best use of the asset by a market participant, and adjustments for other entity-specific factors included in paragraph 11 of SFAS 142. The Company is currently evaluating the impact, if any, SFAS 142-3 will have on its financial position, results of operations or cash flows.

3.         Merger with Netintact

On August 18, 2006, Procera acquired 100% of the outstanding stock of Netintact, AB, (“Netintact AB”), a Swedish software company.  At the time of its acquisition by Procera, Netintact AB owned 51% of the outstanding shares of Netintact PTY (“Netintact PTY”), an Australian company that distributed Netintact AB’s products in Australia and Asia. On September 29, 2006, Procera acquired the remaining 49% of the outstanding shares of Netintact PTY. The results of operations for Netintact AB and Netintact PTY have been included in the consolidated financial statements since the date of acquisition. Procera believes the Netintact companies were desirable and valuable merger partners due to their strategic customer base, the technology incorporated into their software products, and their success in penetrating their markets (Europe, Australia and Asia).

Pursuant to the terms of the Stock Exchange Agreement with the stockholders of Netintact AB, Procera has committed up to 22,000,000 shares of common stock for the acquisition.  19,000,000 shares were committed at the close of the acquisition including 18,299,514 common shares and 700,486 warrants were granted.  3,000,000 shares were committed based upon the attainment of future milestones including 2,876,757 common shares and 123,243 incentive warrants.  The fair value of common stock issued for the acquisitions, excluding the incentive shares, was $9,444,776. The value of the common shares issued was determined based on the market price of the Company’s common shares on the effective date of the acquisition. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives.  At December 31, 2008, the objectives had not been fully accomplished and the future incentive share obligation was cancelled.

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

Following the closing of the Netintact AB and Netintact PTY acquisition transactions, Procera obtained an independent third-party valuation of the intangible assets contained therein.  The independent third-party valuation allocated the total fair value of common stock for the two acquisitions to intangible assets and net tangible assets.  Of the $12.1 million of acquired intangible assets, $1.0 million was assigned to goodwill that is not subject to amortization and the remaining $11.1 million of acquired intangible assets have a weighted-average useful life of approximately 3 years. The intangible assets that make up that amount include product software of $4.6 million, management information and related software of $2.2 million, and customer base of $4.3 million. The amounts allocated to the intangible assets are not expected to be deductible for tax purposes.

During the reporting period ended October 1, 2006, the Company did not recognize the effect of deferred tax liabilities resulting from the differences between assigned values in the purchase price allocation and tax basis of assets acquired and liabilities assumed in the purchase business combination of Netintact as required under Statement of Financial Accounting Standard  No. 109 paragraph 30. The resulting effect to the Statements of Operations and Cash Flows were minimal and the associated adjustments have been made to the Balance Sheet in Form 10-KSB for the fiscal year ended December 31, 2006.

To avoid a recurrence of this issue, the Company will engage a tax professional prior to completing fair market valuation adjustments associated with future purchase business combinations.

4.         Liquidity

The Company’s operating results will likely fluctuate from fiscal quarter to fiscal quarter, and are difficult to predict.  Since its inception, the Company has relied on private financings to fund its development and initial market penetration.   The Company may require additional debt or equity financing until such time as its operations become self funding.  There can be no assurance that any new debt or equity financing could be successfully consummated. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through a combination of private equity and lease financing. As of December 31, 2008, the Company had approximately $1.7 million of unrestricted cash, $5.3 of working capital, and $51.7 million in accumulated deficit. Additionally, the Company has incurred losses since its inception as infrastructure and product development costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will continue as a going concern through December 31, 2009, including headcount reductions and reductions in discretionary expenditures. During 2008, the Company executed an agreement with a group of private investors whereby the Company received approximately $5.8 million by selling shares of its common stock and it received $2.5 million from the exercise of warrants. In March 2009, the Company obtained a $3 million secured line of credit from a bank. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish all of its business objectives over the next several years. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies. The Company expects to seek to obtain additional funding through a bank credit facility or private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

5.         Intangible Assets

Effective September 29, 2006, the Company completed the purchase of Netintact AB and Netintact PTY, a privately held software company. The assets acquired included approximately $4.3 million of intangible assets, other than goodwill. The $4.3 million of acquired intangible assets was assigned to customer lists.  These intangible assets are subject to amortization. The $4.3 million of acquired intangible assets have a useful life of approximately 3 years.

Intangible assets consist of the following at December 31, 2008:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Netintact customer base	$4,317,000	$(3,352,595)	$964,405

6.         Other Balance Sheet Details

Accounts Receivable	December 31,
	2008	2007

Accounts receivable	$5,637,505	$2,060,334
Less: Allowance for doubtful accounts	(182,760)	(241,062)
Accounts receivable, net	$5,454,745	$1,819,272

Inventory	December 31,
	2008	2007
Finished goods	$3,247,586	$1,062,398
Work in process	74,892	21,287
Raw Materials	221,755	292,825
Reserve for obsolescence	(98,431)	(56,488)
Inventories, net	$3,445,802	$1,320,022

Property and equipment	December 31,
	2008	2007

Machinery and equipment	$1,281,806	$736,439
Office furniture and equipment	155,348	90,672
Computer equipment	275,123	256,850
Software	6,853,705	6,856,063
Auto	62,194	75,877
Accumulated depreciation	(6,055,131)	(3,539,677)
Property and equipment, net	$2,573,045	$4,476,224

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $2,580,950, $2,452,259 and $797,686, respectively.

Purchased Intangibles	December 31,
	2008	2007

Netintact customer base	$4,317,000	$4,317,000
Accumulated amortization	(3,352,595)	(1,913,595)
Total purchased intangibles	$964,405	$2,403,405

Accrued liabilities	December 31,
	2008	2007

Payroll and related	$770,655	$620,191
Audit and legal services	253,580	196,000
Sales, VAT, income taxes	78,599	140,175
Sales commissions	547,867	299,926
Warranty	129,763	64,864
Inventory receipts not invoiced	-	211,606
Other	60,978	40,213
Total accrued liabilities	$1,841,442	$1,572,975

7.         Commitments and Contingencies

Leases

The Company’s corporate headquarters are located in Los Gatos, California.  On November 14, 2007 the Company extended its then current lease for 5 years.  As a result of the extension, the Company has a 73-month lease for 11,772 square feet of space that started on June 1, 2005 with monthly rent payments that range from $12,949 per month for the first year to $19,424 during the last year.  The Swedish subsidiary moved into a new office space located in Varberg, Sweden.  The lease for these 689 square meters of space commenced on April 1, 2008 and the rent payments are approximately $10,025 monthly for lease-term of 60 months.  The Swedish subsidiary also has office space in Stockholm and Malmo.  The rent payments for the Stockholm office are approximately $2,184 monthly and 27 months remained on the lease at December 31, 2008.  The rent payments for the Malmo office are approximately $1,041 monthly and 24 months remained on the lease at December 31, 2008.  The Company also leases 55 square meters in Melbourne, Australia.  The Melbourne lease is for 12 months starting July 1, 2008 with monthly rent payments of $1,592.

As of December 31, 2008, Procera also had commitments for leased equipment from various sources under non-cancelable capital leases with various expiration dates through 2014 as shown below.  Interest rates on such commitments range from 9% to 10%.  The gross amount capitalized is $146,350 and the accumulated depreciation on this equipment was $31,221 at December 31, 2008.

As of December 31, 2008, future minimum lease payments that come due in the current and following fiscal years ending December 31st are as follows:

	Capital Leases	Operating Leases
Years ending December 31,
2009	$11,543	394,293
2010	9,556	388,543
2011	9,556	263,041
2012	9,556	120,294
2013	9,556	40,098
and thereafter	6,384	-
Total minimum lease payments	$56,151	$1,206,269

Less: amount representing interest	5,024
Present value of minimum lease payments	51,127
Less: current portion	11,543
Obligations under capital lease, net of current portion	$39,584

8.         Notes Payable

In August 2008, the Company received loan proceeds totaling $550,000 from an individual and a financial institution and issued promissory notes in that amount (the “Notes”). The Notes bear interest at a rate of 10% per annum, which interest is due and payable each calendar quarter.  The Notes are payable as follows: $250,000 due February 2009, which was paid in full, and $300,000 due August 2009.  As of December 31, 2008, $550,000 of these Notes were due in 2009 and classified as Notes payable – current portion and $14,014 of interest payable related to the Notes is due and is classified as Accounts payable in our Balance Sheets.

9.         Guarantees

Indemnification Agreements

The Company enters into standard indemnification arrangements with certain of our business partners and customers in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place.

Product Warranty

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.  The following table reflects the change in the Company’s warranty accrual during the year ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Warranty accrual, beginning of period	$64,864	$20,950
Charged to cost of sales	64,899	54,128
Warranty expenditures	---	(10,214)
Warranty accrual, end of period	$129,763	$64,864

10.         Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2008 and 2007, no shares of preferred stock were issued and outstanding.

Common Stock Transactions

The Company is authorized to issue up to 130,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2008 there were 84,498,491 shares of Common Stock issued and outstanding.

In January 2006, the Company issued 825,000 shares of common stock to Liviakis Financial Communications with a fair value of $548,626 as consideration for 18 months of investor relations services which commenced in December 2005.

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

On August 18, 2006, as part of the agreement to acquire of all the outstanding shares of Netintact AB (a Swedish corporation) the Company agreed to exchange 15,713,513 shares of its common stock and put an additional 1,826,000 shares of common stock held in escrow.

On September 29, 2006, the Company agreed to exchange 684,000 shares of its common stock and put 76,000 shares of common stock in escrow, for 49% of the outstanding shares of Netintact PTY Ltd. (an Australian corporation).  Because 51% of the outstanding shares of Netintact PTY were previously owned by Netintact AB, the Company now controls all of the outstanding shares of Netintact PTY.

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

During 2006, the Company issued 246,250 shares of common stock upon the exercise of warrants.

During 2007, the company issued 1,323,410 shares of common stock upon the exercise of stock options and warrants.

In June 2007, the company issued 247,500 shares of common stock to Liviakis Financial Communications with a fair value of $611,325 as consideration for 12 months of investor relations services.

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

In October 2007, the company issued 9,741 shares of common stock with a fair value of $30,000 as consideration for services for the search of a VP in Australia.

During 2008, the company issued 2,691,648 shares of common stock upon the exercise of stock options and warrants.

In August 2008, the company issued 490,000 shares of common stock to Liviakis Financial Communications with a fair value of $686,000 as consideration for 12 months of investor relations services.

On September 16, 2008, the Company closed a private placement sale of 5,244,666 shares of its common stock at prices of $1.10 and $1.17 per share to 66 institutional and other accredited investors and received cash proceeds of $5,828,549, net of financing expenses of $18,900.  In addition, placement agent warrants to purchase 17,759 shares (fair value of $7,184) were issued to the placement agents as compensation for their services.

Warrants

At December 31, 2008, warrants to purchase 4,302,414 shares of common stock are outstanding.  The following table sets forth the key terms of these outstanding warrants.

Date of Grant	Underlying Security	Shares Outstanding		Vesting of Grant	Expiration Date	Weighted Average Exercise Price	Reason for Grant of Warrants
Dec-02	Common Stock	151,268		Milestones	Jun-09	$0.01	Customer Base
Feb-05	Common Stock	100,000	(1)	Performance	Feb-10	$1.78	Sales services
Apr-05	Common Stock	10,000	(2)	Immediate	Jun-09	$1.86	Raising capital
Jun-05	Common Stock	75,000	(3)	Milestones	Jun-09	$1.42	Investment
Feb-06	Common Stock	1,038,875	(4)	Immediate	Feb-11	$0.40	Raising capital
Aug-06	Common Stock	360,000	(5)	Immediate	Aug-09	$1.40	Investor relations
Aug-06	Common Stock	569,107	(6)	Immediate	Aug-11	$0.60	Acquisition of Company
Nov-06	Common Stock	1,380,000	(7)	Immediate	Nov-11	$1.50	Raising capital
Jan-07	Common Stock	75,417	(8)	Immediate	Jan-10	$2.14	Sales services
Jul-07	Common Stock	199,988	(9)	Immediate	Jul-12	$2.00	Raising capital
Jul-07	Common Stock	70,000	(10)	Immediate	Jul-10	$1.12	Raising capital
May-08	Common Stock	50,000	(11)	Immediate	Jun-09	$0.83	Sales services
May-08	Common Stock	40,000	(12)	Immediate	Jun-09	$2.00	Sales services
Jun-08	Common Stock	100,000	(13)	Immediate	Sep-09	$0.49	Engineering services
Jun-08	Common Stock	65,000	(14)	Immediate	Aug-09	$0.49	Engineering services
Sep-08	Common Stock	17,759	(15)	Immediate	Sep-11	$1.75	Raising capital

		4,302,414

(Footnotes correspond to the warrant table above)

On February 23, 2005, the Company issued warrants to purchase 100,000 shares of common stock with an exercise price of $1.78 per share to an independent sales representative.  The warrant was considered earned upon the successful completion of a sale, payment and other factors.  Due to the conditions of earning the warrant, the fair value was determined to be $0. (1)

On April 13, 2005 the Company issued warrants to purchase 10,000 shares of common stock with an exercise price of $1.86 per share and a fair value of $14,854 to a Company director as compensation for completing an equity raising event in December 2004. (2)

On June 14, 2005 the Company issued warrants to purchase 75,000 shares of common stock with an exercise price of $1.42 per share and a fair value of $71,801 to a director of the Company as partial compensation for successfully directing an equity raising event. (3)

In conjunction with the closing of private placement sales of common stock on February 28, 2006, warrants to purchase 1,500,000 shares of the Company’s common stock at $0.40 per share with a fair value of $712,315 were issued to placement agents as compensation for their services in completing the private placement. As of December 31, 2008, 1,038,875 warrants remain outstanding. (4)

On August 2, 2004, warrants to purchase 400,000 shares of the Company’s common stock at $1.40 per share with a fair value of $448,495 were issued to an investor relations firm as compensation to perform investor relations services on behalf of the Company during 2004. On August 2, 2006, the subject warrants were cancelled and replacement warrants to purchase a total of 400,000 shares of the Company’s common stock at $1.40 per share were issued to said investor relations firm and one of its employees. As of December 31, 2008, 360,000 warrants remain outstanding. (5)

In conjunction with the its agreement to acquire all of the outstanding shares of Netintact AB, the Company agreed to issue warrants as of the August 18, 2006 acquisition date to purchase 702,486 shares of the Company’s common stock at a price of $0.60 per share and to issue warrants upon successful completion of operating milestones to purchase 123,243 shares of the Company’s common stock at a price of $0.60 per share. Said warrants are not exercisable until the Company’s common stock has reached a market value of $2.00 or more and sustains that value for 90 consecutive trading days. On December 12, 2006, the Company’s stock closed with a market value of $2.06 per share and has remained above $2.00 per share since that date. As of December 31, 2008, 569,107 warrants remain outstanding. (6)

On November 30, 2006, the Company completed private placement sales of 5,100,000 shares of its common stock at $1.00 per share to fifteen institutional and accredited investors, and received cash proceeds of $4,840,359, net of financing expenses of $259,641. In addition, investors were issued warrants to purchase 1,020,000 shares of the Company’s common stock (representing 20% of shares purchased in the private placement) at $1.50 per share and warrants to purchase 360,000 shares of the Company’s common stock at $1.50 per share were issued to private placement agents as compensation for their services in completing the private placement. (7)

On January 24, 2007 the Company granted 115,000 warrants to purchase common stock at $2.14 per share and a fair value of $169,814 in exchange for independent contractor Sales services. As of December 31, 2008, 75,417 warrants remain outstanding. (8)

In conjunction with the closing of a private placement sale of common stock on June 17, 2007, the Company issued 199,998 warrants to purchase common stock with a fair value of $510,587 to placement agents as compensation for their services. The warrant quantity was approximately 5% of the shares purchased from the Company with a strike price of $2.00, equivalent to the price stockholders paid. (9)

On July 31, 2007, the Company issued 70,000 warrants to purchase common stock at $1.12 and a fair value of $132,328 in exchange for public relations services performed. (10)

On May 13, 2008, the Company issued 50,000 warrants to purchase common stock at $0.83 and a fair value of $56,524 in exchange for public relations services performed. (11)

On May 13, 2008, the Company issued 40,000 warrants to purchase common stock at $2.00 and a fair value of $25,743 in exchange for public relations services performed. (12)

On June 30, 2008, the Company issued 100,000 warrants to purchase common stock at $0.49 and a fair value of $92,557 in exchange for engineering services performed. (13)

On June 30, 2008, the Company issued 65,000 warrants to purchase common stock at $0.49 and a fair value of $59,698 in exchange for engineering services performed. (14)

In conjunction with the closing of a private placement sale of common stock on September 19, 2008, the Company issued 17,759 warrants to purchase common stock with a fair value of $7,184 to placement agents as compensation for their services. The warrant quantity was approximately 5% of the shares purchased from the Company with a strike price of $1.75, equivalent to the price stockholders paid. (15)

The exhibit below defines the outstanding warrants as of December 31, 2008 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.01	151,268	0.47	151,268
0.40	1,038,875	2.16	1,038,875
0.49	165,000	0.68	165,000
0.60	569,107	2.63	569,107
0.75	50,000	0.50	50,000
1.12	70,000	1.58	70,000
1.40	360,000	0.59	360,000
1.42	75,000	0.45	75,000
1.50	1,380,000	2.92	1,380,000
1.75	17,759	2.71	17,759
1.78	100,000	1.20	--
1.86	10,000	0.28	10,000
2.00	239,988	3.04	239,988
2.14	75,417	1.07	75,417

$1.05	4,302,414	2.16	4,202,414

11.         Stock-Based Compensation

In August 2003, October 2004 and October 2007, the Company’s board of directors and stockholders adopted the 2003 Stock Option Plan, 2004 Stock Option Plan and 2007 Equity Incentive Plan, respectively (collectively referred to as the “Plan”). The number of shares available for awards under the plans is as follows: 2003 Plan - 2,500,000; 2004 Plan - 5,000,000; and 2007 Plan – 5,000,000.  The following description of our Plan is a summary and qualified in entirety by the text of the Plan.  The purpose of the Plan is to enhance our profitability and stockholder value by enabling the Company to offer stock-based incentives to employees, directors and consultants.  The Plan authorizes the grant of options and other equity incentives to purchase shares of the Company’s common stock to employees, directors and consultants. Under the Plan, the Company may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

The number of shares available for awards under the Plan is 12,500,000.  As of December 31, 2008, 3,558,447 shares were available for future grants. The options under the Plan vest over varying lengths of time pursuant to various option agreements that the Company has entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years.  If the grant is to a stockholder holding more than 10% of the Company’s voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between the Company and the respective option holders.  Awards under the Plan may not be made after the tenth anniversary of the date of adoption of each respective stock option plan but awards granted before that date may extend beyond that date.

Optionee’s have no rights as stockholders with respect to shares subject to the option prior to the exercise thereof.  An option becomes exercisable at such time and for such amounts as determined by the board of directors.  An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires.  The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the board of directors on the date the option is granted.  The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefore to give effect to any stock dividend, stock split, stock combination or other reorganization.

During 2008, nine employees exercised their rights to vested shares and purchased 842,799 shares of common stock as authorized by the Plan.  Share prices on exercised options during 2008 ranged from $0.45 to $1.19 per share.

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at January 1, 2006	3,583,030	3,916,970	$1.38

Authorized	-	-	-
Granted	(4,185,000)	4,185,000	0.86
Exercised	-	-	-
Cancelled	2,618,186	(2,618,186)	1.44
Balance at December 31, 2006	2,016,216	5,483,784	$0.96

Authorized	-	-	-
Granted	(1,990,000)	1,990,000	2.33
Exercised	-	(110,480)	0.75
Cancelled	688,141	(688,141)	1.00
Balance at December 31, 2007	714,357	6,675,163	$1.37

Authorized	5,000,000	-	-
Reclassified	(300,000)	300,000
Granted	(5,098,418)	5,098,418	1.29
Exercised	-	(842,799)	1.37
Cancelled	3,242,508	(3,242,508)	1.62
Balance at December 31, 2008	3,558,447	7,988,274	$1.25	8.19	$563,399

Options vested and expected to vest at December 31, 2008		7,450,718	$1.24	8.09	$556,228

Options vested and exercisable at December 31, 2008		3,462,430	$1.16	7.29	$473,841

The weighted average grant date fair value of options granted during the fiscal year ended December 31, 2008, 2007 and 2006 was $1.29 and $1.92 and $0.74, respectively. The total fair value of shares vested during the year ended December 31, 2008, 2007 and 2006 was $1,175,585, $1,787,898 and $1,374,836, respectively. The total fair value of shares forfeited and cancelled for the fiscal year ended December 31, 2008, 2007 and 2006 was $5,595,758, $563,932 and $3,831,217 respectively.

The number of unvested shares as of December 31, 2008 and 2007 was 4,345,845 and 3,577,016, respectively and the weighted average grant date fair value of unvested shares as of December 31, 2008 and 2007 was $1.36 and $1.30, respectively. At December 31, 2008, the total compensation cost of $3,744,234 for unvested shares is expected to be recognized over the next 3.1 years on a weighted average basis.

The options outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Vested and Exercisable
	At December 31, 2008			At December 31, 2008
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price
$0.50 - $0.69	1,501,353	5.87	$0.48	1,256,350	7.02	$0.57
$0.70 - $1.19	1,462,439	6.34	$0.89	1,257,439	6.83	$0.95
$1.20 - $3.35	5,024,482	1.69	$0.44	1,128,641	7.51	$1.95
	7,988,274	3.33	$0.53	3,462,430	7.29	$1.16

The Company’s equity incentive plans provide for the granting of options to purchase shares of common stock to eligible employees (including officers) as well as to its non-employee directors. Options may be issued with the exercise prices equal to the fair market value of the common stock on the date of grant or at a price determined by a committee of the Company’s board of directors. Stock options vest and are exercisable over periods determined by the committee, generally three to five years, and expire no more than 10 years after the grant.

The Company elected to adopt the modified-prospective application method as provided by SFAS No. 123(R).  The effect of recording stock-based compensation for the fiscal years ended December 31, 2008, 2007 and 2006 and the allocation to expense under SFAS No. 123(R) was as follows:

	Year Ended December 31,
	2008	2007	2006

Cost of goods sold	$51,069	$23,310	$16,274
Research and development	251,543	473,691	771,585
Selling, general and administrative	1,395,290	1,475,274	380,752
Stock-based compensation before income taxes	1,697,902	1,972,275	1,168,611

Tax effect on stock-based compensation	-	-	-
Total stock-based compensation expenses after income tax and net effect on net loss	$1,697,902	$1,972,275	$1,168,611

Effect on Basic and diluted net loss per share	$0.02	$0.03	$0.02

 The amount of stock-based compensation capitalized in inventory has been immaterial.

Valuation Assumptions

The fair value of each option award is estimated on the grant date using a Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. The Company calculated the estimated life of stock options granted using a "simplified" method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC, as contained in Staff Accounting Bulletin (SAB) No. 107  and subsequently SAB No. 110 permitting the initial and continued use of this method. The fair value of each option grant is estimated on the date of grant while the expense is recognized over the employee requisite service period using the straight-line attribution approach. Expected volatilities are estimated using the historical share price performance over the expected term of the option. The Company determined that for 2008, 2007 and 2006, the historical volatility was more indicative of expected future stock price volatility. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Black-Scholes model also requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future and has never paid cash dividends.

The following table sets forth information about the weighted-average assumptions used for options granted in the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
Expected term (in years)	4.08 - 4.44	yrs	5.25 - 7.00	yrs	3.00 - 4.00	yrs
Expected volatility	98 - 99%		93 - 102%		101 - 105%
Risk-free interest rate	1.68 - 2.88%		3.59 - 5.02%		4.68 - 5.06%
Dividend yield	0%		0%		0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rates are taken from the 3-year and 7-year daily constant maturity rate as of the grant dates as published by the Federal Reserve Bank of St. Louis and represent the yields on actively traded Treasury securities for comparable to the expected term of the options. The expected life of the options granted in 2008 was calculated using a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates) adjusted as appropriate.

12.       Related party transactions

On September 16, 2008, the Company closed a private placement sale of 5,244,666 shares of its common stock prices of $1.10 and $1.17.  Mr. Thomas Saponas, a director of the Company invested $1 million in this private placement at a price of $1.17 per share.

The Company had no related party transactions in the fiscal year ending December 31, 2008, 2007 and 2006.

13.       Tax

The components of income and loss before income taxes are as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
Domestic	$(12,830,273)	$(11,539,066)	$(7,729,336)
Foreign	(2,114,101)	(2,014,819)	(25,716)
Loss before income taxes	$(14,944,374)	$(13,553,885)	$(7,755,052)

The Company’s provision for income taxes consists of the following:

	December 31,	December 31,	December 31,
	2008	2007	2006
Current income taxes
Federal/state	$(869)	$5,255	$-
Foreign	-	7,985	46,679
Total current income taxes	(869)	13,240	46,679

Deferred income taxes
Federal/state	-	-	-
Foreign	(1,041,400)	(1,085,745)	(298,252)
Total deferred income taxes	(1,041,400)	(1,085,745)	(298,252)

Provision for income taxes	$(1,042,269)	$(1,072,505)	$(251,573)

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Deferred tax assets:
Federal and state net operating losses	$12,157,023	$9,635,607
Research credits	682,280	560,068
Non-deductible accrued expenses	1,751,356	1,507,414
Valuation allowance	(14,590,659)	(11,703,089)
Total deferred tax assets	—	—

Deferred tax liability:
Foreign intangibles	(695,239)	(1,734,854
Net deferred tax liabilities	$(695,239)	$(1,734,854

Reconciliation between the tax provision computed at the Federal statutory income tax rate of 35% and the Company’s actual effective income tax provision is as follows:

	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Computed at statutory rate	$(5,081,088)	$(4,608,321)	$(2,626,910)
Research & development credits	(122,213)	(72,543)	(42,451)
State income taxes	(258,206)	(272,498)	(288,261)
Stock compensation – ISO	684,894	434,917	393,175
Loss not benefited	3,724,634	3,429,234	2,177,312
Foreign tax	–	7,985	46,129
Other	9,710	8,721	4,531
Total	$(1,042,269)	$(1,072,505)	(251,573

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,933,106 and by $2,384,581 for the fiscal years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $31,815,000 which expire beginning after the year 2020. The Company also has California net operating loss carryforwards of approximately $22,983,235 which expire beginning after the year 2012. The Company also has federal and California research and development tax credits of $326,415 and $355,865. The federal research credits will begin to expire in the year 2021 and the California research credits have no expiration date. The Company also has California Manufacturer’s Investment Credit of $4,382 which begins to expire after the year 2012.

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

The following table summarizes the activity related to our unrecognized tax benefits:

2008
Balance at January 1, 2008	$194,775
Increase related to current year tax position	–
Increase related to tax positions of prior years	–
Balance at December 31, 2008	$194,775

A total of $194,190 of the unrecognized tax benefits would affect our effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2008, we have no accrued interest or penalties related to uncertain tax positions.  The tax years 2001-2007 remain open to examination by one or more of the major taxing jurisdictions to which we are subject.  The company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.

14.           Net Loss Per Share

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

    The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	December 31,	December 31,	December 31,
	2008	2007	2006
Numerator – Basic and diluted	$(13,902,105)	$(12,481,380)	$(7,503,479)

Denominator – basic and diluted
Weighted average common shares outstanding	79,144,479	71,422,184	50,443,688
Weighted average unvested common shares subject to repurchase	—	—	—

Total	79,144,479	71,722,184	50,443,688

Net loss per share – basic and diluted	$(0.18)	$(0.17)	$(0.15)

Antidilutive securities:
Common stock subscriptions	—	—	166,250
Common stock reserved for incentives associated with the acquisition of Netintact	—	—	5,462,758
Options	7,988,274	6,675,166	5,483,784
Warrants	4,302,414	7,714,407	8,901,344
Rights to purchase common stock	—	300,000	—

Total antidilutive securities	12,290,688	14,689,573	20,014,136

15.         Quarterly results of Operations (unaudited)

    Following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	March 31	June 30	Sept. 30	Dec. 31
	2008	2008	2008	2008
	All data in thousands except loss per common share

Revenue	$1,716	$2,615	$2,690	$4,504
Cost of Goods Sold	1,231	1,461	1,915	2,703
Product Margin	485	1,154	775	1,801
Operating expenses:
Research and development	662	1,026	809	841
Sales and marketing	2,024	2,345	2,094	2,400
General and administrative	1,525	1,971	1,897	1,604
Total expenses	4,211	5,342	4,800	4,845
Loss from operations	(3,726)	(4,188)	(4,025)	(3,044)
Interest and other income (expense)	3	(12)	12	35
Loss before Tax	(3,723)	(4,200)	(4,013)	(3,009)
(Provision) benefit from tax	240	283	260	260
Net loss	$(3,483)	$(3,917)	$(3,753)	$(2,749)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.05)	$(0.03)
Shares used in computing basic and diluted net loss per common share	76,118	77,120	79,018	84,267

	March 31	June 30	Sept. 30	Dec. 31
	2007	2007	2007	2007
	All data in thousands except loss per common share

Revenues	$1,985	$2,117	$1,646	$924
Cost of goods sold	911	1,162	1,074	1,233
Product margin	1,074	955	572	(309)
Operating expenses:
Research and development	842	691	770	848
Sales and marketing	1,462	1,825	1,954	2,583
General and administrative	885	1,327	1,267	1,444
Total expenses	3,189	3,843	3,991	4,875
Loss from operations	(2,115)	(2,888)	(3,419)	(5,184)
Interest and other income (expense)	16	14	28	(6)
Loss before Tax	(2,099)	(2,874)	(3,391)	(5,190)
(Provision) benefit from tax	240	265	301	267
Net loss	$(1,859)	$(2,609)	$(3,090)	$(4,923)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.04)	$(0.07)
Shares used in computing basic and diluted net loss per common share	68,378	68,905	73,090	75,223

	March 31	June 30	Sept. 30	Dec. 31
	2006	2006	2006	2006
Revenues	$22,332	$54,751	$420,859	$1,416,488
Cost of Goods Sold	80,596	169,984	292,896	779,558
Product Margin	(58,264)	(115,233)	127,963	636,930
Operating expenses:
Research and development	714,564	791,106	908,754	650,842
Sales and marketing	436,105	440,513	492891	1,195,936
General and administrative	495,112	600,226	597,093	1,031,211
Total expenses	1,645,781	1,831,845	1,998,738	2,877,989
Loss from operations	(1,704045)	(1,947,078)	(1,870,775)	(2,241,059)
Interest and other income (expense)	(2,718)	4,466	2,863	3,293
Loss before Tax	(1,706,763)	(1,942,612)	(1,867,912)	(2,237,766)
(Provision) benefit from tax	–	–	(12,397	263,970
Net loss	$(1,706,763)	$(1,942,612)	$(1,880,309)	$(1,973,796)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.03)
Shares used in computing basic and diluted net loss per common share	36,461,326	46,745,012	55,488,782	64,248,470
	(0.05)	(0.04)	(0.03)	(0.03)

16.         Segment Information and Revenue by Geographic Region

   The Company operates in one segment, using one measure of profitability to manage its business. Revenues for geographic regions are based upon the customer’s location. The following are summaries of revenue and long-lived assets by geographical region:

	Years Ended
	December 31,
	2008	2007	2006
Country
USA	$2,097,008	$2,218,408	$469,419
Latin America	449,244	180,560	82,203
Australia	964,126	694,534	195,252
Middle East	-	-	-
Asia	2,212,985	1,168,875	84,545
Europe	4,243,168	798,825	252,113
Scandinavia	1,557,423	1,611,339	830,898

Total	$11,523,954	$6,672,541	$1,914,430

	December 31,	December 31,
	2008	2007
Long-lived assets:
United States	$1,725,733	$1,310,911
Sweden	2,747,667	6,530,482
Australia	71,553	46,250
Total	$4,544,953	$7,887,643

Foreign sales as a percentage of revenues were 82%, 67% and 75% for the years ended December 31, 2008, 2007 and 2006 respectively.

At December 31, 2008, four customers represented 23%, 8%, 7% and 6% of total accounts receivable and four customers accounted for 16%, 10%, 6% and 6% of revenue. No other customer accounted for more than 5% of revenues or accounts receivable balance. At December 31, 2007, four customers represented 16%, 12%, 5% and 5% of total accounts receivable and three customers accounted for 15%, 11%, and 6% of revenue.  For the year ended December 31, 2006 two customers accounted for 46% and 15% of revenue. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Australia, Europe, Asia, Canada and the Middle East. Sales to customers outside the United States approximated 78% of net sales in 2008, 66% in 2007 and 75% of net sales in 2006. The Company performs ongoing credit evaluations of certain customers’ financial condition and, generally, requires no collateral from its customers. Although, Sweden and Australia are considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. The Company’s products are marketed throughout the world

17.       Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access. Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves. Level 3: Inputs are unobservable data points that are not corroborated by market data. At December 31, 2008, the Company did not hold any such financial assets.  Thus, the adoption of SFAS 157 did not have a material impact on the basis for measuring the fair value of these items.

18.       Subsequent events

Secured Line of Credit - On March 13, 2009, the Company entered into a Secured line of credit for working capital purposes with Peninsula Bank. The Line of Credit Agreement provides for maximum borrowings of $3 million through March 12, 2010. Borrowings will bear interest at the bank’s prime rate plus 3.5% but not less than 8%. The maximum amount that may be outstanding under this credit facility is $3,000,000. Under the terms of the Loan Agreement, the Company will pay Peninsula Bank $30,000 as a fee during the term of the line of credit agreement.

In February 2009, the Company repaid $250,000 of the notes payable.  This left an outstanding balance of $300,000.

Item 9.                  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in the reports that we file with the SEC.

Management’s Report on Internal Control over Financial Reporting

We prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and we are responsible for their accuracy. The financial statements necessarily include amounts that are based on our best estimates and judgments. In meeting our responsibility, we rely on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, under the supervison and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2008, Procera Networks maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PMB Helin Donovan LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, we made the following changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

1.	We added an experienced, Controller, who has an active CPA license, to our financial staff

2.	We augmented our full-time staff through the use of additional, highly-experienced consultants with extensive SEC reporting expertise in our industry.

Item 9B.              Other Information

On November 8, 2008, the Compensation Committer authorized a change in annual salary for our CEO, James Brear to $275,000 per year effective January 1, 2009.

On December 22, 2008, the Compensation Committee authorized the Chief Executive Officer to modify the salary structure of Paul Eovino, the incumbent interim Chief Financial Officer, to $190,000 per year.  This salary structure was retroactively instituted in 2009 to the January 1 effective date of Mr. Eovino’s change of duties.

On January 20, 2009, the Compensation Committee authorized a cash bonus of $65,000 to the Chief Executive Officer for the 5 months ended December 31, 2008 and $10,000 to the Chief Accounting Officer for the year ended December 31, 2008.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our Directors

The name, age, position(s), term and board committee membership for each member of our Board of Directors is set forth below as of February 27, 2009:

Name	Age	Position(s)	Director Since
Scott McClendon (1*, 2)	69	Chairman of the Board and Director	2004
James F. Brear	43	President, Chief Executive Officer and Director	2008
Staffan Hillberg (2, 3)	44	Director	2007
Mary Losty (1, 3*)	49	Director	2007
Thomas Saponas (1, 2*)	59	Director	2004
Todd Abbott (3)	49	Director	2008

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors.

*	Committee Chairperson

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

 Scott McClendon has served as a member of our Board of Directors since March 2004 and as Chairman of the Board since November 2007. He is currently a member of the Audit and Compensation Committees. Mr. McClendon has been the Chairman of the Board for Overland Storage (NASDAQ: OVRL) since March 2001. He also served as Overland's interim CEO from November 2006 to August 2007 and its President and CEO from October 1991 to March 2001, and was an officer and employee until June 2001. Prior to his tenure with Overland, he was employed by Hewlett Packard Company, a global manufacturer of computing, communications and measurement products and services, for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the General Manager of the San Diego Technical Graphics Division and Site Manager of Hewlett Packard in San Diego, California. Mr. McClendon is a director of SpaceDev, Inc., an aerospace development company. Mr. McClendon has a BSEE and MSEE from Stanford University.

James F. Brear joined us as our President, Chief Executive Officer and a member of our Board of Directors in February 2008. Mr. Brear is an industry veteran with more than 18 years of experience in the networking industry, most recently as Vice President of Worldwide Sales and Support for Bivio Networks, a maker of deep packet inspection platform technology, from July 2006 to January 2008. From September 2004 to July 2006 Mr. Brear was Vice President of Worldwide Sales for Tasman Networks, acquired by Nortel, a maker of converged WAN solutions for enterprise branch offices and service providers for managed WAN services. From April 2004 to July 2004, Mr. Brear served as Vice President of Sales at Foundry Networks, a provider of switching, routing, security, and application traffic management solutions. Earlier in his career, Mr. Brear was the Vice President of Worldwide Sales for Force10 Networks from March 2002 to April 2004, during which time the company grew from a pre-revenue start-up to the industry leader in switch routers for high performance Gigabit and 10 Gigabit Ethernet. In addition, he spent five years with Cisco Systems from July 1997 to March 2002 where he held senior management positions in Europe and North America with responsibility for delivering more than $750 million in annual revenues selling into the world's largest service providers. Previously, Mr. Brear held a variety of sales management positions at both IBM and Sprint Communications. He holds a Bachelor of Arts degree from the University of California at Berkeley.

Staffan Hillberg has served as a member of our Board of Directors since January 2007 and is currently a member of our Nominating and Compensation committees. Since September 2004, Mr. Hillberg has served as Managing Partner of MVI Group, one of the largest and oldest business angel networks in Europe with over 175 million Euros invested in 75 companies internationally. While at MVI he has overseen a number of successful exits, among them two IPO's in 2006 on the AIM exchange in London as well as an IPO on the Swiss Stock Exchange. From October 2003 to September 2004 he held the position of Managing CEO of Scandinavian Financial Management AB, a private equity group based in Sweden. Prior to Scandinavian Financial Management, he ran a local venture capital company from June 2000 to July 2003, as well as co-founded and was the CEO of the computer security company AppGate from August 1998 to June 2000, with operations in Europe and the USA, raising $20 million from ABN Amro, Deutsche Telecom and GE Equity. Before this he was responsible for the online activities of the Bonnier Group, the largest media group in Scandinavia, spearheading their Internet activities and heading up their sponsorship of MIT Media Lab. Earlier he was the QuickTime Product Manager at Apple in Cupertino and before this, Multimedia Evangelist with Apple Computer Europe in Paris, France. He has extensive experience as an investor and business angel having been involved in the listing of two companies in Sweden, Mirror Image and Digital Illusions, where the latter was acquired by Electronic Arts. Mr. Hillberg attended the M.Sc. program at Chalmers University of Technology in Sweden and has an MBA from INSEAD in France. Mr. Hillberg is currently the individual selected by certain former Netintact stockholders as their designated nominee to our Board who shall receive the support of former Netintact stockholders and certain key holders of our common stock pursuant to a voting agreement entered in August 18, 2006 among us, the former Netintact stockholders and certain key holders of our common stock.

Mary Losty has served as a member of our Board of Directors since March 2007. She is currently a member of the Audit and Nominating committees. Ms. Losty is currently the General Partner at Cornwall Asset Management, LLC, a portfolio management firm, where she is responsible for the firm's investment in numerous companies. Ms. Losty's prior experience includes working as a portfolio manager at Duggan & Associates and as an equity research analyst at M. Kimelman & Company. Prior to that she worked as an investment banker at Morgan Stanley and Co., and for several years prior to that she was the top aide to James R. Schlesinger, a five-time U.S. cabinet secretary. Ms. Losty received both her B.S. and Juris Doctorate degrees from Georgetown University, the latter with magna cum laude distinction. She is a member of the American Bar Association and a commissioner for Cambridge, Maryland's Planning and Zoning Commission. Ms. Losty also sits on the Board of Directors of the American Board of the United Nations University for Peace, an institution which enjoys the exclusive status of being sanctioned by all 192 member states of the United Nations.

Thomas Saponas has served as a member of our Board of Directors since April 2004 and is currently a member of the Audit and Compensation committees. Mr. Saponas served as the Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. (NYSE: A) from August 1999 until he retired in October 2003. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard's Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard. Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C. Mr. Saponas has a BSEE/CS (Electrical Engineering and Computer Science) and an MSEE from the University of Colorado. Mr. Saponas is a director of nGimat, a nanotechnology company, a director of Time Domain, an ultra wideband communications company, and a director of Keithley Instruments (NYSE: KEI), an electronic instruments company.

Todd Abbott has served as a member of our Board of Directors since May 2008 and is currently a member of the Nominating committee. He is currently SVP of Sales and President of Field Operations for Avaya Inc., a role he took on in May 2008. Prior to that, from January 2007 to May 2008, he served as EVP of Worldwide Sales, Marketing and Customer Service at Seagate Technology, where he led three units of its hard drive business. From November 2002 to January 2007, Mr. Abbott was SVP of Worldwide Sales at Symbol Technologies, a provider of enterprise mobility solutions. Previously, from August 1994 to October 2002, he held various senior management positions at Cisco, his last position there as EMEA Group VP of Service Provider Sales. He also led sales teams in APAC, where he significantly helped build the business year-over-year, and directed a team of 800 when overseeing EMEA. Mr. Abbott has a BS in finance and marketing from Northeastern University.

Our Executive Officers and Significant Employees

Set forth below are the name, age, position(s), and a brief account of the business experience of each of our executive officers and significant employees as of February 27, 2009:

Name	Age	Position(s)	Officer Since
James F. Brear	43	President and Chief Executive Officer (Principal Executive Officer)	2008
Paul Eovino	60	Interim Chief Financial Officer and Vice President of Finance (Principal Accounting Officer)	2006
Alexander Hävang	30	Chief Technical Officer
David Green	42	Vice President — Sales-Europe, Middle East, Africa (EMEA)
Jon Lindén	34	Vice President — Marketing
David Ahee	42	Vice President—Sales-Americas

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

The brief account of the business experience of Mr. Brear is set forth above in “Our Directors” in this Item 10.

Paul Eovino has over 30 years experience in executive and managerial financial positions in companies ranging in size from startup to over $2 billion in annual sales. Mr. Eovino joined Procera Networks in October 2006 in a part time role and became our full time Vice President–Finance and Corporate Controller in March 2007.  In January 2009, Mr. Eovino became our interim Chief Financial Officer.  From February 2004 to January 2007, Mr. Eovino held the dual positions of CFO for Expresso Fitness, a virtual reality exercise bicycle manufacturer, and Synfora, an EDA Software developer.  From December 2000 to January 2004, Mr. Eovino was the Corporate Controller for Bandwidth9, a MEMS manufacturer of tunable lasers for the fiber optic market. Mr. Eovino's early career included over 15 years experience in various international financial management positions with NCR, GenRad, and BICC-Boschert as well as 8 years with Greyhawk Systems. Mr. Eovino graduated from Rider University with a degree in Accounting and Financial Management.

Alexander Haväng has been our CTO since August 2006 and was a founding owner of Netintact, a wholly owned subsidiary of Procera since August 2000. Mr. Haväng is responsible for our strategic technology direction. Mr. Haväng is widely known and a respected authority in the open source community, and is the lead architect for our industry-recognized, deep packet inspection-based network traffic and service management solution, PacketLogic. Earlier in his career, Haväng was one of the chief architects for the open source streaming server software Icecast, along with the secure file transfer protocol GSTP. He spent the early part of his career at IDA systems, an IT solution provider for the Swedish government, along with a stint in the Swedish military. Mr. Haväng studied computer science at the Linköping University in Sweden.

David Green has developed extensive industry knowledge and relationships with Tier 1 telco broadband providers, wireless providers, ISPs and channel partners. Prior to joining Procera in March 2008, he was most recently general manager–EMEA for Ellacoya, now Arbor Networks, from August 2004 to March 2008, a maker of deep packet inspection technology. Previously from November 1996 to July 2004, he held sales and management positions for the cable and service-provider segment for Cisco Systems and earlier in his career he held sales and management positions for 3Com from 1995 to 1996 and for Cabletron Systems from 1992 to 1995.

Jon Lindén joined Netintact, which was later acquired by Procera, in 2001 and has been our Vice President of Product Management since January 2008. Mr. Lindén is responsible for our overall global product strategy and execution. He has a background in sales and business development with extensive experience in managing networking products throughout their lifecycle. Prior to joining Netintact, Mr. Lindén was the CEO of the venture-funded company TheSchoolbook.com from 1999 to 2001, and headed-up sales and marketing at a content management software company from 1998 to 1999. Early in his career, he was project manager at the Swedish Trade Council in Chicago from 1997 to 1998.

David Ahee brings nearly 20 years of sales and sales management experience in working with mobile, fixed, and cable operators worldwide, as well as large enterprises and OEMs/channels on a global basis. David joined Procera from Aylus Networks where he served as Vice President of Worldwide Sales. Previously, David served as Vice President of Worldwide Sales and Business Development at Auspice prior to their acquisition by Arris. David also ran Sales at ThinkEngine Networks where he played a key role in the acquisition of the company by Cognitronics. David has also served as Vice President of Worldwide Sales at Nexsi Systems, and as Vice President of North American Sales for Unisphere Networks (now part of Juniper Networks), where he grew revenues from zero to $60 million. Earlier, David was with Ascend Communications, Newbridge Networks, and ROLM. David holds a BS in Marketing with high honors from Wayne State University.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated by the Securities and Exchange Commission, or SEC, our directors, executive officers and beneficial owners of more than ten percent of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that for fiscal year 2008 and previous fiscal years, (i) Form 4 reports covering an aggregate of 19 transactions, were not filed timely by Todd Abbott (1), James Brear (1), Staffan Hillberg (3), Mary Losty (4), Scott McClendon (5), Sven Nowicki (1) and Thomas Saponas (4) and, (ii) Form 3 reports covering an aggregate of 2 transactions were not filed timely by each of Todd Abbott and James Brear.

Corporate Governance

The Company has adopted corporate governance guidelines including a Code of Business Conduct and Ethics, and charters for its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The text of these materials is posted on our website (www.proceranetworks.com) in connection with “Investors” materials; however, information found on our website is not incorporated by reference into this report. In addition, copies of these materials can be requested by any stockholder and will be provided free of charge by writing to: Corporate Secretary, Procera Networks, Inc., 100 Cooper Court, Los Gatos, California 95032.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.  The Code of Business Conduct and Ethics adopted by the company is available to stockholders on our website (http://www.proceranetworks.com/documents/investors/code-of-conduct-and-ethics.pdf).

Nominating and Corporate Governance Committee

The Nominating Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as our directors (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance principles for us. The Nominating Committee is composed of three directors: Messrs. Hillberg and Abbott and Ms. Losty. All members of the Nominating Committee are independent (as independence is currently defined in Section 121A(2) of the AMEX listing standards). The Nominating Committee has adopted a written charter that is available to stockholders on our website (http://www.proceranetworks.com/documents/investors/nominating-committee.pdf)

The Nominating Committee believes that candidates for Director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the Nominating Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In the case of incumbent Directors whose terms of office are set to expire, the Nominating Committee reviews these Directors' overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the Directors' independence. In the case of new Director candidates, the Nominating Committee also determines whether the nominee is independent for AMEX purposes, which determination is based upon applicable AMEX listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating Committee meets to discuss and consider the candidates' qualifications and then selects a nominee for recommendation to the Board by majority vote.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee our corporate accounting and financial reporting processes and audits of our financial statements.  For this purpose, the Audit Committee performs several functions. The Audit Committee reviews, acts on and reports to the Board of Directors regarding various auditing and accounting matters, including the selection of our independent auditors, the monitoring of the rotation of the partners of the independent auditors, the review of our financial statements, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The Audit Committee is composed of three directors: Messrs. Saponas and McClendon and Ms. Losty. The Audit Committee has adopted a written charter that is available to stockholders on our website at http://www.proceranetworks.com/documents/investors/audit-committee-charter.pdf. The Board of Directors annually reviews the NYSE Altrnext U.S Company Guide definition of independence for Audit Committee members and financial sophistication criteria. The Board of Directors has determined that all members of our Audit Committee are independent (as independence is currently defined in Section 803A of the Company Guide) and that at least one member of the Audit Committee qualifies as financially sophisticated (as financially sophisticated is defined by Section 803B(2)(a)(iii) of the Company Guide).

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

Compensation Committee

The Compensation Committee of the Board of Directors acts on behalf of the Board to review, recommend for adoption and oversee our compensation strategy, policies, plans and programs, including:

•determining the salaries and incentive compensation of our officers and providing recommendations for the salaries and incentive compensation of our other employees; and

•administering our stock option plan.

The Compensation Committee has adopted a written charter that is available to stockholders on our website at http://www.proceranetworks.com/documents/investors/compensation-committee.pdf.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee is expected to meet at least 2 times annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the CEO. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant's reasonable fees and other retention terms.

Under our charter, the Compensation Committee may form, and delegate authority to, subcommittees, as appropriate.   There are currently no subcommittees formed.

Historically, the Compensation Committee has made most significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee's process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels, and recommendations of the Compensation Committee's compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant. The Compensation Committee reviews, discusses and assesses its own performance at least annually. The Compensation Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to the Board of Directors for its consideration.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The goal of our executive compensation program is to provide a structure of incentives and rewards that will drive behavior and performance in a way that builds long term value for our stockholders.  In support of this goal we have implemented compensation and benefit programs that are designed to:

•	Reward performance;

•	Align the interests of management and stockholders;

•	Enable the recruitment and retention of high quality executives; and

•	Provide fair and reasonable levels of compensation.

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

Compensation Process

The Compensation Committee of the Board of Directors operates under a board-approved charter.  This charter specifies the principal responsibilities of the committee as follows: (i) to review and approve the overall compensation strategy (including performance goals, compensation plans, programs and policies, employment and similar agreements with executive officers); (ii) to determine the compensation and terms of employment of the chief executive officer and the other executive officers; (iii) to administer and to recommend adoption, change or termination of plans, including option plans, bonus plans, deferred compensation plans, pension plans and (iv) to establish appropriate insurance for the directors and officers.  The committee consists of three directors, each of whom satisfies the independence requirements of the NYSE Alternext U.S. Company Guide as well as applicable SEC and IRS regulations.

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

Our Compensation Committee considers relevant market data in setting the compensation for our executive Officers.  During 2008 the Compensation Committee selected Radford Surveys and Consulting to provide competitive data for establishing officer and director compensation.  Radford was selected because of their experience and number of companies surveyed.  They also showed considerable experience with Silicon Valley high technology companies.  A broad survey was used of companies with similar revenue, headcount and market capitalization.  Specific comparable companies were not used as the resources required for selecting and conducting a narrow survey were not justified by the total compensation budget and stage of development of the company.

Compensation Elements

General – Our executive compensation program is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, to retain those individuals who continue to perform at or above the levels that we expect and to closely align the compensation of those individuals with the performance of our company on both a short-term and long-term basis. To that end, we have implemented specific compensation elements to address our objectives including base salary, equity participation, benefits and a cash bonus plan.  These elements combine short term and longer term incentives and rewards in meeting our executive compensation goals.

We view the components of compensation as related but distinct. Although our compensation committee reviews total compensation of our executive officers, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, overall company performance and other considerations we deem relevant. Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. However, the compensation committee's philosophy is to make a substantial percentage of an employee's compensation performance-based and to keep cash compensation to a nominally competitive level while providing the opportunity to be well rewarded through equity if the company performs well over time. We also believe that for technology companies stock-based compensation is a primary motivator in attracting employees.

Base Salary – In determining base salaries for our executive officers, we benchmark each of our executive positions using data compiled by the Radford Surveys and Consulting.   The specific report used was the Radford Intro Program, which included 184 technology companies with revenues estimated to be below $100 million for 2008.  This survey was further subdivided into categories of companies, with revenues expected to be under $10 million, $10 - $39.9 million and over $40 million. The companies in these subgroups were not identified by name.  After consideration of all data, our compensation committee elected to target compensation at the $10 - $39.9 million subgroup as our targeted revenue run rate at the end of 2008 was expected to be in that range. The $10 - $39.9 million category was further broken down into six percentile subgroups representing the average salary within a given percentile.  These companies were also not identified by name.  Since our expected revenue target was at the low range of the subgroup, the compensation targets were defined by comparison to survey respondents between the 25th and 50th percentile.  We obtained detailed compensation data for executive positions similar to the positions at our company for this revenue subgroup percentile.  The compensation elements developed by this comparison method included targeted basic salary, incentive bonus and equity components for the calendar year 2008.

Cash Bonus – While we believe that the provision of short-term cash incentives is important to aligning the interests of executive officers and stockholders, and to the rewarding of performance, we also take into account the overall financial situation of the company.   Since the survey process occurred during 2008, a bonus program with specific measures for 2008 was not implemented.  The cash bonuses for 2008 were all entirely discretionary awards recommended by the Compensation Committee based on the committee’s assessment of executive officers’ performance and accomplishments during the year with input from the Chief Executive Officer and were not based on pre-determined or specific corporate or individual performance targets.  The primary achievements, as considered by the Compensation Committee in awarding the discretionary bonuses, were our progress on market development and organization.  The committee has recommended target cash bonus incentives for 2009 based on the survey conducted in 2008.   For 2008, all executive officers are each eligible for a total target bonus of up to 80% of base salary.

Equity Incentive – We utilize stock options as the primary method of equity participation for our executive officers. Equity awards are made for reward and recognition of long term contribution to the stockholders.  We determine option grants by reference to our own capitalization structure, the Radford Surveys and to internally generated benchmarks that we have established to determine appropriate levels of stock option grants for our employees.  Because of the long term nature of this incentive, the awards were evaluated over a multiyear period.  The committee determined that all of the officers had appropriate cumulative equity awards

 Benefits – We provide a competitive range of health and other benefit programs to our executive officers.  These are provided on the same basis to executive officers and all employees.  These include health and dental insurance, life and disability insurance, and a 401(k) plan.

Relocation – When necessary and appropriate, upon the hire of new executives, we may pay additional amounts in reimbursement of relocation costs and/or as additional compensation to assist with the high cost of housing in the San Francisco Bay Area.  In 2008, no executives were relocated.

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

Compensation of the Named Executive Officers in 2008

The table below summarizes the total compensation paid or earned by each of our executive officers including our Chief Executive Officer and Chief Financial Officer and each of our three other most highly compensated executive officers for the fiscal year ended December 31, 2008), and one additional individual that served as an executive officer during the fiscal year ended December 31, 2008 but was no longer serving at December 31, 2008.  We refer to each of such persons as a “named executive officer.”

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation		Total

James Brear	2008	$217,273	(2)	$125,000	–	–	–		$342,273
Chief Executive Officer	2007	–		–	–	–	–		–
	2006	–		–	–	–	–		–

Thomas H. Williams, (3)	2008	$202,917		–	–	$270,609	$48,613	(4)	$473,526
Chief Financial Officer, Secretary	2007	181,458		$25,000	–	177,120	–		383,578
and Director	2006	126,154	(5)	–	–	95,407	–		221,561

David Stepner,	2008	$120,914	(6)	–	–	$152,956	–		$273,870
Retired Chief Operating Officer	2007	98,333	(7)	–	$304,893	96,223	–		499,449
	2006	–		–	–	–	–		–

Paul Eovino,	2008	$150,000		$10,000	–	$162,533	–		$322,533
Vice President–Finance and	2007	138,588		15,000	–	162,089	–		315,677
Corporate Controller	2006	15,000	(8)	–	–	27,533	–		42,533

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(2)	For the partial year February 6, 2008 through December 31, 2008.

(3)	Retired December 31, 2008.

(4)	Mr. Williams received a one year extension on the term of a warrant in March 2008

(5)	For the partial year March 20, 2006 through December 31, 2006.

(6)	For the partial year January 1, 2008 through October 1, 2008.

7)	For the partial year May 7, 2007 through December 31, 2007.

(8)	For the partial year October 1, 2006 through December 31, 2006 as a part time employee.

 Fiscal 2008 Grant of Plan-Based Awards

   The following table contains information regarding options granted during the fiscal year ended December 31, 2008 to the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards (1)
James Brear	02/09/08	2,250,000	—	$1.41	$2,241,450
___________

(1)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under SFAS 123R.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grant of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment, Severance, Separation and Change of Control Agreements

We have entered into the following employment arrangements with each of the named executive officers reflected in the Summary Compensation Table.

James F. Brear.   On February 11, 2008, the Company entered into an executive employment agreement with James F. Brear, as Chief Executive Officer, President and a member of the Company’s Board of Directors.  Pursuant to this agreement, Mr. Brear will receive an annual base salary of $240,000, subject to annual review and increases at the discretion of the Board of Directors.  Mr. Brear will receive an initial bonus of 50% of his annual base salary after his first six months of employment with the Company provided he remains an active employee through that time.  In addition, Mr. Brear  is eligible for an annual discretionary performance bonus equal to 80% of his annual base salary as determined by the Board of Directors; provided, however, that for calendar year 2008, the annual bonus was  prorated over the time between the end of the first six months of Mr. Brear’s employment and the end of calendar year 2008.

The Company also granted Mr. Brear an option to purchase 2,250,000 shares of the Company’s common stock, at an exercise price of $1.41, which will vest over four years, with 25% of the shares vesting on the one year anniversary of Mr. Brear’s first day of employment with the Company and the remaining shares vesting in 36 equal monthly installments thereafter.

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

Thomas H. Williams  On December 31, 2008, Mr. Williams retired as Procera’s Chief Financial Officer, Secretary and Treasurer.  Procera entered into a separation agreement pursuant to which Mr. Williams may consult for the Company after December 31, 2008 at an hourly rate of $150; 50 percent of Mr. Williams’ remaining unvested stock options on December 31, 2008 will vest immediately and his vested options may be exercised through December 31, 2010.

David Stepner On October 1, 2008 Dr. Stepner resigned as Procera’s Chief Operating Officer.  In connection with Dr. Stepner’s separation, on September 12, 2008 Procera entered into a separation and consulting agreement with Dr. Stepner.   Under the agreement, Dr. Stepner will provide consulting services to Procera on an as-needed basis, up to a maximum of 50 hours per month at a rate of $100 per hour, through until December 31, 2008.  In addition, pursuant to the separation and consulting agreement and the May 21, 2007 employment agreement between Procera and Dr. Stepner, the remaining 150,000 unvested shares of restricted stock previously awarded to Dr. Stepner will continue to vest during the consulting period, with such shares vesting in full on October 21, 2008.

Paul Eovino In October 2006, the Company entered into a letter agreement with Paul Eovino employing him as Vice President of Finance and Corporate Controller.  The agreement provides for a base salary of $150,000 per annum on a full time basis.  Mr. Eovino worked on a part time basis at a rate of 60% of full time for the period October 1, 2006 through February 28, 2007 and became a full time employee on March 1, 2007.   Mr. Eovino was also granted an option to purchase 500,000 shares of common stock; 250,000 of these shares commenced vesting in October 2006 and the remaining 250,000 commenced vesting in March 2007.  Mr. Eovino is eligible to participate in any executive bonus program adopted by the Company’s board of directors.  There are no severance provisions.  If the Company terminates Mr. Eovino’s employment without cause or if Mr. Eovino terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Eovino prior to his termination will immediately become fully vested

Potential payouts upon termination or Change of Control  Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at the end of our fiscal year ending December 31, 2008 as set forth above, the Company has no liabilities under termination or change of control conditions.  We do not have a formal policy to determine executive severance benefits.  Each executive severance arrangement is negotiated on an individual basis.

Under the terms of option agreements with our named executive officers, the value of equity award acceleration, in the event of a change of control of Procera, as of December 31, 2008, is valued at $489,574 for Mr. Brear, $162,533 for Paul Eovino and $270,609 for Thomas H. Williams.   The amounts computed by person assume the termination was effective as of December 31, 2008 and that all eligibility requirements under the equity award agreement were met.  The values represent the portion of the stock option that is assumed to be accelerated, calculated using a Black-Scholes option valuation method without taking into effect estimated forfeiture.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Name		(#) Exercisable	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Brear	(1)	—	2,250,000	1.41	02/11/2018	—	—

Thomas H. Williams	(2)	10,000	—	1.86	04/12/2009	—	—
	(3)	75,000	—	1.42	06/13/2009	—	—
	(4)	16,000	—	1.67	04/19/2015	—	—
	(5)	16,000	—	3.35	03/08/2014	—	—
	(6)	379,687	—	0.69	12/31/2010	—	—
	(7)	666,666	—	0.52	12/31/2010	—	—

Paul Eovino	(8)	135,417	114,583	1.52	10/29/2016	—	—
	(9)	109,375	140,625	1.52	10/29/2016	—	—

David Stepner	—	—	—	—	—	—	—

(1)	The option vests as to ¼ of the shares on the first anniversary of the vesting commencement date of February 12, 2008 and 1/48 per month thereafter until fully vested.

(2)	The warrant vests 100% on the date of grant of April 13, 2005. A one year extension of the expiration date was approved by the BOD on March 19, 2008.

(3)	The warrant vests as to 1/2 of the shares on October 14, 2005 and 1/2 on February 28, 2006. A one year extension of the expiration date was approved by the Board of Directors on March 19, 2008.

(4)	The option vests as to 1/4 of the shares on March 31, 2005 and 1/4 quarterly thereafter until fully vested.

(5)	The option vests as to 1/4 of the shares on March 31, 2004 and 1/4 quarterly thereafter until fully vested.

(6)
The option vests as to 1/4 of the shares on the first anniversary of the date of hire of March 20, 2006 and 1/48 per month thereafter until fully vested.  On November 11, 2008 the Board of Directors granted the acceleration of 1/2 of the unvested options as of December 31, 2008 and cancelled the remaining unvested options.

(7)
The option vests as to 1/3 of the shares on the date of grant of August 11. 2006 and 1/36th per month thereafter until fully vested.  On November 11, 2008 the Board of Directors granted the acceleration of 1/2 of the unvested options as of December 31, 2008 and cancelled the remaining unvested options.

(8)	The option vests as to 1/4 of the shares on the first anniversary of the date of hire of October 30, 2006 and 1/48 per month thereafter until fully vested.

(9)	The option vests as to 1/4 of the shares on the first anniversary of the date of full time employment of March 1, 2007 and 1/48 per month thereafter until fully vested.

2008 Option Exercises

There were no options exercised by any named executive officer during the fiscal year ended December 31, 2008. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended December 31, 2008, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

Nonqualified Deferred Compensation

We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Components of Director Compensation

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

Directors who are also Procera’s employees receive no additional compensation for serving on the Board during 2008.  Beginning in fiscal year 2008, each of our non-employee directors receives an annual retainer of $10,000.  The chair of each of the Audit, Compensation and Nominating/Governance Committees receive an additional annual retainer of $5,000, $2,500 and $2,500, respectively.  In addition, the Compensation Committee approved an additional annual retainer of $10,000 for our Chairman of the Board.  All annual cash compensation amounts are earned on a quarterly basis.  Each director also receives $1,000 for attending each Board of Directors or Committee meeting in person or $500 for attending telephonically.  Each non-employee director may make the annual election to forego the cash compensation payable to non-employee directors and to instead receive an additional option grant, equivalent in value to such cash compensation. Each of our non-employee directors also receives a grant of option to purchase 3,750 shares of our common stock each quarter at the fair market value on the first day of each quarter.

Procera also reimbursed non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

The compensation plan for 2009 has no changes from the 2008 plan.  In 2009, all current non-employee Directors have elected to forego all cash compensation amounts in-lieu of equivalent option grants.

Pension Plans

           We do not currently maintain any pension plans.

During 2008, we granted options to purchase an aggregate of 128,418 shares of common stock to our non-employee directors at a weighted average exercise price per share of $1.20.  As of February 27, 2009, no options have been exercised to purchase any shares issued to Directors as compensation.

The following table provides information regarding compensation of non-employee directors who served during the fiscal year ended December 31, 2008.

Director Compensation Fiscal Year 2008

Name	Fees Earned or Paid in Cash	Option Awards (1) (2)	All Other Compensation	Total

Thomas Saponas	$—	$52,766	$—	$52,766
Scott McClendon	39,500	28,392	—	67,892
Mary Losty	25,500	23,767	—	49,267
Staffan Hillberg (3)	—	45,142	9,000	54,142
Todd Abbott (4)	—	22,476	—	22,476

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123R.  This expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term and accordingly may include a portion of 2007 options granted in previous years that vest in 2008.  Assumptions used in the calculation of these amounts are included herein in the notes to our audited financial statements for the fiscal year ended December 31, 2008.

(2)	The following options were outstanding as of December 31, 2008; Mr. Saponas 162,217 shares; Mr. McClendon 134,000 shares; Ms. Losty 65,000 shares; Mr. Hillberg 88,720 shares; Mr. Abbott 16,481 shares.

(3)	As the Chairman of the Board of the company’s wholly owned Swedish subsidiary, Mr. Hillberg receives $9,000 in annual compensation.

(4)	Mr. Abbott joined the Board of Directors in May 2008.

Compensation Committee Interlocks and Insider Participation

Tom Saponas, Scott McClendon and Staffan Hillberg served as members of the Compensation Committee of our Board of Directors in fiscal 2008.  None of the aforementioned individuals was, during fiscal 2008, an officer or employee of Procera, was formerly an officer of Procera or had any relationship requiring disclosure by Procera under Item 404 of regulation S-K.  No interlocking relationship exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and included in this Item 11. Based on these reviews and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

Thomas Saponas (Chair)

Scott McClendon

Staffan Hillberg

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth information regarding ownership of our common stock as of February 27, 2009 (or such other date as provided below) by (a) each person or beneficial ownership group known to us to own more than 5% of the outstanding shares of our common stock, (b) each director of the Company, (c) our chief executive officer, our chief financial officer and each other executive officer named in the compensation tables appearing in Item 11 above and (d) all directors and executive officers as a group. Each stockholder’s percentage ownership is based on 84,498,491 shares of our common stock outstanding as of February 27, 2009.  Options and warrants to purchase shares of the common stock that are exercisable within 60 days of February 27, 2009 are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.  The information in this table is based on statements in filings with the SEC, or other reliable information.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Principal Stockholders
None	—	—

Directors and Executive Officers
James F. Brear (3)	656,250	*
Thomas H. Williams (4)	1,209,553	1.4%
David Stepner (5)	300,000	*
Paul Eovino (6)	296,875	*
Scott McClendon (7)	246,984	*
Tom Saponas (8)	1,142,985	*
Mary Losty (9)	1,879,236	2.2%
Staffan Hillberg (10)	101,175	*
Todd Abbott (11)	27,354	*
All directors and executive officers as a group (8 persons)	5,833,058	6.7%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is care of Procera Networks, Inc, 100 Cooper Court, Los Gatos, CA 95032.

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

(3)	Includes incentive stock options to acquire 2,250,000 shares of our common stock, which may be exercised within 60 days of February 27, 2009.

(4)
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

(5)	Includes a common stock grant of 300,000 shares of our common stock.

(6)	Includes incentive stock options to acquire 500,000 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009.

(7)
Includes non-qualified stock options to acquire 155,556 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009 and 91,428 shares of common stock purchased in open market transactions.

(8)
Includes 854,700 shares of common stock acquired in our August 2008 private placement, non-qualified stock options to acquire 179,618 shares of our common stock which may be exercised, in whole or in part, within 60 days of February 27, 2009, and 108,667 shares of common stock purchased in open market transactions.

(9)
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

Equity Compensation Plan Information

At December 31, 2008, we had three equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2003 Stock Option Plan, the Amended 2004 Stock Option Plan and the 2007 Equity Incentive Plan.  These plans have been approved by our stockholders.    From time to time we issue special stock options to employees, directors and service providers, inducement grants and warrants to purchase common shares, which have not been approved by stockholders. The following table sets forth information as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity compensation plans approved by stockholders	7,988,274	(1)	$0.91	3,558,448	(2)

Equity compensation plans not approved by stockholders(3) (4)	5,589,366		$1.13	—

Total:	13,577,640		$1.00	714,357

(1)	Includes unexercised options issued pursuant to our 2007 Equity Incentive Plan.

(2)	Includes unissued options available pursuant to our 2007 Equity Incentive Plan.

(3)
Includes (i) 151,268 shares subject to a warrant granted on December 20, 2002 to a financial advisor for consulting services rendered with an exercise price of $0.01 and an expiration date of June 19, 2009.

(ii)	100,000 shares subject to a warrant granted on February 23, 2005 to an individual for sales services rendered with an exercise price of $1.78 and an expiration date of February 23, 2010.

(iii)	10,000 shares subject to a warrant granted on April 13, 2005 to an individual for financing services rendered with an exercise price of $1.86 and an expiration date of April 13, 2009.

(iv)	75,000 shares subject to a warrant granted on June 14, 2005 to an individual for financing services rendered with an exercise price of $1.42 and an expiration date of June 14, 2009.

(v)
1,038,875 shares subject to a warrant granted on February 28, 2006 to a group of placement agents for fees associated with our February 2006 private placement financing with an exercise price of $0.40 and an expiration date of November 30, 2011.

(vi)	360,000 shares subject to a warrant granted on August 2, 2006 to an individual for investor relations services rendered with an exercise price of $1.40 and an expiration date of August 2, 2009.

(vii)
1,380,000 shares subject to a warrant granted on November 30, 2006 to a group of placement agents for fees associated with our November 2006 private placement financing with an exercise price of $1.50 and an expiration date of November 30, 2011.

(viii)	15,000 shares subject to a warrant granted on January 24, 2007 to an individual for recruitment services rendered with an exercise price of $2.14 and an expiration date of January 23, 2010.

(ix)	100,000 shares subject to a warrant granted on January 24, 2007 to an individual for sales services rendered with an exercise price of $2.14 and an expiration date of January 23, 2010.

(x)
199,988 shares subject to a warrant granted on July 16, 2007 to a group of placement agents for fees associated with our July 2007 private placement financing with an exercise price of $2.00 and an expiration date of July 17, 2012.

(xi)
70,000 shares subject to a warrant granted on July 31, 2007 to an individual for institutional investor relations services rendered with an exercise price of $1.12 and an expiration date of July 31, 2010.

(xii)	50,000 shares subject to a warrant granted on May 13, 2008 to an individual for marketing services rendered with an exercise price of $0.83 and an expiration date of June 30, 2009

(xiii)	40,000 shares subject to a warrant granted on May 13, 2008 to an individual for marketing services rendered with an exercise price of $2.00 and an expiration date of June 30, 2009

(xiv)	100,000 shares subject to a warrant granted on June 30, 2008 to an individual for development services rendered with an exercise price of $0.49 and an expiration date of September 17, 2009

(xv)	65,000 shares subject to a warrant granted on June 30, 2008 to an individual for development services rendered with an exercise price of $0.49 and an expiration date of August 15, 2009

(xvi)
17,759 shares subject to a warrant granted on September 16, 2008 to a group of placement agents for fees associated with our August 2008 private placement financing with an exercise price of $1.75 and an expiration date of September 15, 2011.

(4)	Includes (i) 72,727 common shares granted on January 24, 2007 for financing services rendered with a fair market value of $1.65 per share.

(ii)	165,000 common shares granted on February 8, 2005 for investor relations services to be provided with a fair market value of $0.51 per share.

(iii)	825,000 common shares granted on November 30, 2005 for investor relations services to be provided with a fair market value of $0.70 per share

(iv)	247,500 common shares granted on May 2, 2007 for investor relations services to be provided with a fair market value of $2.47 per share.

(v)	11,000 common shares granted on October 11, 2004 for sales services rendered with a fair market value of $0.92.

(vi)	9,741 common shares granted on December 11, 2007 for executive recruiting services rendered with a fair market value of $3.08 per share.

(vii)	17,850 common shares granted on March 12, 2008 for executive recruiting services rendered with a fair market value of $1.40 per share.

(viii)	490,000 common shares granted on June 27, 2008 for investor relations services to be provided with a fair market value of $1.40 per share.

(ix)	17,241 common shares granted on March 21, 2008 for financing services rendered with a fair market value of $1.45 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2008, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the following transactions:

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

Company Policy Regarding Related Party Transactions

It is our policy that the Audit Committee approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them or in which they have a substantial ownership interest in which the amount involved exceeds $120,000 and that are otherwise reportable under SEC disclosure rules.  Such transactions include employment of immediate family members of any director or executive officer.  Management advises the Audit Committee on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.  The company has not yet adopted a written related-persons transaction policy.

Director Independence

Our board has determined that the following directors are “independent” under current NYSE Alternext U.S. listing standards:

Thomas Saponas

Scott McClendon

Mary Losty

Staffan Hillberg Todd Abbott

Under applicable SEC and NYSE Alternext U.S. rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent.  In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf. Specifically, the Board considered the following information:

Mary Losty:   In November 2006, Mary Losty purchased shares of our equity securities in a private placement financing and was granted warrants associated with this financing.  Ms. Losty was appointed to the board in March 2007.

Thomas Saponas;  On September 16, 2008, the Company closed a private placement sale of 5,244,666 shares of its common stock prices of $1.10 and $1.17.  Mr. Thomas Saponas, a director of the Company invested $1 Million in this private placement at a price of $1.17 per share.

Item 14. Principal Accounting Fees and Services

The following table presents the fees for professional audit services rendered by PMB Helin Donovan LLP the Company’s principal accountant and related expert services for fiscal years 2008 and 2007, and fees billed for other services rendered by PMB Helin Donovan LLP  and related expert services for fiscal years 2008 and 2007.

	Fiscal Year	Fiscal Year
	2008	2007
Audit Fees (1)	$261,865	$181,391
Audit-Related Fees (2)	59,073	65,380
Tax Fees (3)	66,349	85,154
All Other Fees (4)	26,257	55,134
Total	$413,544	$367,059

(1)
Includes fees for the audit of the annual financial statements included in our Form 10-K and the review of interim financial statements included on Forms 10-Q by our principal accounting firms and the annual review of Sarbanes-Oxley 404 implementation.  Of the audit fees in 2008, approximately $247 thousand was related to services provided by PMB Helin Donovan and $15 thousand was related to services provided by Burr Pilger Meyer, our predecessor audit firm.  Of the audit fees in 2007, approximately $158,000 was related to services provided by PMB Helin Donovan, $16 thousand was related to quarterly evaluation of 123R expenses and $7,000 was related to services provided by Burr Pilger Meyer.

(2)	Includes fees for expert services provided primarily by PWC in Sweden in support of the review and audit of our Swedish subsidiary and review of interim financial statements.

(3)
Includes fees for the preparation of statutory and regulatory filings associated with tax accounting, footnotes and returns.  These services were provided by Mohler, Nixon, Williams LLP in the US and PWC in Sweden during 2008 and 2007.

(4)	Includes fees for the preparation and review of our SB-2 Registration, S-8 Registration, Proxy statement, 8-K’s as required.

All fees described above were approved by the Audit Committee.

Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy that all services for audit, audit-related, taxes and any other non-audit services to be performed by our independent registered public accounting firm must be pre-approved by the Audit Committee. Our company policy is that all such services must be approved prior to the commencement of the engagement. The Audit Committee is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement. The Audit Committee has delegated the authority (within specified limits) to the chair of the Audit Committee to pre-approve such services if it is not practical to wait until the next Audit Committee meeting to seek such approval. The Audit Committee chair is required to report to the Audit Committee at the following Audit Committee meeting any such services approved by the chair under such delegation.

The Audit Committee will only approve those services that would not impair the independence of the independent registered public accounting firm and which are consistent with the rules of the SEC and the Public Company Accounting Oversight Board.

Under this policy, the Audit Committee meets at least annually to review and where appropriate approve the audit and non-audit services to be performed by the Company’s independent registered public accounting firm. Any subsequent requests to have the independent registered public accounting firm perform additional services must be submitted in writing to the Audit Committee by our chief financial officer, together with the independent registered public accounting firm, which written request must include an affirmation from each that the requested services are consistent with the SEC and Public Company Accounting Oversight Board’s rules on auditor independence.

All fees paid to PMB Helin Donovan for 2008 and 2007 were pre-approved by our Audit Committee.

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

2.1* Agreement and Plan of Merger by and between Zowcom, Inc. and the Company, dated June 24, 2003, included as Exhibit A to our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.

2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization dated August 18, 2006 by and between Procera the Company and the Sellers of Netintact included as Exhibit 2.1 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.

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
2.8* First Amendment to the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company and the Sellers of Netintact dated November, 2006 included as Exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3* Certificate of Amendment to Articles of Incorporation included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4* Amended and Restated Bylaws adopted on August 16, 2007 included as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
4.1*Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.2*Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.3* Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.4* Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our form 8-K filed on December 6, 2006 and incorporated herein by reference
4.5* Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.
4.6*Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.
4.7* Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.8* Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.9* Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.10* Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.11* Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.

4.12 * Form of Warrant Agreement for December 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.13* Form of Warrant Agreement for December 2004 offering included as Exhibit 10.4 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.14* Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.15* Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.16*Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.17*Form of Subscription Agreement for September 2008 offering included as Exhibit 10.1 to our form 8-K filed on August 29, 2008 and incorporated herein by reference.
4.18*Amendment No. 1 to Subscription Agreement by and between the Company and Thomas A Saponas entered into as of September 12, 2008 included as Exhibit 10.2 to our form 8-K/A filed on September 17, 2008 and incorporated herein by reference.

10.1* 2003 Stock Option Plan included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
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
10.6* Employee Offer Letter for Jay Zerfoss dated May 10, 2002 included as Exhibit 10.6 to our form 10-KSB filed on April 3, 2006 and incorporated herein by reference.
10.7* Employee Offer Letter for Gary Johnson dated October 18, 2004 included as Exhibit 10.8 on our form 10-KSB filed on April 3, 2006 and incorporated herein by reference.
10.8 *Lease extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8 to our form 10-K filed on April 2, 2008, as amended, and incorporated herein by reference.

10.9 *Retirement agreement between the Company and Douglas J. Glader, dated November 29 2007 and included as Exhibit 10.9 to our form 10-K filed on April 2, 2008, as amended, and incorporated herein by reference.

10.10*Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of September 12, 2008 included as Exhibit 10.1 to our form 10-Q filed on November 12, 2008 and incorporated herein by reference.

10.11*Amendment to Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of November 4, 2008 included as Exhibit 10.2 to our form 10-Q filed on November 12, 2008 and incorporated herein by reference.

10.12*2007 Equity Incentive Plan included as Exhibit 10.1 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.13*Executive Employment Agreement for James F. Brear dated as of February 11, 2008 included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
16.1* Letter on changing registrants certifying accountant dated June 13, 2006 included as Exhibit 16.1 to our form 8-K filed on June 13, 2006 and incorporated herein by reference.
21.1* List of Subsidiaries included as Exhibit 21.1 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
23.1 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP.
24.1 Power of Attorney (included on signature page hereto).
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

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Gatos, State of California, on this 16th day of March 2009.

Procera Networks, Inc.

Date: March 16, 2009	By:	/s/ James F. Brear
James F. Brear
President and Chief Executive Officer

Date: March 16, 2009	By:	/s/ Paul Eovino
Paul Eovino
Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Brear and Paul Eovino, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES F. BREAR	President and Chief Executive Officer	March 16, 2009
James Brear	(Principal Executive Officer) and Director

/s/ PAUL EOVINO	Interim Chief Financial Officer,	March 16, 2009
Paul Eovino	(Principal Accounting and Financial Officer)

/s/ THOMAS SAPONAS	Director	March 16, 2009
Thomas Saponas

/s/ SCOTT MCCLENDON	Director	March 16, 2009
Scott McClendon

/s/ MARY LOSTY	Director	March 16, 2009
Mary Losty

/s/ STAFFAN HILLBERG	Director	March 16, 2009
Staffan Hillberg

/s/ TODD ABBOTT	Director	March 16, 2009
Todd Abbott

EXHIBIT INDEX

2.1* Agreement and Plan of Merger by and between Zowcom, Inc. and the Company, dated June 24, 2003, included as Exhibit A to our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.

2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization dated August 18, 2006 by and between Procera the Company and the Sellers of Netintact included as Exhibit 2.1 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.

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
2.8* First Amendment to the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company and the Sellers of Netintact dated November, 2006 included as Exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

3.1* Articles of Incorporation included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3* Certificate of Amendment to Articles of Incorporation included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4* Amended and Restated Bylaws adopted on August 16, 2007 included as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
4.1*Form of Subscription Agreement for July 2007 offering included as Exhibit 10.1 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.2*Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.3* Form of Warrant Agreement for July 2007 offering included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.4* Form of Subscription Agreement for November 2006 offering included as Exhibit 2.1 to our form 8-K filed on December 6, 2006 and incorporated herein by reference
4.5* Form of Registration Rights Agreement for November 2006 offering included as Exhibit 2.3 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.

4.6*Form of Warrant agreement for November 2006 offering included as Exhibit 2.2 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.
4.7* Form of Subscription Agreement for February 2006 offering included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.8* Form of Amendment to Stock Subscription Agreement for February 2006 offering included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.9* Form of Registration Rights Agreement for February 2006 offering included as Exhibit 10.4 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.10* Form of Subscription Agreement for December 2004 offering included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.11* Form of Registration Rights Agreement for December 2004 offering included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.12 * Form of Warrant Agreement for December 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.13* Form of Warrant Agreement for December 2004 offering included as Exhibit 10.4 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.14* Form of Subscription Agreement for June 2003 offering included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.15* Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.16*Form of Warrant Agreement for June 2003 offering included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.17*Form of Subscription Agreement for September 2008 offering included as Exhibit 10.1 to our form 8-K filed on August 29, 2008 and incorporated herein by reference.
4.18*Amendment No. 1 to Subscription Agreement by and between the Company and Thomas A Saponas entered into as of September 12, 2008 included as Exhibit 10.2 to our form 8-K/A filed on September 17, 2008 and incorporated herein by reference.

10.1* 2003 Stock Option Plan included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
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
10.6* Employee Offer Letter for Jay Zerfoss dated May 10, 2002 included as Exhibit 10.6 to our form 10-KSB filed on April 3, 2006 and incorporated herein by reference.
10.7* Employee Offer Letter for Gary Johnson dated October 18, 2004 included as Exhibit 10.8 on our form 10-KSB filed on April 3, 2006 and incorporated herein by reference.
10.8 *Lease extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8 to our form 10-K filed on April 2, 2008, as amended, and incorporated herein by reference.

10.9 *Retirement agreement between the Company and Douglas J. Glader, dated November 29 2007 and included as Exhibit 10.9 to our form 10-K filed on April 2, 2008, as amended, and incorporated herein by reference.

10.10*Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of September 12, 2008 included as Exhibit 10.1 to our form 10-Q filed on November 12, 2008 and incorporated herein by reference.

10.11*Amendment to Separation and Consulting Agreement by and between the Company and David E. Stepner entered into as of November 4, 2008 included as Exhibit 10.2 to our form 10-Q filed on November 12, 2008 and incorporated herein by reference.

10.12*2007 Equity Incentive Plan included as Exhibit 10.1 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.13*Executive Employment Agreement for James F. Brear dated as of February 11, 2008 included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
16.1* Letter on changing registrants certifying accountant dated June 13, 2006 included as Exhibit 16.1 to our form 8-K filed on June 13, 2006 and incorporated herein by reference.
21.1* List of Subsidiaries included as Exhibit 21.1 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
23.1 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP.
24.1 Power of Attorney (included on signature page hereto).
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