Form 10-Q
period 2009-03-31
PROCERA NETWORKS INC
filed 2009-05-18
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number: 000-49862

 PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100-C Cooper Court, Los Gatos, California	95032
(Address of principal executive offices)	(Zip code)

(408) 354-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No  ☑

As of April 30, 2009, the registrant had 84,617,142 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

INDEX

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

 Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 2)

ASSETS
Current Assets:
Cash and cash equivalents	$860,840	$1,721,225
Accounts receivable, less allowance of $195,109 and $182,760 for March 31, 2009 and December 31, 2008	5,287,015	5,454,745
Inventories, net	3,042,434	3,445,802
Prepaid expenses and other	665,273	824,340
Total current assets	9,855,562	11,446,112

Property and equipment, net	1,851,309	2,573,045
Purchased intangible assets, net	604,655	964,405
Goodwill	960,209	960,209
Other non-current assets	47,278	47,294
Total assets	$13,319,013	$15,991,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,482,957	$2,457,430
Deferred revenue	1,492,106	1,313,092
Accrued liabilities	1,520,701	1,841,442
Notes payable	300,000	550,000
Capital leases payable-current portion	--	11,543
Total current liabilities	5,795,764	6,173,507

Non-current liabilities
Deferred rent	23,929	24,234
Deferred tax liability	435,335	695,239
Capital leases payable - non-current portion	--	39,584
Total liabilities	6,255,028	6,932,564

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value; 130,000,000 shares authorized; 84,498,491 shares issued and outstanding at March 31, 2009 and December 31, 2008	84,498	84,498
Additional paid-in capital	61,473,359	61,142,430
Accumulated other comprehensive loss	(419,499)	(428,107)
Accumulated deficit	(54,074,373)	(51,740,320)
Total stockholders’ equity	7,063,985	9,058,501
Total liabilities and stockholders’ equity	$13,319,013	$15,991,065

See accompanying notes to interim condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2009	2008
Sales
Product Sales	$2,171,043	$1,333,774
Support Sales	776,291	382,000
Total sales	2,947,334	1,715,774

Cost of sales
Product cost of sales	1,668,748	1,089,000
Support cost of sales	119,172	142,000
Total cost of sales	1,787,920	1,231,000
Gross profit	1,159,414	484,774

Operating expenses:
Research and development	636,142	662,122
Sales and marketing	1,684,861	2,024,492
General and administrative	1,329,445	1,525,000
Total operating expenses	3,650,448	4,211,614

Loss from operations	(2,491,034)	(3,726,840)
Interest and other income (expense)	(23,836)	3,057
Loss before benefit from income taxes	(2,514,870)	(3,723,783)

Income tax benefit	180,817	239,846
Net loss after tax	$(2,334,053)	$(3,483,937)

Other comprehensive income: Foreign currency translation adjustment	8,608	54,337
Comprehensive loss	$(2,325,445)	$(3,429,600)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.05)
Average weighted number of common shares outstanding - basic and diluted	84,498,491	76,118,175

See accompanying notes to interim condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(2,334,053)	$(3,483,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	699,337	40,683
Amortization of intangibles	359,750	944,860
Compensation related to stock-based awards	322,428	438,132
Reserve for obsolete inventory	50,000	–
Deferred income taxes	(258,647)	(259,904)
Changes in assets and liabilities:
Inventories	353,368	(270,804)
Deferred revenue	179,014	101,178
Trade accounts receivable	167,730	(33,305)
Prepaid expenses and other current assets	159,083	79,409
Accounts payable	25,527	(56,562)
Accrued liabilities, deferred rent	(301,796)	(274,683)
Net cash used in operating activities	(578,259)	(2,774,933)

Cash flows used in investing activities:
Purchase of equipment	(35,848)	(16,978)
Net cash used in investing activities	(35,848)	(16,978)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	202,559
Loan payment	(250,000)	–
Capital lease payments	(1,632)	(9,259)
Net cash provided by (used in) financing activities	(251,632)	193,300

Effect of exchange rates on cash and cash equivalents	5,354	58,549

Net decrease in cash and cash equivalents	(860,385)	(2,540,062)

Cash and cash equivalents, beginning of period	1,721,225	5,864,648

Cash and cash equivalents, end of period	$860,840	$3,324,586

See accompanying notes to interim condensed consolidated financial statements.

Index

 Procera Networks, Inc

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

The company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe. PacketLogic™ is deployed at more than 400 broadband service providers, telephone companies, colleges and universities worldwide. The common stock of Procera began trading on the NYSE Amex Equities U.S. under the trading symbol “PKT” in 2007.

The Company was incorporated in 2002. On August 18, 2006, Procera acquired the stock of Netintact AB, a Swedish corporation. On September 29, 2006, Procera acquired the effective ownership of the stock of Netintact PTY, an Australian company. The Company has operations in California, Sweden, and Australia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.

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

Significant Accounting Policies

There have been no changes in Procera's significant accounting policies during the three months ended March 31, 2009 as compared to what was previously disclosed in Procera's Annual Report on Form 10-K for the year ended December 31, 2008.

Foreign Currency

Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Revenue and expenses and cash flows of Procera’s subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period.  Transactional gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt.  Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Cumulative translation adjustments associated with net assets or liabilities are recognized within other comprehensive income and reported as a separate component in the statement of changes in stockholders’ equity.  The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments (non-owner equity) resulted in gains of $8,608 and $54,337 during the three month period ending March 31, 2009 and 2008, respectively. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Index

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates the Company’s estimates, including those related to allowance for doubtful accounts and sales returns, the value and marketability of inventory, allowances for expected warranty costs, valuation of long-lived assets, including intangible assets and goodwill, income taxes and stock-based compensation, among others. Management based its estimates on experience and other assumptions the Company believes are reasonable under expected business conditions. Actual results may differ from these estimates if alternative conditions are realized.

Revenue Recognition

The Company’s most common sale involves the integration of software and a hardware appliance.  The software is essential to the functionality of the solution sold by the Company.  The Company accounts for revenue from these sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving software. The Company recognizes product revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) product title has transferred to the customer as identified by the passage of responsibility in accordance with Incoterms 2000; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of hardware appliances and software licenses. Product sales include a perpetual license to the Company’s software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include optional post-contract support (“PCS”) services (Service Revenue) which may consist of software updates, hardware support and technical support. Software updates provide customers access to a growing library of electronic internet traffic identifiers (also referred to as signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Technical support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support. Hardware support may include onsite repairs or replacement.

Receipt of a customer purchase order is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs when product title has transferred as identified by the passage of responsibility per the International Chamber of Commerce shipping term (INCOTERMS 2000).  The Company’s standard delivery terms allow revenue to be recognized when product is delivered to a common carrier from Procera or from one its subsidiaries.   Additionally, when the Company introduces new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

Since customer orders often include multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting following the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items and if delivery of undelivered items is probable and substantially in the Company’s control.

In these circumstances, Procera allocates revenue to each separate element based on its vendor specific objective evidence of fair value (“VSOE”). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Through March 31, 2009, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS and unspecified software updates. The Company determines VSOE for PCS based on sales prices charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS. The renewal rate is equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis.

When the Company establishes VSOE for all elements of the sales order it separately accounts for deferred items.  Revenue for the deferred items is recognized using either the completed-contract or percentage-of-completion method depending on the terms of the service agreement.  When there are acceptance provisions, the Company uses the completed-contract method of revenue recognition, which is measured by the customer’s acceptance.  The Company uses the percentage-of-completion method when a service contract specifies activities to be performed by the Company and those acts have been repeatedly demonstrated to be within its core competency.   Under this approach, PCS revenue is recognized ratably over the life of the contract.  The majority of service revenue is recognized using the percentage-of-completion method recognizing revenue ratably over the life of the contract. A small portion of service revenue is derived from providing training on products and the Company uses the completed-contract method to recognize such revenue.  When the Company does not have sufficient VSOE to allocate the fee to the separate elements and the only undelivered element is PCS, the entire arrangement fee will be recognized ratably over (a) the contractual PCS period (for those arrangements with explicit rights to PCS) or (b) the period during which PCS is expected to be provided (for those arrangements with implicit rights to PCS).

Index

Certain contracts contain billing/payment terms based upon performance milestones such as the execution of measurement tests, a partial delivery or the completion of a specified service.  Payments received before the unconditional acceptance of a specific set of deliverables are recorded as deferred revenue until the performance acceptance has been received.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from the Company’s standard business practices, the fees may be deemed to be not fixed or determinable and revenue recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

Procera assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history with the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Deferred Revenue

Most of the Company’s sales are for multiple-elements, including a perpetual license for software installed on a hardware appliance along with PCS and unspecified updates.  When VSOE of fair value for all elements is established, the revenue for the hardware and software elements is recognized upon shipment and the PCS is initially included in deferred revenue and recognized ratably over the term of the agreement on a straight-line basis.  If the VSOE of fair value for all elements is not established, the revenue is recognized over the term of the agreement.  At March 31, 2009 and December 31, 2008 deferred revenue was $1,492,106 and $1,313,092, respectively, and included as “Deferred revenue” in the accompanying Balance Sheets.

New Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157- 4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company does not anticipate any material impact of adopting these Staff Positions.

3.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

Stock Option Plans

In August 2003, October 2004 and October 2007 the Company’s board of directors and stockholders adopted the 2003 Stock Option Plan, the 2004 Stock Option Plan and the 2007 Equity Incentive Plan, respectively.  The aggregate number of shares authorized for issuance under the 2003 Stock Option Plan and the 2004 Stock Option Plan (together, the “Prior Plans”) was 2,500,000 and, 5,000,000, respectively.  The 2007 Equity Incentive Plan (the “Plan”) consolidated and replaced the Prior Plans.

Subject to adjustment upon certain changes in capitalization, the aggregate number of shares of common stock of the Company that may be issued pursuant to stock awards under the Plan shall not exceed 5,000,000 shares of Common Stock, plus an additional number of shares in an amount not to exceed 7,389,520 comprised of: (i) that number of shares subject to the Prior Plans on the date the Plan was adopted by the Board and available for future grants plus (ii) the number of shares subject to currently outstanding stock awards issued under the Prior Plans that return to the share reserve from time to time after the date the Plan was adopted by the Board. The following description of the Plan is a summary and qualified in its entirety by the text of the Plan. The purpose of the Plan is to enhance the Company’s profitability and stockholder value by enabling the Company to offer stock-based incentives to employees, directors and consultants. The Plan authorizes the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based award to employees, directors and consultants. Under the Plan, the Company may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to the Company’s employees.

Index

As of March 31, 2009, 3,772,762 shares were available for future grants under the Plan. The options under the Plan and Prior Plans vest over varying lengths of time pursuant to various option agreements that the Company has entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded stock awards and the terms of such awards, including the number of shares subject to such awards, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have duration of more than 10 years.  If the grant is to a stockholder holding more than 10% of the Company’s voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Terms and conditions of awards are set forth in written agreements between us and the respective option holders.  Awards under the Plan may not be made after the tenth anniversary of the date of the Company’s adoption but awards granted before that date may extend beyond that date.

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

The fair value of each option grant is estimated on the date of grant while the expense is recognized over the requisite service period using the straight-line attribution approach. The fair value of each option award was estimated using the Black-Scholes option-pricing model using the assumptions provided in the table below.

The Company calculated the expected term of stock options granted using historical exercise data.  The Company used the exact number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates) adjusted as appropriate. Expected volatilities were estimated using the historical share price performance over a period equivalent to the expected term of the option.  The risk-free interest rate for a period equivalent to the expected term of the option was extrapolated from the U.S. Treasury yield curve in effect at the time of the grant. The Black-Scholes model requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future and has never paid cash dividends.

The following assumptions were used in determining the fair value of stock based awards granted during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Risk free interest rate	1.68%	2.44%
Expected life of option	4.44 years	4.08 years
Dividend yield	0%	0%
Volatility	98.9%	99.%

The Company recorded $322,428 and $435,132 of stock compensation expense for the three months ended March 31, 2009 and 2008, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three months ended March 31,
	2009	2008
Cost of goods sold	$18,059	$6,396
Research and development	5,991	68,853
Selling, general and administrative	298,378	359,883
Total stock-based compensation expenses after income taxes	$322,428	$435,132

Index

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2009:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2008	3,558,447	7,988,274	$1.25
Authorized	-	-	-
Granted	(606,521)	606,521	$0.87
Exercised	-	-	-
Cancelled	820,836	(820,836)	$1.49

Balance at March 31, 2009	3,772,762	7,773,959	$1.20	8.18	$107,683

Options vested and expected to vest at March 31, 2009		7,198,380	$1.19	8.11	$105,351

Options vested and exercisable		3,767,995	$1.11	7.34	$92,133

946,401 options vested during the first quarter of 2009.   The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $0.87.

As of March 31, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $3,739,561, net of estimated forfeitures.  Total compensation cost will be recognized over an estimated weighted average amortization period of 2.99 years.  The Company has not capitalized any compensation cost, or modified any of its stock option grants during the three months ended March 31, 2009.  During the three months ended March 31, 2009, no options were exercised and no cash was used to settle equity instruments granted under the Plans.

The Company’s closing stock price on the last trading day of the three months which ended March 31, 2009 was $0.63 per share.  The intrinsic value of stock options outstanding as of March 31, 2009 was $107,683.

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

	Three Months Ended March 31,
	2009	2008
Numerator - basic and diluted	$(2,334,053)	$(3,483,937)
Denominator - basic and diluted
Weighted average common shares outstanding	84,498,491	76,118,175
Total	84,498,491	76,118,175
Net loss per share - basic and diluted	$(0.03)	$(0.05)
Antidilutive securities:
Options outstanding	7,773,959	8,871,908
Warrants	4,302,414	7,729,534
Total	12,076,373	16,601,442

Dilutive Effect of Employee Stock Options

Basic shares outstanding for the three months ended March 31, 2009 and 2008 were 7,773,959 shares and 8,871,908 shares, respectively.  No incremental shares were included in the calculation of diluted net income per share for the periods as to do so would be antidilutive. SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. There was no dilutive effect of in-the-money employee stock options as of March 31, 2009 and 2008 due to the Company incurring a net loss for the three months ended March 31, 2009 and 2008, respectively.

Index

 5.           INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Finished goods	$3,190,865	$3,247,586
Work in process	--	74,892
Raw materials	--	221,755
Reserve for obsolescence	(148,431)	(98,431)
Inventories, net	$3,042,434	$3,445,802

In 2009, the Company obtains inventory in a form that requires minimal modification by the Company, thus it no longer has raw materials or work-in-process.

 6.           PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Machinery and equipment	$1,283,880	$1,281,806
Office furniture and equipment	151,174	155,348
Computer equipment	273,801	275,123
Software	6,853,705	6,853,705
Auto	--	62,194
Accumulated depreciation	(6,711,251)	(6,055,131)
Property and equipment, net	$1,851,309	$2,573,045

Depreciation and amortization expense was $1,044,059 and $985,543 for the three months ended March 31, 2009 and 2008, respectively. The Company’s property and equipment have depreciable lives of between two and five years.

7.	ACCRUED LIABILITIES

Accrued liabilities at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Payroll and related	$557,406	$770,655
Audit and legal services	171,483	253,580
Sales, VAT, income tax	1,526	78,599
Sales commissions	559,250	547,867
Warranty	146,019	129,763
Other	85,017	60,978
Total	$1,520,701	$1,841,442

 Warranty Reserve

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

Index

Changes in the warranty reserve during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Beginning balance	$129,763	$64,868
Provision for current period sales	16,256	5,103
Ending balance	$146,019	$69,971

8.	CONCENTRATION OF CREDIT RISK

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

For the three months ended March 31, 2009, revenue from four customers accounted for 73% of revenue, with no other single customer accounting for more than 10% of revenue. For the three months ended March 31, 2008, revenue from one customer accounted for 22% of revenues, with no other single customer accounting for more than 10% of revenue. At March 31, 2009, accounts receivable from two customers accounted for 28% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2008, accounts receivable from four customers accounted for 44% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

As of March 31, 2009 and December 31, 2008, approximately 86% and 82%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

9.	STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the three months ended March 31, 2009 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2008	4,302,414	$1.05
Issued	—	—
Exercised	—	—
Cancelled/expired	—	—
Outstanding March 31, 2009	4,302,414	$1.05

The chart below illustrates the outstanding warrants as of March 31, 2009 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.01	151,268	0.47	151,268
0.40	1,038,875	2.16	1,038,875
0.49	165,000	0.68	165,000
0.60	569,107	2.63	569,107
0.75	50,000	0.50	50,000
1.12	70,000	1.58	70,000
1.40	360,000	0.59	360,000
1.42	75,000	0.45	75,000
1.50	1,380,000	2.92	1,380,000
1.75	17,759	2.71	17,759
1.78	100,000	1.20	--
1.86	10,000	0.28	10,000
2.00	239,988	3.04	239,988
2.14	75,417	1.07	75,417

$1.05	4,302,414	1.92	4,202,414

Index

10.           INCOME TAXES

At both December 31, 2008 and 2007, the Company had $194,775 of unrecognized tax benefits respectively, none of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The tax years 2001-2008 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to March 31, 2010.

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

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013 and provide for renewal options ranging from month-to-month to 5 year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for its headquarters in Los Gatos, California; Netintact, AB offices in Varberg, Sweden; Netintact PTY offices in Melbourne, Australia.

Capital Leases

The Company retired substantially all of its capital leases during the three months ended March 31, 2009.
As of March 31, 2009, future minimum lease payments are as follows:

Operating Leases

Nine months ending December 31, 2009	$286,304
Years ending December 31,
2010	370,855
2011	333,648
2012	113,846
2013	9,487
Total minimum lease payments	$1,114,140

Index

Secured Line of Credit

On March 13, 2009, the Company entered into a secured line of credit agreement (“Secured Line of Credit”) for working capital purposes with Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula (“Peninsula Bank”). The Secured Line of Credit provides for maximum borrowings of $3 million through March 12, 2010. Borrowings will bear interest at the bank’s prime rate plus 3.5% but not less than 8% per annum. The maximum amount that may be outstanding under this credit facility is $3,000,000. Under the terms of the Secured Line of Credit, the Company will pay Peninsula Bank $30,000 as a fee during the term of the line of credit agreement. The Secured Line of Credit is secured by substantially all of the Company’s assets and contains covenants requiring, among other things, certain minimum financial covenants, as well as restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets, or engage in mergers, consolidations or dispositions.   At March 31, 2009, the Company was limited in its borrowing to up to $1,000,000 until several financial reporting and insurance requirements were met.  At March 31, 2009 there was no debt outstanding under the Secured Line of Credit.

Notes Payable

In August 2008, the Company received loan proceeds totaling $550,000 from an individual and a financial institution and issued promissory notes in that amount (the “Notes”). The Notes bear interest at a rate of 10% per annum, which interest is due and payable each calendar quarter.  A $250,000 payment was made in February 2009. Of the remaining $300,000 balance outstanding $150,000 is due in April 2009 and $150,000 due in August 2009.  As of March 31, 2009, accounts payable included $7,479 of interest payable related to the Notes.

12.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets was based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months Ended March 31,
	2009	2008
Sales
United States	$496,550	$632,362
Australia	65,108	229,781
Asia	1,372,203	439,258
Europe	396,837	40,667
Scandinavia	616,636	373,706
Total	$2,947,334	$1,715,774

The Company’s accounts receivable were derived from sales made to customers located in the United States, Australia, Europe, Asia, Canada and the Middle East.  Sales made to customers located outside the United States as a percentage of total sales were 83% and 73% for the three months ended March 31, 2009, and 2008, respectively. The Company performs ongoing credit evaluations of the financial condition of certain customers and, generally, requires no collateral from its customers.

	Period Ended March 31,
	March 31, 2009	December 31, 2008
Long-lived assets
United States	$1,632,525	$1,725,733
Sweden	1,759,967	2,747,667
Australia	70,959	71,553
Total	$3,463,451	$4,544,953

13.           FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”), for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant impact on the condensed consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. The Company did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities. On January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. As the Company did not elect to fair value any of the Company’s current financial instruments under the provisions of SFAS 159, the adoption of this statement did not have an impact on the Company’s financial statements.

Index

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs to fair value measurements: Level 1, the use of quoted prices for identical instruments in active markets; Level 2, the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, the use of unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company’s financial assets at March 31, 2009 and December 31, 2008 consisted of cash and cash equivalents only.

14.	LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations.  Historically, the Company’s growth has been funded through a combination of private equity, notes and lease financing. As of March 31, 2009, the Company had approximately $861,000 of unrestricted cash, $4,059,798 of working capital, and $54.0 million in accumulated deficit. As fully explained in Note 11 above, the Company obtained a $3.0 million Secured Line of Credit from the Peninsula Bank in March 2009.  Subsequent to March 31, 2009, management took several additional actions designed to ensure that the Company will continue as a going concern through March 31, 2010, including headcount reductions and additional reductions in discretionary expenditures. In May 2009, the Company executed an agreement with a group of private investors whereby the Company received approximately $4.0 million by selling shares of its common stock.  The Company believes that, as a result of these actions, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish all of its business objectives over the next several years. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

15.	SUBSEQUENT EVENTS

Change of CFO

On April 7, 2009, the Company’s then serving interim CFO announced his resignation from the positions of interim Chief Financial Officer and Principal Accounting Officer effective April 8, 2009. The Board of Directors appointed the Company’s current CEO to the additional role of Chief Financial Officer on an interim basis.

On April 27, 2009, the board of directors appointed a new Chief Financial Officer, effective May 11, 2009, replacing the Company’s Chief Executive Officer, who had served as Chief Financial Officer on an interim basis.  The Company’s Chief Executive Officer remains the Company’s President and Chief Executive Officer.

Outsourced Operations

On April 13, 2009, the Company entered into an agreement with Continuous Computing Corporation of San Diego, California, to substantially outsource the Company’s operations and logistics functions, formerly handled at the Company’s Los Gatos, California, facility, to Continuous Computing.  Continuous Computing is a leading hardware supplier to the telecom industry and, since 2008, has provided the hardware for the Company’s new PL10000 product line.  Continuous Computing provides customers with turnkey operations, logistics and quality assurance support from facilities in China and San Diego.  Under the terms of the agreement, Continuous Computing will receive an up-front payment from the Company and will be compensated by the Company based on an hourly rate and/or fixed fee to load the Company’s software into servers and other hardware devices, perform testing and inspection services and ship directly to the Company’s customers.

As a result of the Company outsourcing its operations and logistics functions to Continuous Computing, the Company reduced headcount in its Los Gatos, California, and Varberg, Sweden, offices, resulting in approximately a 25% overall reduction in the Company’s workforce effective April 20, 2009.  The Company does not expect to incur material costs in connection with the work force reduction.

Index

Subscription, Note Purchase Agreements and Promissory Notes

On May 4, 2009, the Company entered into subscription agreements and note purchase agreements with certain institutional and accredited investors related to a private placement of the Company’s common stock, convertible promissory notes and nonconvertible promissory notes.  The private placement included the sale of an aggregate of 4,587,000 shares of the Company’s restricted common stock, which were sold at $0.40 per share, for a total of $1,835,000.  The private placement also included the issuance of a principal amount of $1,860,000 of convertible promissory notes.  Such notes are subject to a 10% per annum interest rate and will automatically be converted into shares of restricted common stock at a per-share conversion price of $0.40 on the day that the Company completes the sale of the restricted common stock.  The Company estimates that 4,700,000 shares of common stock will be issued pursuant to the convertible notes. The private placement also included the issuance of $500,000 of nonconvertible debt.  Such nonconvertible debt is subject to a 10% per annum interest rate and must be repaid together with all unpaid accrued interest on April 30, 2010.

Pending approval of the listing of additional shares by the NYSE Amex Equities, the Company expects to complete the sale of the restricted common stock and the conversion of the convertible promissory notes by approximately May 29, 2009.  The Company expects to realize net proceeds of approximately $4.0 million after deducting fees payable to the placement agents and other transaction expenses payable by the Company in the private placement.  The Company agreed to pay certain placement agents fees amounting to $192,510 and to issue such placement agents warrants exercisable for an aggregate of approximately 208,875 shares at an exercise price of $0.40 per share in connection with the private placement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include Procera Networks, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could”, “initial” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

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

Index

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

Overview

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of bandwidth management and control products for broadband service providers worldwide. The Company’s products offer network administrators of service providers, governments, universities and enterprises intelligent network traffic identification, control and service management solutions.

The Company’s proprietary solution, PacketLogic, offers users the ability to monitor network use on an application and user-specific basis in real-time, and offers real improvements over existing deep packet inspection, or DPI, solutions. This capability allows network administrators to maximize network utilization, reducing the need for additional infrastructure investment. PacketLogic's modular, traffic and service management software is comprised of five individual modules: traffic identification and classification, traffic shaping, traffic filtering, flow statistics and web-based statistics.

More than 600 service providers, higher-education institutions and other organizations (with over 1,300 systems installed) have chosen PacketLogic as their network traffic management solution.

The Company faces serious competition from suppliers of standalone DPI products such as Allot Communications, Sandvine, Arbor/Ellacoya and BlueCoat (acquirer of Packeteer). The Company also faces competition from vendors supplying platform products with some limited DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches. In addition, the Company faces competition from vendors that integrate an advertised "full" DPI solution into their products such as Cisco Systems, Juniper, Ericsson and Foundry (recently acquired by Brocade Communications Systems).

Most of the Company’s competitors are larger, more established and have substantially greater financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with the Company.  As a result of this competition, the Company could lose market share and sales, or be forced to reduce its prices to meet competition.  However, the Company does not believe there is an entrenched dominant supplier in its market. Based on the Company’s belief in the superiority of its technology, the Company sees an opportunity for it to capture meaningful market share and benefit from what the Company believes will be growth in the DPI market.

Following the acquisition of Netintact AB and Netintact PTY in 2006, the Company’s core products and business changed dramatically.  PacketLogic, the flagship product and technology of Netintact, now forms the core of the Company’s sales and product offering. The Company sells its products through its direct sales force, resellers, distributors, and system integrators in the Americas, Asia Pacific and Europe.

The Company continues to monitor the current unfavorable and uncertain domestic and global economic conditions, and the potential impact on IT spending, including spending for the products it sells. While the Company believes that its products may be less affected by current conditions than many other network products, the Company believes that its customers are more carefully scrutinizing spending decisions, which could negatively impact its future revenues.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Index

Management believes that there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009. In accordance with SEC guidance, the Company believes the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2008:

•	Revenue recognition;
•	Stock-based compensation expense;
•	Valuation of Long-Lived and Intangible Assets and Goodwill
•	Allowance for Doubtful Account;
•	Stock-Based Compensation; and
•	Accounting for Income Taxes.

Results of Operations

Comparison of Three Months ended March 31, 2009 and March 31, 2008

Revenue

	Three Months Ended March 31,		Variance	Variance
	2009	2008	In dollars	In Percent
	(dollar amounts in thousands)
Net product revenue	$2,171	$1,334	$837	63%
Net support revenue	776	382	394	103
Total revenue	$2,947	$1,716	$1,231	72%

	Three Months Ended March 31,		Variance	Variance
	2009	2008	In dollars	In Percent
	(dollar amounts in thousands)
Americas	$497	$633	$(136)	(21	) %
EMEA (Europe, Middle East and Africa)	1,013	414	599	186
APAC (Asia-Pacific)	1,437	669	768	145

Total	$2,947	$1,716	$1,231	72%

Our revenue was derived from two sources: product revenue which includes sales of our hardware appliances and bundled software licenses and service revenue, which included revenue from PCS and services. Product revenue accounted for 74% and 78% of our net revenue in the three months ended March 31, 2009 and 2008, respectively.  Product revenue increased in the three months ended March 31, 2009 as a result of the increasing volume of sales from our new product line, the PL10000.  The first shipments of this product line were made in the second quarter of 2008.  Therefore, there was no revenue attributable to these products during the comparable quarter of last fiscal year.

Service revenue was primarily derived from PCS or maintenance and, to a lesser extent, training.  Service revenue was recognized ratably over the service period. The typical support term is twelve months. Service revenue increased in the three months ended March 31, 2009 and 2008 as a result of the continued expansion of our customer base.

Based on our current sales growth and recent new product introductions such as the PL10000, we believe that our revenue will continue to grow throughout 2009 as compared with 2008.

Cost of Sales

Cost of goods sold included: (i) direct material costs for products sold and direct labor and manufacturing overhead, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including reserves for slow moving, inactive inventory, engineering changes and adjustments to reflect the Company’s policy of valuing inventory at lower of cost or market on a first-in, first-out basis.  The following tables present the breakdown of cost of sales by entity and cost of sales by category.

Index

By Region

	Three Months Ended March31,
	Amount
			Variance in	Variance in
	2009	2008	Dollars	Percent

	(dollar amounts in thousands)
Americas	$1,075	$928	$147	16%
EMEA	191	96	95	99
APAC	522	207	315	152

Total	$1,788	$1,231	$557	45%

By Category

	Three Months Ended March 31,
	Amount
			Variance in	Variance in
	2009	2008	Dollars	Percent
	(dollar amounts in thousands)
Materials	$1,040	$390	$650	167%
Percent of net product revenue	48%	29%
Applied labor and overhead	128	174	(46)	(26)%
Percent of net product revenue	6%	13%
Other indirect costs	119	143	(24)	(17	) %
Percent of net product revenue	5%	11%
Product Costs	1,287	707	580	82%
Percent of net product revenue	59%	53%
Support costs	119	142	(23)	(16)%
Percent of net support revenue	15%	37%
Amortization of Acquired Assets	382	382	0	0%
Percent of net total revenue	13%	22%
Total cost of goods sold	1,788	1,231	557	45%
Percent of net total revenue	61%	72%

Total cost of goods sold increased during the three months ended March 31, 2009 by $557,000 as compared to the same period in 2008 and decreased as a percentage of total revenue to 61% from 72%.  Total cost of product revenue increased by $580,000 during the three months ended March 31, 2009 compared to the same period in 2008.  The increase in product costs resulted from the growth of sales of our PL10000 product line where hardware makes up a larger portion of each sale.

Gross Profit or Loss and Margins

The following table represents gross margin by entity:

	Three Months Ended March 31,		Variance	Variance
	2009	2008	In dollars	In Percent
	(dollar amounts in thousands)
Americas	$(197)	$87	$(284)	(326)%
EMEA	822	318	504	158
APAC	916	462	454	98
Amortization of Acquired Assets	(382)	(382)	0	0
Total	$1,159	$485	$674	139%
Percent of net product sales

Gross profit for the three months ended March 31, 2009 increased by $674,000 over the same period in 2008, primarily due to increased sales volume associated with the PacketLogic family of products.

Index

Operating Expense

	Three Months Ended March 31,		Variance	Variance
	2009	2008	In dollars	In Percent
	(dollar amounts in thousands)
Research and development	$636	$662	$(26)	(4)%
Sales and marketing	1,685	2,024	(340)	(17)
General and administrative	1,329	1,525	(195)	(13)
Total	$3,650	$4,211	$(561)	(13)%

 Research and Development

Research and development consisted of costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining efforts for products already released and development costs associated with new products.

	Three Months Ended March 31,
	2009	2008	(Increase) Decrease
	(in thousands, except percentages)
Research and development	$636	$662	$(26
Percentage of net revenue	22%	39%

            Research and development expenses for the three months ended March 31, 2009 decreased by $26,000 when compared to the same period in 2008 as a result of decreased use certification services.

Sales and Marketing

    Sales and marketing expenses primarily included personnel costs, sales commissions, and marketing expenses such as trade shows, channel development and literature.

	Three Months Ended March 31,
	2009	2008	(Increase) Decrease
	(in thousands, except percentages)
Sales and marketing	$1,685	$2,024	$(340)
Percentage of net revenue	57%	118%

Sales and marketing expenses for the three months ended March 31, 2009 decreased by $340,000 compared to the same period in 2008.  Sales and marketing expenses decreased due to decreased use of consultants and reductions in other discretionary spending.  Non cash items included in the three months ended March 31, 2009 were stock based compensation expense of $84,000, a $104,000 decrease from the same period in 2008.

General and Administrative

General and administrative expenses consisted primarily of personnel and facilities costs related to our executive, finance, human resources and legal organizations, fees for professional services and amortization of intangible assets.  Professional services include costs associated with legal, audit and investor relations consulting costs.

	Three Months Ended March 31,
	2009	2008	(Increase) Decrease
	(in thousands, except percentages)
General and administrative	$1,329	$1,525	$(196)
Percentage of net revenue	45%	89%

General and administrative expenses for the three months ended March 31, 2009 decreased by $196,000 when compared to the same period in 2008.  Decreases in general and administrative expenses included a decrease of $138,000 in recruiting expenses and $83,000 in legal expenses.

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in the states of California and Massachusetts.  The tax benefit results primarily from the amortization of a purchase accounting adjustment. The Company has established a valuation allowance for substantially all of its deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Index

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes our cash and cash equivalents and investments, which were classified as “available for sale” and consisted of highly liquid financial instruments:

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in thousands, except percentages)
Cash and cash equivalents	$861	$3,325	$(2,464)	(74)%

The cash and cash equivalents balance decreased during the quarter ending March 31, 2009 and 2008 by $860,000 and $2.5 million, respectively, as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except percentages)
Net cash used in by operating activities	$(578)	$(2,775)
Net cash used in investing activities	(36)	(17)
Net cash (used in) provided by financing activities	(251)	193
Effect of exchange rate changes on cash and cash equivalents	5	59
Net decrease in cash and cash equivalents	$(860)	$(2,540)

During the three months ended March 31, 2009, we used $578,000 of cash in operating activities, which was $2.2 million less than the $2.8 million use of cash in operating activities in same period in 2008. This reduction in the use of cash in operating activities resulted from higher comparative sales and gross profits and reduced operating expenses from cost reduction efforts; as well as cash provided by inventories.  During the three months ended March 31, 2009, the primary use of cash in operating activities was our $2.3 million net loss and $302,000 in decreased accruals offset by cash provided by a $353,000 reduction in inventories and a $179,000 increase in deferred revenue.    Net cash used in financing activities during the first quarter of 2009 included a loan repayment of $250,000.

During the three months ended March 31, 2008, we used $2.8 million of cash in operating activities.  The primary use of cash in operating activities was our $3.5 million net loss, $271,000 increase in inventories, and $331,000 decrease in accounts payable and accruals.    Net cash provided by financing activities during the first quarter of 2008 reflected $203,000 from the exercise of stock options.

Based on our current cash balances, anticipated cash flow from operations and access to the secured line of credit and subscription agreements, we believe our working capital will be sufficient to meet the cash needs of our business for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

On March 13, 2009, we entered into a Secured Line of Credit (Secured Line) for working capital purposes with Peninsula Bank. The Secured Line of Credit Agreement provides for maximum borrowings of $3 million through March 12, 2010. Borrowings will bear interest at the bank’s prime rate plus 3.5% but not less than 8% per annum. The maximum amount that may be outstanding under this credit facility is $3,000,000. Under the terms of the Secured Line, we will pay Peninsula Bank $30,000 as a fee during the term of the line of credit agreement. The Secured Line is secured by substantially all of our assets and contains covenants requiring, among other things, certain minimum financial covenants, as well as restrictions on our ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets, or engage in mergers, consolidations or dispositions.   At March 31, 2009, we were limited in our borrowing of up to $1,000,000 until several financial reporting and insurance requirements were met.  At March 31, 2009 there was no debt outstanding under the Secured Line.

On May 4, 2009, we entered into subscription agreements and note purchase agreements with certain institutional and accredited investors related to a private placement of our common stock, convertible promissory notes and nonconvertible promissory notes.  The private placement included the sale of an aggregate of 4,587,000 shares of our restricted common stock, which were sold at $0.40 per share, for a total of $1,835,000.  The private placement also included the issuance of a principal amount of $1,860,000 of convertible promissory notes.  Such notes are subject to a 10% per annum interest rate and will automatically be converted into shares of restricted common stock at a per-share conversion price of $0.40 on the day that we completes the sale of the restricted common stock.  We estimate that 4,700,000 shares of common stock will be issued pursuant to the convertible notes.  The private placement also included the issuance of $500,000 of nonconvertible debt.  Such nonconvertible debt is subject to a 10% per annum interest rate and must be repaid together with all unpaid accrued interest on April 30, 2010.

Index

Pending approval of the listing of additional shares by the NYSE Amex Equities, we expect to complete the sale of the restricted common stock and the conversion of the convertible promissory notes by approximately May 29, 2009.  We expect to realize net proceeds of approximately $4.0 million after deducting fees payable to the placement agents and other transaction expenses payable in the private placement.  We agreed to pay certain placement agents fees amounting to $192,510 and to issue such placement agents warrants exercisable for an aggregate of approximately 208,875 shares at an exercise price of $0.40 per share in connection with the private placement.

Off Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet items as described by Item 303(c)(a)(4) of Securities and Exchange Commission Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk, or credit risk support.

Contractual Obligations

 We retired substantially all of our capital leases during the three months ended March 31, 2009. We lease facility space under non-cancelable operating leased in California, Sweden and Australia that extend through 2013.

The details of these contractual obligations are further explained in note 11 to interim condensed consolidated financial statements.

Deferred Revenue

The following table represents our deferred revenue for the periods ended March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008	Increase
Deferred revenue	$1,492,106	$1,313,092	$179,014

Product sales included PCS and hardware support services that are deferred until earned. The contract period typically is one year but can range as long as three years.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is deferred until receipt of end-user acceptance until acceptance history has been established.  The increase in deferred revenue during the three months ended March 31, 2009 reflects an increased base of customers and related support contract renewals on historical sales as well as one-time service sales.

Material Commitments of Capital

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory on their behalf based on a rolling production forecast provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of March 31, 2009, we had no open non-cancelable purchase orders with our third-party manufacturers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

Our sales contracts are denominated predominantly in United States dollars, Swedish kroner, Australian dollars and the EURO.  We incur operating expenses in United States dollars, Swedish kroner and Australian dollars.  Therefore, we are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the aforementioned currencies. To date, we have not entered into any hedging contracts and exchange rate fluctuations have had minimal impact on our operating results and cash flows.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling approximately $861,000 at March 31, 2009. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. A one percentage point change in interest rate would be immaterial to us.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer reviewed and evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

  You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q, in considering our business and prospects. Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

  Risks Related to Our Business

We expect losses for the foreseeable future.*

For the three months ended March 31, 2009 and the year ended December 31, 2008 we had losses from operations of approximately $2.3 million and $15.0 million, respectively. We expect to continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to investment in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our company.

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations, together with debt financing that management believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2010.

Index

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

Index

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

Competition for experienced personnel is intense and our inability to attract and retain qualified personnel could significantly interrupt our business operations.*

Our future performance will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently hired new employees and plan to expand in all areas and will require experienced personnel to augment our current staff. We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management. We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels. Economic conditions may result in significant competition for qualified personnel and we may not be able to attract and retain such personnel. Our business will suffer if it encounters delays in hiring these additional personnel.

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

In April 2009, our then serving interim CFO resigned and our Board of Directors appointed our current CEO to the additional role of Chief Financial Officer, on an interim basis. In April 2009, our board of directors appointed a new Chief Financial Officer, effective May 11, 2009.

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

Also, in early 2008 we reorganized our sales and marketing efforts, including a significant reduction in workforce in these areas and the announcement of two new senior sales management personnel. In April 2009, we as a result of outsourcing our operations and logistics functions, we reduced headcount in our Los Gatos, California and Varberg, Sweden offices, resulting in approximately a 25% overall reduction in our workforce.  These reductions in our workforce may impair our ability to recruit and retain qualified employees in the future, and there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

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

Index

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

We compete in a rapidly evolving and highly competitive sector of the networking technology market, on the basis of price, service, warranty and the performance of our products.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Cisco Systems/P-Cube, Allot, Arbor/Ellacoya, BlueCoat/Packeteer, Juniper, Ericsson, Brocade Communications Systems/Foundry Networks and Sandvine, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software.  Lastly, we face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

Index

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

Most of our operations and logistics functions are outsourced to a single third party service provider, and any disruption to the services provided by this third party could disrupt the availability or quality of our products, which would negatively impact our business.

In April 2009, we entered into an agreement to outsource substantially all our operations and logistics functions to Continuous Computing Corporation of San Diego, California.  These operations and logistics functions were formerly handled in our Los Gatos, California facility.  Continuous Computing loads Procera’s software into servers and other hardware devices, performs testing and inspection services and ships directly to Procera’s customers.

Outsourcing may not yield the benefits we expect, and instead could result in increased product costs and product delivery delays.  Outsourced operations and logistics could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations.  Such problems or delays could be caused by a number of factors including, but not limited to: financial viability of an outsourced vendor, availability of components to the outsourced vendor, improper product specifications, and the learning curve to commence operations and logistics functions at a new outsourced site.  If product supply is adversely affected because of problems in outsourcing we may lose sales.

If our agreement with  Continuous Computing terminates or if Continuous Computing does not perform its obligations under our agreement, it could take several months to establish an alternative relationship with a third party to provide these services, or even longer to re-establish this capability ourselves.  During this time, we may not be able to fulfill our customers’ orders for most of our products in a timely manner. The cost of establishing alternative capabilities to replace those offered by Continuous Computing could be prohibitive.  If our agreement with Continuous Computing terminates, we may be unable to find another suitable outsource manufacturer.

Any delays in meeting customer demand or quality problems resulting from product loaded, tested, inspected and prepared for shipping by Continuous Computing could result in lost or reduced future sales to key customers and could have a material negative impact on our net sales and results of operations.

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

Index

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

Index

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

We described a material weakness with our internal controls under Item 9A of our Annual Report for the year ended December 31, 2007, as follows: we did not complete our annual report on Form 10-K and financial reports in sufficient time to allow for review and comment, which resulted in a significant number of last minute changes and could have resulted in material errors to the financial statements. We also identified significant deficiencies in our internal controls. For the year ended December 31, 2008 and the quarter ended March 31, 2009, we did not identify any material weaknesses.

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

Index

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

Index

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

  The market price of our common stock is likely to be highly volatile as is the stock market in general, and the market for small cap and micro cap technology companies, such as ours, in particular, has been highly volatile.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our quarterly operating results;

●	announcements of technological innovations by our competitors;

●	changes in financial estimates by securities analysts;

●	conditions or trends in the network control and management industry;

●	changes in the market valuations of other such industry related companies;

●	the acceptance by institutional investors of our stock;

●	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements;

●	the gain or loss of a significant customer; or

●
the stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Holders of our common stock may be diluted in the future.*

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At March 31, 2009, there were 84,498,491 shares of common stock outstanding, outstanding warrants to purchase 4,302,414 shares of common stock, and outstanding stock options to purchase 7,773,959 shares of common stock. In addition, at March 31, 2009, we have an authorized reserve of 3,772,762 shares of common stock which we may grant as stock options or other equity awards pursuant to our stock option plans.

Additionally, on May 4, 2009, we entered into subscription agreements and note purchase agreements with certain institutional and accredited investors related to a private placement of our common stock, convertible promissory notes and promissory notes.  The private placement included the sale of an aggregate of 4,587,000 shares of our restricted common stock, which were sold at $0.40 per share, for a total of $1,835,000.  The private placement also included the issuance of a principal amount of $1,860,000 of convertible promissory notes.  Such notes are subject to a 10% per annum interest rate and will automatically be converted into shares of restricted common stock at a per-share conversion price of $0.40 on the day that we complete the sale of the restricted common stock.  The private placement also included the issuance of $500,000 of nonconvertible debt.  Such nonconvertible debt is subject to a 10% per annum interest rate and must be repaid together with all unpaid accrued interest on April 30, 2010.  Pending approval of the listing of additional shares by the NYSE Amex Equities, we expect to complete the sale of the restricted common stock and the conversion of the convertible promissory notes by approximately May 29, 2009.  We expect to realize net proceeds of approximately $4.0 million after deducting fees payable to the placement agents and other transaction expenses payable by us in the private placement.  We agreed to pay certain placement agents fees amounting to $192,510 and to issue such placement agents warrants exercisable for an aggregate of approximately 208,875 shares at an exercise price of $0.40 per share in connection with the private placement.

Index

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

The NYSE Amex Equities may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our shares of common stock are listed on the NYSE Amex Equities Maintaining our listing on the NYSE Amex Equities requires that we fulfill certain continuing listing standards, including maintaining a trading price for our common stock that the NYSE Amex Equities does not consider unduly low and adhering to specified corporate governance requirements. If the NYSE Amex Equities delists our securities from trading, we could face significant consequences, including:

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

In addition, we would no longer be subject to NYSE Amex Equities rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on the NYSE Amex Equities or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on the NYSE Amex Equities or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $5,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

No.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.*

3.2	Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.*

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.*

3.4	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.*

10.1
Loan and Security Agreement by and between Procera Networks, Inc. and Peninsula Bank Business Funding, included as Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2009 and incorporated herein by reference.*

31.1
Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Charles Constanti, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Charles Constanti, Principal Financial Officer.

* Previously filed

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
Date: May 18, 2009		Charles Constanti, Chief Financial Officer
(Principal Financial Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.*

3.2	Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.*

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.*

3.4	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.*

10.1
Loan and Security Agreement by and between Procera Networks, Inc. and Peninsula Bank Business Funding, included as Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2009 and incorporated herein by reference.*

31.1
Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Charles Constanti, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Charles Constanti, Principal Financial Officer.

* Previously filed