Form 10-Q
period 2009-06-30
PROCERA NETWORKS INC
filed 2009-08-12
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(408) 890-7100
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

As of August 3, 2009, the registrant had 94,082,724 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$2,303,901	$1,721,225
Accounts receivable, less allowance of $214,788 and $182,760, at June 30, 2009 and December 31, 2008	5,686,469	5,454,745
Inventories, net	2,925,337	3,445,802
Prepaid expenses and other	627,457	824,340
Total current assets	11,543,164	11,446,112

Property and equipment, net	1,216,342	2,573,045
Purchased intangible assets, net	244,905	964,405
Goodwill	960,209	960,209
Other non-current assets	47,600	47,294
Total assets	$14,012,220	$15,991,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,629,220	$2,457,430
Deferred revenue	1,560,735	1,313,092
Accrued liabilities	1,355,587	1,841,442
Notes payable	650,000	550,000
Capital leases payable-current portion	--	11,543
Total current liabilities	5,195,542	6,173,507

Non-current liabilities
Deferred rent	27,890	24,234
Deferred tax liability	176,687	695,239
Capital leases payable - non-current portion	--	39,584
Total liabilities	5,400,119	6,932,564

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 94,082,724 and 84,498,491 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	94,083	84,498
Additional paid-in capital	67,080,737	61,142,430
Accumulated other comprehensive loss	(155,751)	(428,107)
Accumulated deficit	(58,406,968)	(51,740,320)
Total stockholders’ equity	8,612,101	9,058,501
Total liabilities and stockholders’ equity	$14,012,220	$15,991,065

See accompanying notes to interim condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Sales:
Product Sales	$2,550,845	$2,205,002	$4,721,888	$3,538,766
Support Sales	682,874	410,296	1,459,165	792,306
Total net sales	3,233,719	2,615,298	6,181,053	4,331,072
Cost of sales:
Product cost of sales	2,270,580	1,304,905	3,939,328	2,393,744
Support cost of sales	85,317	155,925	204,489	298,144
Total cost of sales	2,355,897	1,460,830	4,143,817	2,691,888

Gross profit	877,822	1,154,468	2,037,236	1,639,184

Operating expenses:
Engineering	683,307	1,026,411	1,319,449	1,688,533
Sales and Marketing	1,653,930	2,344,136	3,338,791	4,368,477
General and Administrative	1,389,595	1,971,059	2,719,040	3,496,152
Total operating expenses	3,726,832	5,341,606	7,377,280	9,553,162

Loss from operations	(2,849,010)	(4,187,138)	(5,340,044)	(7,913,978)

Other income (expense):
Interest and other income	12,309	14,585	25,269	25,883
Interest and other expense	(1,730,657)	(26,562)	(1,767,453)	(34,803)
Total other income (expense)	(1,718,348)	(11,977)	(1,742,184)	(8,920)

Loss before income taxes	(4,567,358)	(4,199,115)	(7,082,228)	(7,922,898)
Income tax benefit	234,763	282,545	415,580	522,391
Net loss	(4,332,595)	(3,916,570)	(6,666,648)	(7,400,507)

Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.08)	$(0.10)
Shares used in computing net loss per share-basic and diluted	86,943,149	77,119,655	85,687,768	76,618,915

See accompanying notes to interim condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,666,648)	$(7,400,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,379,977	84,901
Amortization of intangibles	719,500	1,889,838
Common stock issued for services rendered	–	25,000
Compensation related to stock-based awards	610,108	823,686
Interest expense related to conversion option embedded in convertible notes	1,664,756	–
Warrants issued to non-employees	–	306,484
Provision for excess and obsolete inventory	50,000	32,463
Deferred income taxes	(518,552)	(519,808)
Changes in assets and liabilities:
Accounts receivable	22,989	(525,900)
Inventories	383,676	(552,374)
Prepaid expenses and other current assets	212,069	120,661
Accounts payable	(836,362)	568,271
Accrued liabilities and deferred rent	(559,767)	(273,221)
Deferred revenue	177,131	29,324
Net cash used in operating activities	(3,361,123)	(5,391,182)

Cash flows used in investing activities:
Purchase of equipment	(54,779)	(147,912)
Net cash used in investing activities	(54,779)	(147,912)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,538,227	–
Proceeds from exercise of warrants	–	2,165,372
Proceeds from exercise of stock options	134,800	241,263
Proceeds from issuance of debt instruments	500,000	–
Payments on debt instruments	(400,000)	–
Capital lease payments	(1,682)	(19,011)
Net cash provided by financing activities	3,771,345	2,387,624

Effect of exchange rates on cash and cash equivalents	227,233	73,213

Net increase (decrease) in cash and cash equivalents	582,676	(3,078,257)

Cash and cash equivalents, beginning of period	1,721,225	5,864,648

Cash and cash equivalents, end of period	$2,303,901	$2,786,391

See accompanying notes to interim condensed consolidated financial statements.

Index

Procera Networks, Inc

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of bandwidth management and control products that deliver a broad set of capabilities which include congestion management, operational intelligence, and service creation capabilities for broadband service providers worldwide. Procera’s products offer network administrators intelligent network traffic identification, control and service management.

The company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe. PacketLogic™, the Company’s principal product, is deployed at more than 600 broadband service providers, telephone companies, colleges and universities worldwide. The common stock of Procera began trading on the NYSE Amex Equities U.S. under the trading symbol “PKT” in 2007.

The Company was incorporated in 2002. In 2006, Procera acquired the stock of Netintact AB, a Swedish corporation and acquired the effective ownership of the stock of Netintact PTY, an Australian company. The Company has operations in California, Sweden, and Australia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company’s continuation as a going concern. Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on stockholders' equity, previously reported net loss, or the net change in cash and cash equivalents.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries, Netintact AB and Netintact PTY.  All significant inter-company balances and transactions have been eliminated.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the three and six months ended June 30, 2009 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Subsequent Events. The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending June 30, 2009, this date was August 12, 2009.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves, allowance for bad debts, recoverability of long-lived assets, fair value of intangible assets, and recognition and measurement of current and deferred income taxes to be the most sensitive estimates impacting financial position and results of operations in the near term.

Index

Inventory Reserves. Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on management’s assessment of current and expected orders from the Company’s customers.

Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt using the Black-Scholes valuation method. The total proceeds received in the sale of debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature in accordance with Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.

Statements of Cash Flows. For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items.

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance its operations, and the subsequent financing transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis had no impact on the Company’s consolidated financial statements.  The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the three and six month periods ended June 30, 2009.   When impairment indicators are present, the Company utilizes various methods to determine the fair value of its non-financial assets.  For example, to value property plant and equipment, we would use the cost method for determining fair value; for goodwill we would use a combination of analyzing the Company’s market capitalization based on the market price of the Company’s common stock and a determination of discounted cash flows of the Company’s operations.

Index

In May 2008, the EITF of the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. The Company adopted EITF 03-6-1 in the first quarter of 2009. The guidance proscribed by EITF 03-6-1 had no impact on the calculation of our earnings per share because the Company has not issued participating securities.

In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 157- 4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company adopted these Staff Positions in the second quarter of 2009.  The adoption of these Staff Positions had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009.  The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for the Company’s financial statements issued beginning in the quarter ending September 30, 2009.  The Company does not expect the adoption of the Codification to have an impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

4.	STOCK-BASED COMPENSATION

The Company has an equity incentive plan that provides for the grant of incentive stock options to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Cost of goods sold	$16,395	$6,845	$34,454	$13,241
Research and development	8.563	72,015	17,284	140,868
Sales and marketing	77,987	47,351	159,597	235,865
General and administrative	184,735	259,343	398,773	433,712
Total stock-based compensation expense	287,680	385,554	610,108	823,686

Income tax benefit	—	—	—	—
Total stock-based compensation expense, net of income tax	$287,680	$385,554	$610,108	$823,686

Index

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	7,988,274	$1.25
Authorized	-	-
Granted	1,691,771	$0.75
Exercised	(215,000)	0.63
Cancelled	(1,723,853)	$1.30

Outstanding at June 30, 2009	7,741,192	$1.15	8.38	$92,036

Vested and expected to vest at June 30, 2009	7,125,237	$1.15	8.31	$89,703

Exercisable at June 30, 2009	3,382,022	$1.23	7.88	$76,486

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, was $70,200 and $261,536, respectively.

As of June 30, 2009, total unrecognized compensation cost related to unvested stock options was $2,887,828, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 3.08 years.

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.53 and $0.95, respectively.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model while the expense is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock-based awards granted during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	4.15	6.3	4.25	6.9
Expected volatility	98.5%	93%	98.7%	94%
Risk-free interest rate	1.55%	3.19	1.61%	3.04%
Expected dividend yield	0%	0%	0%	0%

The Company calculated the expected term of stock options granted using historical exercise data.  The Company used the exact number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates) adjusted as appropriate. Expected volatilities were estimated using the historical share price performance over a period equivalent to the expected term of the option.  The risk-free interest rate for a period equivalent to the expected term of the option was extrapolated from the U.S. Treasury yield curve in effect at the time of the grant. The Company has never paid cash dividends and does not anticipate paying any dividends in the foreseeable future.

Index

5.	NET LOSS PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities, if dilutive. The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator - basic and diluted	$(4,332,595)	$(3,916,570)	$(6,666,648)	$(7,400,507)

Denominator - basic and diluted
Weighted average common shares outstanding	86,943,149	77,119,655	85,687,768	76,618,915
Total	86,943,149	77,119,655	85,687,768	76,618,915
Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.08)	$(0.10)
Antidilutive securities:
Options issued and outstanding	7,741,192	9,133,915	7,741,192	9,133,915
Warrants	4,185,021	6,154,064	4,185,021	6,154,064
Total	11,926,213	15,287,979	11,926,213	15,287,979

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(4,332,595)	$(3,916,570)	$(6,666,648)	$(7,400,507)
Foreign currency translation adjustment	263,748	37,474	272,356	91,811
Comprehensive loss	$(4,068,847)	$(3,879,096)	$(6,394,292)	$(7,308,696)

7.	INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Finished goods	$2,925,337	$3,149,155
Work in process	--	74,892
Raw materials	--	221,755
Inventories, net	$2,925,337	$3,445,802

Because the Company in 2009 began to obtain inventory in a form that requires minimal modification by the Company, it no longer has raw materials or work-in-process.

8.	GOODWILL AND OTHER INTANGIBLES

The following is a summary of other intangibles as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Gross Intangible	Accumulated Amortization	Net Intangible Assets	Gross Intangible	Accumulated Amortization	Net Intangible Assets

Customer base	$4,317,000	$(4,072,095)	$244,905	$4,317,000	$(3,352,595)	$964,405

Amortization expense relating to purchased intangible assets for the three and six months ended June 30, 2009 was $359,750 and $719,500, respectively.

Index

The table below summarizes the approximate amortization expense for the following annual periods subsequent to June 30, 2009 assuming no future acquisitions, dispositions or impairments of intangible assets:

Six-month period ending December 31, 2009	$244,905
Thereafter	—

Projected amortization after June 30, 2009	$244,905

Goodwill as of June 30, 2009 and December 31, 2008 was $960,209.

9.	ACCRUED LIABILITIES

Accrued liabilities at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Payroll and related	$793,269	$770,655
Audit and legal services	10,543	253,580
Sales, VAT, income tax	124,491	78,599
Sales commissions	174,975	547,867
Warranty	134,985	129,763
Other	117,324	60,978
Total	$1,355,587	$1,841,442

Warranty Reserve

The Company warrants its products against material defects for a specific period of time, generally twelve months. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.

Changes in the warranty reserve during the six months ended June 30, 2009 were as follows:

Warranty obligation at December 31, 2008	$129,763
Provision for current period sales	29,230
Deductions for warranty claims processed during the period	(24,008)
Warranty obligation at June 30, 2009	$134,985

10.	STOCKHOLDERS’ EQUITY

Private Placement of Common Stock and Convertible Promissory Notes and Promissory Notes

On May 4, 2009, the Company entered into subscription agreements (“the Subscription Agreements”) with certain institutional and accredited individual investors (each, and “Investor” and collectively, the “Investors”), pursuant to which the Company closed a private placement (the “Private Placement”) of the Company’s common stock, convertible promissory notes and promissory notes.  The Private Placement included the sale of  4,587,500 shares of the Company’s restricted common stock at $0.40 per share on June 3, 2009 for total proceeds of $1,835,000.  In May 2009, the private placement also included the issuance of convertible promissory notes in the aggregate principal amount of $1,860,000.  The convertible promissory notes bore interest at a 10% per annum interest rate and included a clause whereby these promissory notes would be automatically converted into shares of common stock at a conversion price of $0.40 per share upon the conclusion of the sale of restricted common stock. On June 3, 2009, the Company automatically converted these convertible promissory notes into 4,713,082 shares of restricted common stock.  The private placement also included the issuance of $500,000 of nonconvertible debt (see Note 12).

The completion of the Private Placement resulted in the Company realizing net proceeds of $3.5 million from the sale of common stock and issuance of 10% convertible promissory notes. In consideration for services rendered by the placement agents in the Private Placement, the Company issued three-year warrants to the placement agents to purchase 208,875 shares of the Company’s Common Stock at an exercise price of $0.40 per share (“the Placement Agent Warrants”). The Placement Agent Warrants had an estimated fair value of $92,438 calculated using the Black-Scholes option pricing model. The company also incurred direct financing fees of approximately $190,000, which were paid to the placement agent for management fees and expenses, and other direct transactional expenses.

Index

10% Convertible Promissory Notes

The 10% convertible note agreements issued for a total principal amount of $1,860,000 were converted into common stock of the Company on June 3, 2009.  On the issuance date, the Company recognized the value of the embedded beneficial conversion feature of $1,664,756 as additional paid-in capital and an equivalent debt discount. As the convertible notes were issued and converted in the quarter ended June 30, 2009, the full $1,664,756 discount was recorded as interest expense in the quarter.

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to separate conversion features embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is defined in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

Furthermore, the Company accounts for convertible notes (if deemed conventional) in accordance with the provisions of EITF 98-5 "Accounting for Convertible Securities with Beneficial  Conversion Features,"("EITF 98-5"), and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments."  Accordingly, the Company records the intrinsic value of such conversion options as a discount to convertible notes, based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Conversion of Stock Options and Warrants into Common Stock

During the six months ended June 30, 2009, option holders exercised rights to purchase 215,000 shares of common stock at prices ranging from $0.52 to $0.92 per share, resulting in net proceeds to the Company of $134,800.

During the six months ended June 30, 2009, a warrant holder exercised rights to purchase 148,704 shares of common stock at a price of $0.01 in a cashless exercise.

Warrants

A summary of warrant activity for the six months ended June 30, 2009 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2008	4,302,414	$1.05
Issued	208,875	0.40
Exercised	(148,704)	0.01
Cancelled/expired	(177,564)	1.39
Outstanding June 30, 2009	4,185,021	$1.04

The chart below shows the outstanding warrants as of June 30, 2009 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.40	1,247,750	1.88	1,247,750
0.49	165,000	0.18	165,000
0.60	569,107	2.13	569,107
1.12	70,000	1.08	70,000
1.40	360,000	0.09	360,000
1.50	1,380,000	2.42	1,380,000
1.75	17,759	2.21	17,759
1.78	100,000	0.65	--
2.00	199,988	3.05	199,988
2.14	75,417	0.57	75,417

$1.04	4,185,021	1.86	4,085,021

Index

11.	INCOME TAXES

At June 30, 2009 and December 31, 2008, the Company had $194,775 of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2001-2008 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to June 30, 2010.

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

The Company and its subsidiaries have various lease agreements for its headquarters in Los Gatos, California; Netintact, AB offices in Varberg, Sweden; and Netintact PTY offices in Melbourne, Australia.

As of June 30, 2009, future minimum lease payments under operating leases are as follows:

Operating Leases

Six months ending December 31, 2009	$156,917
Years ending December 31,
2010	370,377
2011	263,859
2012	125,806
2013	31,451
Total minimum lease payments	$948,410

Capital Leases

The Company retired substantially all of its capital leases during the three months ended March 31, 2009.

Secured Line of Credit

On March 13, 2009, the Company entered into a secured line of credit agreement (“Secured Line of Credit”) for working capital purposes with Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula (“Peninsula Bank”). The Secured Line of Credit provides for maximum borrowings of $3 million through March 12, 2010. Borrowings will bear interest at the bank’s prime rate plus 3.5% but not less than 8% per annum. The maximum amount that may be outstanding under this credit facility is $3,000,000. Under the terms of the Secured Line of Credit, the Company will pay Peninsula Bank $30,000 as a fee during the term of the line of credit agreement. The Secured Line of Credit is secured by substantially all of the Company’s assets and contains covenants requiring, among other things, certain minimum financial covenants, as well as restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets, or engage in mergers, consolidations or dispositions.  At June 30, 2009, because the Company was not in compliance with the minimum covenant for earnings before interest, taxes, depreciation and amortization, the Company could not borrow against the Secured Line of Credit, and there was no debt outstanding under the Secured Line of Credit.

Index

Notes Payable

In April 2009, the Company received loan proceeds totaling $500,000 through a private placement of nonconvertible debt.  Such nonconvertible debt bears interest at 10% per annum, which interest is due and payable on a quarterly basis.   The nonconvertible debt is due together with any unpaid accrued interest on April 30, 2010. As of June 30, 2009, other accrued liabilities included $10,616 of accrued interest associated with the nonconvertible debt.

In August 2008, the Company received loan proceeds totaling $550,000 from an individual and a financial institution and issued promissory notes in that amount. These notes bear interest at a rate of 10% per annum, which interest is due and payable on a quarterly basis.  The Company made a $250,000 principal repayment in February 2009 and a $150,000 principal repayment in April 2009.  The remaining outstanding principal of $150,000 was repaid on August 7, 2009.

13.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Sales:
United States	$1,036,701	$365,455	$1,415,575	$997,817
Latin America	—	282,080	117,676	282,080
Australia	106,837	340,511	215,391	570,292
Asia	533,564	351,877	1,862,322	791,135
Europe, Middle East and Africa	1,556,617	1,275,375	2,570,089	1,689,748

Total	$3,233,719	$2,615,298	$6,181,053	$4,331,072

	June 30, 2009	December 31, 2008
Long-lived assets
United States	$1,559,690	$1,725,733
Europe, Middle East and Africa	826,373	2,747,667
Australia	82,992	71,553
Total	$2,469,055	$4,544,953

Sales made to customers located outside the United States as a percentage of total net sales were 68% and 77% for the three and six months ended June 30, 2009, respectively, and 85% and 77% for the three and six months ended June 30, 2008, respectively.

For the three and six months ended June 30, 2009, revenue from three customers accounted for 53% and 47% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues. For the three months ended June 30, 2008, revenue from one customer accounted for 26% of net revenues, and for the six months ended June 30, 2008, two customers accounted for 30% of net revenues with no other single customer accounting for more than 10% of net revenues.

At June 30, 2009, accounts receivable from one customer accounted for 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2008, accounts receivable from four customers accounted for 44% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of June 30, 2009 and December 31, 2008, approximately 79% and 82%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Index

14.	LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations.  Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient product and service revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies. Historically, the Company’s growth and working capital needs have  been funded through a combination of private equity, debt and lease financing. As of June 30, 2009, the Company had approximately $2,304,000 of unrestricted cash, $6,348,000 of working capital, and $58.4 million in accumulated deficit. As further explained in Note 12 above, the Company could not borrow against the $3.0 million Secured Line of Credit with the Peninsula Bank as of June 30, 2009.

As discussed in Note 10, in May 2009, the Company executed agreements with a group of private institutional and accredited investors whereby the Company received approximately $4.0 million by selling shares of its common stock and promissory notes.  Management is focused on managing costs in line with estimated total revenue for the balance of fiscal 2009 and beyond, including contingencies for cost reductions if projected revenue is not fully realized. However, there can be no assurance that anticipated revenue will be realized or that the Company will successfully implement its plans.  The Company has experienced and continues to experience negative operating margins and negative cash flow from operations, and if this trend continues, the Company may have an ongoing requirement for additional capital investment. The Company further expects that it will need to raise substantial additional capital to accomplish all of its business objectives over the next several years. In addition, the Company may in the future selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in order to expand its presence in the marketplace and achieve operating efficiencies. The Company can make no assurance with respect to either the availability or terms of such financing and capital when it may be required.

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

•
trends related to and management’s expectations regarding results of operations, required capital expenditures,  revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2; and

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

Overview

Headquartered in Los Gatos, CA, Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of bandwidth management and control products that deliver a broad set of capabilities which include congestion management, operational intelligence, and service creation capabilities for broadband service providers worldwide. The Company’s products offer network administrators of service providers, governments, universities and enterprises intelligent network traffic identification, control and service management solutions.

Index

The Company’s proprietary software application, PacketLogic, offers users the ability to monitor network use on an application and user-specific basis in real-time, and offers improvements over existing deep packet inspection, or DPI, solutions. This capability allows network administrators to improve network utilization, reducing the need for additional infrastructure investment. PacketLogic's modular, traffic and service management software is comprised of five individual modules: traffic identification and classification, traffic shaping, traffic filtering, flow statistics and web-based statistics.

More than 600 service providers, higher-education institutions and other organizations (with over 1,300 systems installed) have chosen PacketLogic as their network traffic management solution.

The Company faces competition from suppliers of standalone DPI products such as Allot Communications, Arbor Networks, Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Ericsson, Juniper Networks, and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

Most of the Company’s competitors are larger and more established enterprises with substantially greater financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with the Company.  As a result of such competition, the Company could lose market share and sales, or be forced to reduce its prices to meet competition.  However, the Company does not believe there is a dominant supplier in its market. Based on the Company’s belief in the superiority of its technology, the Company sees an opportunity to capture meaningful market share and benefit from what the Company believes will be growth in the DPI market.

Following the acquisition of Netintact AB and Netintact PTY in 2006, the Company’s core products and business changed substantially.  PacketLogic, the flagship product and technology of Netintact, now forms the core of the Company’s sales and product offering. The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

The Company continues to monitor the current unfavorable and uncertain domestic and global economic conditions, and the potential impact on IT spending, including spending for the products it sells. While the Company believes that its products may be less affected by current conditions than many other network products, the Company also believes that its customers are more carefully scrutinizing spending decisions, which could negatively impact its future revenues.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009.

Management believes that there have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009. In accordance with SEC guidance, the Company believes the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

·	Revenue Recognition;
·	Valuation of Goodwill, Intangible and Long-Lived Assets;
·	Allowance for Doubtful Account;
·	Stock-Based Compensation; and
·	Accounting for Income Taxes.

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis had no impact on our consolidated financial statements.  Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the three and six month periods ended June 30, 2009.   When impairment indicators are present, we utilize various methods to determine the fair value of our non-financial assets.  For example, to value property plant and equipment, we would use the cost method for determining fair value; for goodwill we would use a combination of analyzing the our market capitalization based on the market price of our common stock and a determination of discounted cash flows of our operations.

Index

In May 2008, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. We adopted EITF 03-6-1 in the first quarter of 2009. Because we have not issued participating securities EITF 03-6-1 has had no impact on the calculation of our earnings per share.

In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 157- 4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We adopted these Staff Positions in the second quarter of 2009.  The adoption of these Staff Positions had no impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted the provisions of SFAS 165 during the quarter ended June 30, 2009.  The adoption of these provisions has not had a material impact on our consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for our financial statements issued beginning in the quarter ending September 30, 2009.  We do not expect the adoption of the Codification to have an impact on our consolidated financial statements.

Results of Operations

Comparison of Three and Six Months ended June 30, 2009 and 2008

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Increase	2009	2008	Increase
	($ in thousands)			($ in thousands)

Net product revenue	$2,551	$2,205	16%	$4,722	$3,539	33%
Net support revenue	683	410	67%	1,459	792	84%
Total revenue	$3,234	$2,615	24%	$6,181	$4,331	43%

Our revenue is derived from two sources: product revenue which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from support and services.

Index

The increase in product revenue of 16% and 33% for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008 reflected increased sales volume of our high-end PL10000 series product, which was introduced in the second quarter of 2008.

The increased support revenue of 67% and 84% for the three and six months ended June 30, 2009, respectively, when compared with the same periods in 2008 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services. As a result of this increase, our support revenue has increased as a percentage of total revenue to 24% and 25% in the three and six months ended June 30, 2009, compared with 16% and 18% in the same periods of the prior year.

Based on our current sales growth and recent new product introductions such as the PL10000, we believe that our revenue will continue to grow in the second half of 2009 as compared with the same periods of 2008.

Cost of Sales

Cost of sales included: (i) direct labor and direct material costs for products sold and, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory.  The following table presents the breakdown of cost of sales by category:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	($ in thousands)			($ in thousands)

Materials and per-use licenses	$689	$661		$1,731.	$1,032
Percent of net product revenue	27%	30%	(3)%	37%	29%	7%
Applied labor and overhead	773	200		900	373
Percent of net product revenue	30%	9%	21%	19%	11%	9%
Other indirect costs	427	62		546	226
Percent of net product revenue	17%	3%	14%	12%	6%	5%
Product Costs	1,889	923		3,177	1,631
Percent of net product revenue	74%	42%	32%	67%	46%	21%

Support costs	85	156		204	298
Percent of net support revenue	13%	38%	(26)%	14%	38%	(24)%

Amortization of acquired assets	382	382		763	763
Percent of total net revenue	12%	15%	(3)%	12%	18%	(6)%

Total costs of sales	$2,356	$1,461		$4,144	$2,692
Percent of total net revenue	73%	56%	17%	67%	62%	5%

Total cost of sales increased during the three and six months ended June 30, 2009 compared to the same periods in 2008, as a result of material costs associated with increased product revenues, per-use technology license fees negotiated in the second quarter of 2009 of approximately $260,000 and consigned inventory write-offs of $175,000, both of which were recorded in the second quarter of 2009.

Gross Profit

Gross profit for the three and six month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	($ in thousands)			($ in thousands)
Gross profit	$878	$1,154	(24)%	$2,037	$1,639	24%
Percent of total net revenue	27%	44%		33%	38%

Gross profit margin for the three and six months ended June 30, 2009 decreased by 17 percentage points and 5 percentage points to 27% and 33%, respectively, compared with the same periods in 2008. These gross profit margin decreases reflect the impact of increased technology license fees of approximately $260,000 and consigned inventory write-offs of approximately $175,000 that were recorded in the second quarter of 2009.

Index

Operating Expense

Operating expenses for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

Research and development	$683	$1,026	33%	$1,319	$1,689	22%
Sales and marketing	1,654	2,344	29%	3,339	4,368	24%
General and administrative	1,390	1,971	29%	2,719	3,496	22%
Total	$3,727	$5,342	30%	$7,377	$9,553	23%

Research and Development

Research and development expenses consisted of costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining efforts for products already released and development costs associated with new products.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

Research and development	$683	$1,026	33%	$1,319	$1,689	22%
As a percentage of net revenue	21%	39%		21%	39%

Research and development expenses for the three and six months ended June 30, 2009 decreased by $343,000 and $369,000, respectively, compared to the same periods in 2008 as a result of reduced research and development headcount and employee compensation costs, and decreased stock-based compensation costs.  Stock-based compensation recorded to research and development expense in the three and six months ended June 30, 2009 was $8,563 and $17,284, respectively, a decrease from $72,015 and $140,868 in the same periods in 2008.

Sales and Marketing

Sales and marketing expenses primarily included personnel costs, sales commissions, and marketing expenses such as trade shows, channel development and literature.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

Sales and marketing	$1,654	$2,344	29%	$3,339	$4,368	24%
As a percentage of net revenue	51%	90%		54%	101%

Sales and marketing expenses for the three and six months ended June 30, 2009 decreased by $691,000 and $1,031,000, compared to the same periods in 2008, reflecting decreased headcount and employee compensation costs, decreases in stock-based compensation costs and reductions in discretionary marketing spending, such as expenses related to trade shows.  Stock-based compensation recorded to sales and marketing expense in the three and six months ended June 30, 2009 was $77,987 and $159,597, respectively, a decrease from $47,351 and $235,865 in the same periods in 2008.

General and Administrative

General and administrative expenses consisted primarily of personnel and facilities costs related to our executive, finance, human resources and legal organizations, fees for professional services and amortization of intangible assets.  Professional services include costs associated with legal, audit and investor relations consulting costs.

Index

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

General and administrative	$1,390	$1,971	29%	$2,719	$3,496	22%
As a percentage of net revenue	43%	75%		44%	81%

General and administrative expenses for the three and six months ended June 30, 2009 decreased by $581,000 and $777,000, respectively, compared to the same periods in 2008, reflecting reduced headcount and employee compensation costs, decreases in stock-based compensation costs and reduced consulting and outside service costs.  Stock-based compensation recorded to general and administrative expense in the three and six months ended June 30, 2009 was $184,735 and $398,773, respectively, a decrease from $259,343 and $433,712 in the same periods in 2008.

Interest and Other Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Increase	2009	2008	Increase
	($ in thousands)			($ in thousands)

Interest and other expense	$1,731	$27	$1,704	$1,767	$35	$1,732

Interest expense in the three and six months ended June 30, 2009 included $1,664,756 of interest expense related to the conversion option embedded in the convertible promissory notes that were issued and automatically converted into 4,713,082 shares of common stock in the quarter ended June 30, 2009. This interest expense was calculated based on the intrinsic value of the embedded option on the date that each convertible promissory note was executed. The intrinsic value was based on the difference between the $0.40 embedded option and the approximately $0.75 average price of our common stock on the commencement dates of the promissory notes.  The calculated interest (or discount) is amortized over the life of the promissory notes. Therefore, because the notes were automatically converted to common stock in the same quarter that they were issued, all of the interest related to the embedded option was recorded (or fully amortized) in this quarter.

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in the states of California and Massachusetts.  We recorded a tax benefit primarily from the amortization of acquisition related intangible assets. We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)

Net cash used in operating activities	$(3,361)	$(5,391)
Net cash used in investing activities	(55)	(148)
Net cash provided by financing activities	3,771	2,388
Effect of exchange rate changes on cash and cash equivalents	227	73
Net increase (decrease) in cash and cash equivalents	$583	$(3,078)

During the six months ended June 30, 2009, we used $3.4 million of cash in operating activities which was $2.0 million less than the $5.4 million use of cash in operating activities in same period in 2008. This reduction in the use of cash in operating activities resulted from reduced operating expenses from cost reduction efforts; as well as cash provided by inventories.  During the six months ended June 30, 2009, the primary uses of cash in operating activities was our $6.7 million net loss, $836,000 decrease in accounts payable  and $560,000 in decreased accruals offset by cash provided by a $434,000 reduction in inventories, a $212,000 reduction in prepaid expenses and a $177,000 increase in deferred revenue.    Net cash provided by financing activities during the six months ended June 30, 2009 included proceeds from the issuance of common stock of $3.5 million, $500,000 of notes issued (partially offset by loan repayments of $400,000) and proceeds from stock option exercises of $135,000.

Index

During the six months ended June 30, 2008, we used $5.4 million of cash in operating activities.  The primary uses of cash in operating activities was our $7.4 million net loss, $552,000 increase in inventories and $526,000 increase in accounts receivable.  Net cash provided by financing activities during the first six months of 2008 reflected $2.2 million from the exercise of warrants and $241,000 from the exercise of stock options.

Based on our current cash balances and anticipated cash flow from operations, we believe our working capital will be sufficient to meet the cash needs of our business for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

On March 13, 2009, we entered into a secured line of credit (“Secured Line”) for working capital purposes with Peninsula Bank. The Secured Line provides for maximum borrowings of $3 million through March 12, 2010. Borrowings will bear interest at the bank’s prime rate plus 3.5% but not less than 8% per annum. Under the terms of the Secured Line, we will pay Peninsula Bank $30,000 as a fee during the term of the line of credit agreement. The Secured Line is secured by substantially all of our assets and contains covenants requiring, among other things, certain minimum financial covenants, as well as restrictions on our ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets, or engage in mergers, consolidations or dispositions. At June 30, 2009, because we were not in compliance with the minimum covenant for earnings before interest, tax, depreciation and amortization, we could not borrow against the Secured Line.  At June 30, 2009 there was no debt outstanding under the Secured Line.

On May 4, 2009, we entered into subscription agreements and note purchase agreements with certain institutional and accredited investors related to a private placement of our common stock, convertible promissory notes and nonconvertible promissory notes.  The private placement included the sale of an aggregate of 4,587,500 shares of our restricted common stock, which were sold at $0.40 per share, for a total of $1,835,000.  The private placement also included the issuance of a principal amount of $1,860,000 of convertible promissory notes.  These notes and the interest accrued at 10% per annum were automatically converted into 4,713,082 shares of restricted common stock at a per-share conversion price of $0.40 on June 3, 2009, which was the same day that we completed the sale of the restricted common stock.  The private placement also included the issuance of $500,000 of nonconvertible debt.  Such nonconvertible debt is subject to a 10% per annum interest rate and must be repaid together with unpaid accrued interest on April 30, 2010.

In connection with the private placement, we paid placement agents fees amounting to $190,506 and as additional compensation, we issued warrants to the placement agents exercisable for an aggregate of 208,875 shares at an exercise price of $0.40 per share.

Off Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet items as described in Item 303(a)(4)(i)  of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk, or credit risk support.

Contractual Obligations

We retired substantially all of our capital leases during the three months ended March 31, 2009. We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2013.

The details of these contractual obligations are further explained in Note 12 to interim condensed consolidated financial statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of June 30, 2009, we had open non-cancelable purchase orders amounting to $675,721 with our third-party contract manufacturers.

Index

Deferred Revenue

The following table represents our deferred revenue for the periods ended June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008	Increase
Deferred revenue	$1,560,735	$1,313,092	$247,643

Revenue contracts typically include maintenance and hardware support services that are deferred until earned. Maintenance and support service contract periods typically are one year but can range as long as three years.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is deferred until receipt of end-user acceptance or until acceptance history has been established.  The increase in deferred revenue at June 30, 2009, as compared with December 31, 2008 reflects an increased base of customers with maintenance and support contracts that are either new or have been renewed.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, Australian Dollars and the Euro.  We incur operating expenses in U.S. Dollars, Swedish Krona and Australian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates. However, to date, exchange rate fluctuations have had minimal impact on our operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures.

Interest Rate Sensitivity

We had unrestricted cash totaling $2,303,901 at June 30, 2009. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may at times be involved in litigation and other legal claims in the ordinary course of business. We may also, from time to time, when appropriate in management’s estimation, record reserves in our financial statements for pending litigation and other claims. Currently, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A.	Risk Factors.

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Index

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

Risks Related to Our Business

We expect losses for the foreseeable future.*

For the six months ended June 30, 2009 and the year ended December 31, 2008 we incurred losses from operations of approximately $5.3 million and $15.0 million, respectively. We expect to continue to incur losses from operations for the foreseeable future. These losses will result primarily from costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our company.

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations, together with debt financing that management currently believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2010.

However, a number of factors may negatively impact our expectations, including, without limitation:

●	lower than anticipated revenues;

●	higher than expected cost of goods sold or operating expenses; or

●	the inability of our customers to pay for the goods and services ordered.

We believe that current general economic and credit market crisis have created a significantly more difficult environment for obtaining both equity and debt financing.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current economic environment. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs, lay-off employees, and take other steps to reduce our operating expenses. The inability to raise additional financing or the terms of any such financing could have a material adverse effect on our business, results of operations and financial condition.

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

If our products contain undetected software or hardware errors or performance deficiencies, we could incur significant unexpected expenses, experience purchase order cancellations and lose sales.*

Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are first released to the marketplace. Because we frequently introduce new versions and updates to our product line, previously unaddressed errors in the accuracy or reliability of our products, or issues with its performance, may arise. We expect that such errors or performance deficiencies will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by requiring us to incur significant warranty repair costs and support related replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems.

In addition, if our products are not accepted by customers due to defects or performance deficiencies, purchase orders contingent upon acceptance may be cancelled, which could result in a significant lost sales opportunity  or warranty returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

We have a limited operating history on which to evaluate our company.

We were founded in 2002 and became a public company in October 2003 upon our merger with Zowcom, Inc., a publicly-traded Nevada corporation having no operations. Prior to our acquisitions of the Netintact companies, we were a development stage company, devoting substantially all our efforts and resources to developing and testing new products and preparing for the introduction of our products into the marketplace. During this period, we generated insignificant revenues from sales of our products. We completed our share exchange with Netintact AB on August 18, 2006 and Netintact PTY on September 29, 2006. The products we sell today are derived primarily from Netintact. While we have the experience of Netintact operations on a stand-alone basis, we have had limited operating history on a combined basis upon which we can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be achieved from our combined operations.

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

Competition for experienced personnel is intense and our inability to attract and retain qualified personnel could significantly interrupt our business operations.*

Our future performance will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently hired new employees and our plans to expand in all areas will require experienced personnel to augment our current staff. We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management. We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels. Economic conditions may result in significant competition for qualified personnel and we may not be able to attract and retain such personnel. Our business will suffer if it encounters delays in hiring these additional personnel.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our CEO, James Brear, and our CTO, Alexander Havang. Mr. Brear joined the Company and became our CEO in February 2008. The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In California, where we are headquartered, non-competition agreements with employees are generally unenforceable. As a result, if a California employee leaves the Company, he or she will generally be able to immediately compete against us.

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

Also, in early 2008 we reorganized our sales and marketing efforts, including a significant reduction in workforce in these areas and the announcement of two new senior sales management personnel. In April 2009, as a result of outsourcing our operations and logistics functions, we reduced headcount in our Los Gatos, California and Varberg, Sweden offices, resulting in approximately a 25% overall reduction in our workforce.  These reductions in our workforce may impair our ability to recruit and retain qualified employees in the future, and there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

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

We offer technical support services with our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services offered by actual or potential competitors. Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. If we experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers and our results of operations.

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

We compete in a rapidly evolving and highly competitive sector of the networking technology market, on the basis of price, service, warranty and the performance of our products.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Cisco Systems, Allot, Arbor Networks, Blue Coat, Juniper, Ericsson, Brocade Communications Systems and Sandvine, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  We have encountered, and expect to encounter, customers who are extremely confident in, and committed to, the product offerings of our competitors.  Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the potential opportunity in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.  In addition, a prolonged or deeper economic downturn may result in reduced demand for our products, or adversely impact our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive in the current economic environment, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.

We have limited ability to protect our intellectual property and defend against claims which may adversely affect our ability to compete.

For our primary line of PacketLogic products, we rely primarily on trade secret law, contractual rights and trademark law to protect our intellectual property rights. We cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

Index

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

If our agreement with Continuous Computing terminates or if Continuous Computing does not perform its obligations under our agreement, it could take many months to find and establish an alternative relationship with another outsource manufacturer to provide these services, or to re-establish this capability ourselves.  During this time, we may not be able to fulfill our customers’ orders for most of our products in a timely manner. The cost of establishing alternative capabilities to replace those offered by Continuous Computing could be prohibitive.

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

Index

Due to our lengthy sales cycle, particularly to larger customers, and our revenue recognition practices, we expect our revenue may fluctuate dramatically from period to period. In pursuing sales opportunities with larger enterprises, we expect that we will make fewer sales to larger entities, but that the magnitude of individual sales will be greater. We may report substantial revenue growth in the period that we recognize the revenue from a large sale, which may not be repeated in an immediately subsequent period. As such, our revenues could fluctuate materially from period to period, which may cause the price of our common stock to decline. In addition, even after we have received commitments from a customer to purchase our products, in accordance with our revenue recognition practices we may not be able to recognize and report the revenue from that purchase for months or years. As a result, there could be significant delays in our receipt and recognition of revenue following sales orders for our products.

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

Index

We described a material weakness with our internal controls under Item 9A of our Annual Report for the year ended December 31, 2007, as follows: we did not complete our annual report on Form 10-K and financial reports in sufficient time to allow for review and comment, which resulted in a significant number of last minute changes and could have resulted in material errors to the financial statements. We also identified significant deficiencies in our internal controls. For the year ended December 31, 2008 we did not identify any material weaknesses.

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

The price of our common stock could decline if our financial results are materially affected by the foregoing.

Our headquarters are located in Northern California where disasters may occur that could disrupt our operations and harm our business.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our local suppliers. In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results. Although we currently have significant redundant capacity in Sweden in the event of a natural disaster or catastrophic event in Silicon Valley, our business could nonetheless suffer. The operations in Sweden are subject to disruption by extreme winter weather.

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

We believe that the market for bandwidth management solutions is in an early stage of development. We cannot accurately predict the future size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to execute our strategy, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions. The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks. The failure of the market to rapidly grow would adversely affect our sales and sales prospects, leading to sustained financial losses and a decline in the price of our common stock.

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

  The market price of our common stock is likely to be highly volatile because the stock market in general, and the market for small cap and micro cap technology companies, such as ours, in particular, has been highly volatile.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of technology innovations by our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the network control and management industry;

•	changes in the market valuations of other such industry related companies;

•	the acceptance by institutional investors of our stock;

•	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements;

•	the gain or loss of a significant customer; or

•
the stock market in general, and the market prices of stocks of technology companies, in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Holders of our common stock may be diluted in the future.*

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At June 30, 2009, there were 94,082,724 shares of common stock outstanding, outstanding warrants to purchase 4,185,021 shares of common stock, and outstanding stock options to purchase 7,741,192 shares of common stock. In addition, at June 30, 2009, we have an authorized reserve of 3,590,529 shares of common stock which we may grant as stock options or other equity awards pursuant to our stock option plans.

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

Sales of a substantial number of shares of common stock could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  If, and to the extent, outstanding options or warrants are exercised, current stockholders will experience dilution to their holdings. In addition, shares issuable upon exercise of our outstanding warrants and stock options may be immediately sold pursuant to an effective registration statement. If a warrant or option holder exercises a warrant or an option at an exercise price that is less than the prevailing market value of our common stock, the holder may be motivated to immediately sell the resulting shares to realize an immediate gain, which could cause the trading price of our common stock to decline.

Index

In connection with our acquisition of the Netintact entities in 2006, we entered into a lock-up agreement with the former Netintact stockholders under which they agreed not to sell the approximately 19,000,000 shares of our common stock that were issued to them as consideration for the acquisition or issuable upon exercise of warrants issued in connection with the acquisition.  The final one-third of the shares and shares will be released from the lock-up agreement during the current quarter, with 6,040,000 shares being released on August 18, 2009 and 293,333 shares being released on September 29, 2009. Once released from lock-up, the shares are freely tradable and may generally be sold without restriction, which could cause the trading price of our common stock to decline.

The NYSE Amex Equities may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our shares of common stock are listed on the NYSE Amex Equities. Maintaining our listing on the NYSE Amex Equities requires that we fulfill certain continuing listing standards, including maintaining a trading price for our common stock that the NYSE Amex Equities does not consider unduly low and adhering to specified corporate governance requirements. If the NYSE Amex Equities delists our securities from trading, we could face significant consequences, including:

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

As a result of these requirements, the market price of our securities may be adversely impacted, and current stockholders may find it more difficult to sell our securities.

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

Index

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	restricting the ability of stockholders to take action by written consent; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions could allow our Board of Directors to affect your rights as a stockholder since our Board of Directors can make it more difficult for common stockholders to replace members of the Board. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire us and may impact the rights of common stockholders. All of the foregoing could adversely impact the price of our common stock and your rights as a stockholder.

We do not pay and do not expect to pay cash dividends on our common stock.

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

On May 4, 2009, the Company entered into subscription agreements and note purchase agreements with certain institutional and accredited investors related to a private placement of the Company’s common stock, convertible promissory notes and nonconvertible promissory notes.  The private placement included the sale of an aggregate of 4,587,500 shares of the Company’s restricted common stock, which were sold at $0.40 per share on June 3, 2009 for total proceeds of $1,835,000.  The private placement also included the issuance of a principal amount of $1,860,000 of convertible promissory notes.  Such notes and interest accrued at 10% per annum interest rate were automatically converted into 4,713,082 shares of restricted common stock at a per-share conversion price of $0.40 on June 3, 2009, the day that the Company completed the sale of the restricted common stock.  The private placement also included the issuance of $500,000 of nonconvertible debt.

The Company realized net proceeds of approximately $3.5 million from the equity offering after deducting fees of $190,506 to the placement agents and other transaction expenses. As additional compensation to the placement agents in connection with the private placement, the Company also issued to the placement agents warrants exercisable for an aggregate of approximately 208,875 shares at an exercise price of $0.40 per share (total fair value of $92,438).

During the six months ended June 30, 2009, a warrant holder exercised rights to purchase 148,704 shares of common stock at a price of $0.01 in a cashless exercise.

The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended, for each of the issuances described in this Item 2.  Based upon the number of persons receiving shares of our common stock in the transaction, their financial position and sophistication and the absence of any general solicitation, the transactions were determined not to involve any public offering.

Item 3.	Defaults Upon Senior Securities.

No.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.*

3.2
Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.*

Index

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

10.1
Executive Employment Agreement by and between Procera Networks, Inc. and Charles Constanti, included as Exhibit 10.1 to our current report on Form 8-K filed on April 30, 2009 and incorporated herein by reference.(1)(2)

10.2	Form of Subscription Agreement, included as Exhibit 10.1 to our current report on Form 8-K filed on May 8, 2009 and incorporated herein by reference.(1)

10.3	Form of Note Purchase Agreement (Convertible Promissory Note), included as Exhibit 10.2 to our current report on Form 8-K filed on May 8, 2009 and incorporated herein by reference.(1)

10.4	Form of Note Purchase Agreement (Nonconvertible Promissory Note), included as Exhibit 10.3 to our current report on Form 8-K filed on May 8, 2009 and incorporated herein by reference.(1)

10.5	Amendment to Lease Agreement between Procera Networks, Inc. and Vasona Business Park, dated April 30, 2009.

10.6	Form of Indemnification Agreement between Procera Networks, Inc. and its directors and officers.

10.7	Summary of Agreement between Procera Networks, Inc. and Continuous Computing Corporation, dated April 13, 2009.(3)

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

(1)	Previously filed

(2)	Indicates management contract or compensatory plan or arrangement.

(3)	Confidential treatement has been sought for portions of this document.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
Date: August 12, 2009		Charles Constanti, Chief Financial Officer
(Principal Financial Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.(1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

10.1
Executive Employment Agreement by and between Procera Networks, Inc. and Charles Constanti , included as Exhibit 10.1 to our current report on Form 8-K filed on April 30, 2009 and incorporated herein by reference.(1)(2)

10.2	Form of Subscription Agreement, included as Exhibit 10.1 to our current report on Form 8-K filed on May 8, 2009 and incorporated herein by reference.(1)

10.3	Form of Note Purchase Agreement (Convertible Promissory Note), included as Exhibit 10.2 to our current report on Form 8-K filed on May 8, 2009 and incorporated herein by reference.(1)

10.4	Form of Note Purchase Agreement (Nonconvertible Promissory Note), included as Exhibit 10.3 to our current report on Form 8-K filed on May 8, 2009 and incorporated herein by reference.(1)

10.5	Amendment to Lease Agreement between Procera Networks, Inc. and Vasona Business Park, dated April 30, 2009.

10.6	Form of Indemnification Agreement between Procera Networks, Inc. and its directors and officers.

10.7	Summary of Agreement between Procera Networks, Inc. and Continuous Computing Corporation, dated April 13, 2009.(3)

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

(1)	Previously filed

(2)	Indicates management contract or compensatory plan or arrangement.

(3)	Confidential treatement has been sought for portions of this document.