Form 10-Q
period 2009-09-30
PROCERA NETWORKS INC
filed 2009-11-09
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 3, 2009, the registrant had 94,082,724 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$2,389,449	$1,721,225
Accounts receivable, less allowance of $212,004 and $182,760, at September 30, 2009 and December 31, 2008	5,677,625	5,454,745
Inventories, net	2,104,103	3,445,802
Prepaid expenses and other	546,521	824,340
Total current assets	10,717,698	11,446,112

Property and equipment, net	732,419	2,573,045
Purchased intangible assets, net	—	964,405
Goodwill	960,209	960,209
Other non-current assets	47,223	47,294
Total assets	$12,457,549	$15,991,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,302,241	$2,457,430
Deferred revenue	1,923,597	1,313,092
Accrued liabilities	1,525,608	1,841,442
Notes payable	500,000	550,000
Capital leases payable-current portion	—	11,543
Total current liabilities	5,251,446	6,173,507

Non-current liabilities
Deferred rent	38,450	24,234
Deferred tax liability	—	695,239
Capital leases payable - non-current portion	—	39,584
Total liabilities	5,289,986	6,932,564

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 94,082,724 and 84,498,491 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	94,083	84,498
Additional paid-in capital	67,356,581	61,142,430
Accumulated other comprehensive loss	(281,086)	(428,107)
Accumulated deficit	(60,002,015)	(51,740,320)
Total stockholders’ equity	7,167,563	9,058,501
Total liabilities and stockholders’ equity	$12,457,549	$15,991,065

See accompanying notes to interim condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales:
Product Sales	$3,787,205	$2,209,605	$8,509,093	$5,748,372
Support Sales	796,279	479,568	2,255,444	1,271,874
Total net sales	4,583,484	2,689,173	10,764,537	7,020,246
Cost of sales:
Product cost of sales	2,969,853	1,788,622	6,909,181	4,209,445
Support cost of sales	125,699	125,654	330,188	423,797
Total cost of sales	3,095,552	1,914,276	7,239,369	4,633,242

Gross profit	1,487,932	774,897	3,525,168	2,387,004

Operating expenses:
Engineering	583,738	809,201	1,903,187	2,497,734
Sales and Marketing	1,622,291	2,094,101	4,961,082	6,435,501
General and Administrative	1,088,302	1,896,837	3,807,342	5,392,988
Total operating expenses	3,294,331	4,800,139	10,671,611	14,326,223

Loss from operations	(1,806,399)	(4,025,242)	(7,146,443)	(11,939,219)

Other income (expense):
Interest and other income	11,234	27,371	36,503	53,254
Interest and other expense	(75,752)	(14,569)	(1,843,205)	(49,373)
Total other income (expense)	(64,518)	12,802	(1,806,702)	3,881

Loss before income taxes	(1,870,917)	(4,012,440)	(8,953,145)	(11,935,338)
Income tax benefit	275,870	259,904	691,450	782,295
Net loss	$(1,595,047)	$(3,752,536)	$(8,261,695)	$(11,153,043)

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.09)	$(0.14)
Shares used in computing net loss per share-basic and diluted	94,082,724	79,018,207	88,516,837	77,424,517

See accompanying notes to interim condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,261,695)	$(11,153,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,875,585	1,885,042
Amortization of intangibles	964,405	1,079,250
Common stock issued for services rendered	—	736,000
Compensation related to stock-based awards	885,952	1,289,196
Interest expense related to conversion option embedded in convertible notes	1,664,756	—
Warrants issued to non-employees	—	306,484
Provision for excess and obsolete inventory	82,755	9,636
Deferred income taxes	(695,239)	(779,712)
Loss on retirement of fixed assets	7,508	—
Changes in assets and liabilities:
Accounts receivable	(74,847)	(1,659,264)
Inventories	1,388,696	(1,530,681)
Prepaid expenses and other current assets	313,713	(508,876)
Accounts payable	(1,198,981)	604,633
Accrued liabilities and deferred rent	(431,601)	(154,058)
Deferred revenue	519,195	177,651
Net cash used in operating activities	(2,959,798)	(9,697,742)

Cash flows from investing activities:
Purchase of equipment	(66,789)	(724,362)
Net cash used in investing activities	(66,789)	(724,362)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,538,227	5,829,118
Proceeds from exercise of warrants	—	2,175,572
Proceeds from exercise of stock options	134,800	318,712
Proceeds from issuance of debt instruments	500,000	550,000
Payments on debt instruments	(550,000)	—
Capital lease payments	(1,682)	(28,298)
Net cash provided by financing activities	3,621,345	8,845,104

Effect of exchange rates on cash and cash equivalents	73,466	538,026

Net increase (decrease) in cash and cash equivalents	668,224	(1,038,974)

Cash and cash equivalents, beginning of period	1,721,225	5,864,648

Cash and cash equivalents, end of period	$2,389,449	$4,825,674

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on stockholders' equity, previously reported net loss, or the net change in cash and cash equivalents.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries, Netintact AB and Netintact PTY.  All significant inter-company balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations.  Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient product and service revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies. Historically, the Company’s growth and working capital needs have been funded through a combination of private equity, debt and lease financing. As of September 30, 2009, the Company had approximately $2,389,000 of unrestricted cash, $5,466,000 of working capital, and $60 million in accumulated deficit. As further explained in Note 12 the Company could not borrow against the $3.0 million Secured Line of Credit with the Peninsula Bank as of September 30, 2009.

As discussed in Note 10, in May 2009, the Company entered into agreements with a group of private institutional and accredited investors whereby the Company received approximately $4.0 million by selling shares of its common stock and promissory notes.  Management is focused on managing costs in line with estimated total revenue for the balance of fiscal 2009 and beyond, including contingencies for cost reductions if projected revenue is not fully realized. However, there can be no assurance that anticipated revenue will be realized or that the Company will successfully implement its plans.  The Company has experienced negative operating margins and negative cash flow from operations, and if this trend continues, the Company may have an ongoing requirement for additional capital investment. The Company may need to raise substantial additional capital to accomplish all of its business objectives over the next several years. In addition, the Company may in the future selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in order to expand its presence in the marketplace and achieve operating efficiencies. The Company can make no assurance with respect to either the availability or terms of such financing and capital when it may be required.

Index

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the three and nine months ended September 30, 2009 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Subsequent Events. The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending September 30, 2009, this date was November 9, 2009.

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

Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with debt using the Black-Scholes valuation method. The total proceeds received in the sale of debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature, as codified in ASC 470-20. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.

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

Derivatives. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“Embedded Derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance its operations, and the subsequent financing transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and Embedded Derivatives, if applicable, are measured at fair value and marked to market through earnings, as codified in ASC 815-15. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Index

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.  The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the three and nine month periods ended September 30, 2009.   When impairment indicators are present, the Company utilizes various methods to determine the fair value of its non-financial assets.  For example, to value property plant and equipment, we would use the cost method for determining fair value; for goodwill we would use a combination of analyzing the Company’s market capitalization based on the market price of the Company’s common stock and a determination of discounted cash flows of the Company’s operations.

Effective January 1, 2009, the Company adopted an accounting standard that requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as codified in ASC 260. The adoption of this accounting standard had no impact on the calculation of our earnings per share because the Company has not issued participating securities.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). This standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Index

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

4.	STOCK-BASED COMPENSATION

The Company has an equity incentive plan that provides for the grant of incentive stock options to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Cost of goods sold	$15,943	$18,193	$50,397	$31,434
Research and development	8,585	72,267	25,869	213,136
Sales and marketing	57,694	110,358	217,291	346,223
General and administrative	193,622	264,692	592,395	698,403
Total stock-based compensation expense	275,844	465,510	885,952	1,289,196

Income tax benefit	—	—	—	—
Total stock-based compensation expense, net of income tax	$275,844	$465,510	$885,952	$1,289,196

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	7,988,274	$1.25
Authorized	-	-
Granted	1,781,944	$0.74
Exercised	(215,000)	0.63
Cancelled	(1,904,687)	$1.31

Outstanding at September 30, 2009	7,650,531	$1.13	8.13	$48,600

Vested and expected to vest at September 30, 2009	7,319,722	$1.12	8.04	$48,030

Exercisable at September 30, 2009	3,870,113	$1.18	7.65	$44,800

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was $70,200 and $311,328, respectively.

As of September 30, 2009, total unrecognized compensation cost related to unvested stock options was $2,541,172, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.88 years.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $0.52 and $1.10, respectively.

Index

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model while the expense is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock-based awards granted during the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Expected term (years)	4.61	6.8	4.27	6.9
Expected volatility	97.4%	93%	98.6%	94%
Risk-free interest rate	2.10%	3.70	1.64%	3.09%
Expected dividend yield	0%	0%	0%	0%

The Company calculated the expected term of stock options granted using historical exercise data.  The Company used the exact number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates) adjusted as appropriate. Expected volatilities were estimated using the historical share price performance over a period equivalent to the expected term of the option.  The risk-free interest rate for a period equivalent to the expected term of the option was extrapolated from the U.S. Treasury yield curve in effect at the time of the grant. The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator - basic and diluted	$(1,595,047)	$(3,752,536)	$(8,261,695)	$(11,153,043)

Denominator - basic and diluted
Weighted average common shares outstanding	94,082,724	79,018,207	88,516,837	77,424,517
Total	94,082,724	79,018,207	88,516,837	77,424,517
Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.09)	$(0.14)
Antidilutive securities:
Options issued and outstanding	7,650,531	9,368,727	7,650,531	9,368,727
Warrants	3,660,021	4,302,414	3,660,021	4,302,414
Total	11,310,552	13,671,141	11,310,552	13,671,141

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net loss	$(1,595,047)	$(3,752,536)	$(8,261,695)	$(11,153,043)
Foreign currency translation adjustment	(125,335)	(480,689)	147,021	(388,878)
Comprehensive loss	$(1,720,382)	$(4,233,225)	$(8,114,674)	$(11,541,921)

7.	INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Finished goods	$2,064,327	$3,149,155
Work in process	--	74,892
Raw materials	39,776	221,755
Inventories, net	$2,104,103	$3,445,802

Because the Company in 2009 began to obtain inventory in a form that requires minimal modification by the Company, it has only a minimal amount of raw materials and no work-in-process inventory.

8.	GOODWILL AND OTHER INTANGIBLES

The following is a summary of other intangibles as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Gross Intangible	Accumulated Amortization	Net Intangible Assets	Gross Intangible	Accumulated Amortization	Net Intangible Assets

Customer base	$4,317,000	$(4,317,000)	$—	$4,317,000	$(3,352,595)	$964,405

Index

Amortization expense relating to purchased intangible assets was $244,905 and $964,405, respectively, for the three and nine months ended September 30, 2009 and $359,750 and $1,079,250, respectively, for the three and nine months ended September 30, 2008.

Goodwill as of September 30, 2009 and December 31, 2008 was $960,209.

9.	ACCRUED LIABILITIES

Accrued liabilities at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Payroll and related	$760,095	$770,655
Audit and legal services	32,229	253,580
Sales, VAT, income tax	101,886	78,599
Sales commissions	287,032	547,867
Warranty	202,003	129,763
Other	142,363	60,978
Total	$1,525,608	$1,841,442

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

Changes in the warranty reserve during the nine months ended September 30, 2009 were as follows:

Warranty obligation at December 31, 2008	$129,763
Provision for current period sales	96,248
Deductions for warranty claims processed during the period	(24,008)
Warranty obligation at September 30, 2009	$202,003

10.	STOCKHOLDERS’ EQUITY

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

Convertible Promissory Notes

The 10% convertible note agreements issued for a total principal amount of $1,860,000 were converted into common stock of the Company on June 3, 2009.  On the issuance date, the Company recognized the value of the embedded beneficial conversion feature of $1,664,756 as additional paid-in capital and an equivalent debt discount. This debt discount is recorded as interest expense in the nine month period September 30, 2009.

Index

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815-15. ASC 815-15 generally requires companies to separate conversion features embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815-15 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is defined.

Furthermore, the Company accounts for convertible notes (if deemed conventional) in accordance with the provisions of ASC 470-20.  Accordingly, the Company records the intrinsic value of such conversion options as a discount to convertible notes, based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Conversion of Stock Options and Warrants into Common Stock

During the nine months ended September 30, 2009, option holders exercised rights to purchase 215,000 shares of common stock at prices ranging from $0.52 to $0.92 per share, resulting in net proceeds to the Company of $134,800.

During the nine months ended September 30, 2009, a warrant holder exercised rights to purchase 148,704 shares of common stock at a price of $0.01per share in a cashless exercise.

Warrants

A summary of warrant activity for the nine months ended September 30, 2009 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2008	4,302,414	$1.05
Issued	208,875	0.40
Exercised	(148,704)	0.01
Cancelled/expired	(702,564)	1.18
Outstanding September 30, 2009	3,660,021	$1.04

The chart below shows the outstanding warrants as of September 30, 2009 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.40	1,247,750	1.62	1,247,750
0.60	569,107	1.88	569,107
1.12	70,000	0.83	70,000
1.50	1,380,000	2.17	1,380,000
1.75	17,759	1.96	17,759
1.78	100,000	0.40	--
2.00	199,988	2.80	199,988
2.14	75,417	0.32	75,417

$1.03	3,660,021	1.86	3,560,021

11.	INCOME TAXES

At September 30, 2009 and December 31, 2008, the Company had $194,775 of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2001-2008 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to September 30, 2010.

Index

In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. A valuation allowance is required to be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

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

As of September 30, 2009, future minimum lease payments under operating leases are as follows:

Operating Leases

Three months ending December 31, 2009	$83,690
Years ending December 31,
2010	391,306
2011	279,764
2012	139,389
2013	34,847
Total minimum lease payments	$928,996

Capital Leases

The Company retired substantially all of its capital leases during the three months ended March 31, 2009.

Secured Line of Credit

On March 13, 2009, the Company entered into a secured line of credit agreement (“Secured Line of Credit”) for working capital purposes with Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula (“Peninsula Bank”). The Secured Line of Credit provides for maximum borrowings of $3 million through March 12, 2010. Borrowings will bear interest at the bank’s prime rate plus 3.5% but not less than 8% per annum. The maximum amount that may be outstanding under this credit facility is $3,000,000. The Secured Line of Credit is secured by substantially all of the Company’s assets and contains covenants requiring, among other things, certain minimum financial covenants, as well as restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets, or engage in mergers, consolidations or dispositions.  At September 30, 2009, because the Company was not in compliance with the minimum covenant for earnings before interest, taxes, depreciation and amortization, the Company could not borrow against the Secured Line of Credit, and there was no debt outstanding under the Secured Line of Credit.

Notes Payable

In April 2009, the Company received loan proceeds totaling $500,000 through a private placement of nonconvertible debt.  Such nonconvertible debt bears interest at 10% per annum, which interest is due and payable on a quarterly basis.   The nonconvertible debt is due together with any unpaid accrued interest on April 30, 2010. As of September 30, 2009, other accrued liabilities included $12,603 of accrued interest associated with the nonconvertible debt.

In August 2008, the Company received loan proceeds totaling $550,000 from an individual and a financial institution and issued promissory notes in that amount. These notes bore interest at a rate of 10% per annum.  The Company made principal repayments of $250,000 in February 2009, $150,000 in April 2009, and the remaining outstanding principal of $150,000 was repaid in August, 2009.

Index

13.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales:
United States	$3,827,743	$698,109	$5,243,319	$1,695,927
Latin America	—	165,225	117,676	447,305
Europe, Middle East and Asia	755,741	1,825,839	5,403,542	4,877,014

Total	$4,583,484	$2,689,173	$10,764,537	$7,020,246

	September 30, 2009	December 31, 2008
Long-lived assets
United States	$1,477,606	$1,725,733
Europe	192,853	2,747,667
Australia	69,392	71,553
Total	$1,739,851	$4,544,953

Sales made to customers located outside the United States as a percentage of total net revenues were 16% and 51% for the three and nine months ended September 30, 2009, respectively, and 74% and 76% for the three and nine months ended September 30, 2008, respectively.

For the three and nine months ended September 30, 2009, revenue from one customer accounted for 73% and 32% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue. For the three and nine months ended September 30, 2008, revenue from two customers accounted for 27% and 23% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

At September 30, 2009, accounts receivable from one customer accounted for 39% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2008, accounts receivable from four customers accounted for 44% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of September 30, 2009 and December 31, 2008, approximately 55% and 82%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could”, “initial” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

Management believes that there have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009. In accordance with SEC guidance, the Company believes the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

·	Revenue Recognition;
·	Valuation of Goodwill, Intangible and Long-Lived Assets;
·	Allowance for Doubtful Account;
·	Stock-Based Compensation; and
·	Accounting for Income Taxes.

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on our consolidated financial statements.  Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the three and nine month periods ended September 30, 2009.   When impairment indicators are present, we utilize various methods to determine the fair value of its non-financial assets.  For example, to value property plant and equipment, we would use the cost method for determining fair value; for goodwill we would use a combination of analyzing our market capitalization based on the market price of our common stock and a determination of discounted cash flows of our operations.

Index

Effective January 1, 2009, we adopted an accounting standard that requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as codified in ASC 260. The adoption of this accounting standard had no impact on the calculation of our earnings per share because we have not issued participating securities.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements.

Effective July 1, 2009, we adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the our consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

Index

Results of Operations

Comparison of Three and Nine Months ended September 30, 2009 and 2008

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Increase	2009	2008	Increase
	($ in thousands)			($ in thousands)

Net product revenue	$3,787	$2,210	71%	$8,509	$5,748	48%
Net support revenue	796	480	66%	2,255	1,272	77%
Total revenue	$4,583	$2,689	70%	$10,765	$7,020	53%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from support and services.

The increase in product revenue of 71% and 48% for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 reflected increased sales volume of our high-end PL10000 series product, which was introduced in the second quarter of 2008.

The increased support revenue of 66% and 77% for the three and nine months ended September 30, 2009, respectively, when compared with the same periods in 2008 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services.

Based on our current sales growth and recent new product introductions such as the PL10000, we believe that our revenue will continue to grow in the fourth quarter of 2009 as compared with the same period in 2008.

Cost of Sales

Cost of sales included: (i) direct labor and direct material costs for products sold, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory.  The following table presents the breakdown of cost of sales by category:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	($ in thousands)			($ in thousands)

Materials and per-use licenses	$2,347	$916		$4,077	$2,049
Percent of net product revenue	62%	41%	21%	48%	36%	12%
Applied labor and overhead	223	302		1,124	703
Percent of net product revenue	6%	14%	(8)%	13%	12%	4%
Other indirect costs	146	188		691	312
Percent of net product revenue	4%	9%	(5)%	8%	5%	3%
Product Costs	2,716	1,406		5,892	3,064
Percent of net product revenue	72%	64%	8%	69%	53%	19%

Support costs	126	126		330	424
Percent of net support revenue	16%	26%	(10)%	15%	33%	(18)%

Amortization of acquired assets	254	382		1,017	1,145
Percent of total net revenue	6%	14%	(8)%	9%	16%	(9)%

Total costs of sales	$3,096	$1,914		$7,239	$4,633
Percent of total net revenue	68%	71%	(3)%	67%	66%	1%

Index

Total cost of sales increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008, as a result of material costs associated with increased product revenues, per-use technology license fees negotiated in the second quarter of 2009 of approximately $260,000 and consigned inventory write-offs of $175,000, both of which were recorded in the second quarter of 2009.

Gross Profit

Gross profit for the three and nine month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	($ in thousands)			($ in thousands)
Gross profit	$1,488	$775	92%	$3,525	$2,387	48%
Percent of total net revenue	32%	29%		33%	34%

Gross profit margin for the three months ended September 30, 2009, increased by 3 percentage points to 32% from 29% in the comparable period in the prior year.  This increase reflected a decrease in amortization of acquisition related intangible assets to $254,333 in the three months ended September 30, 2009, compared with $381,500 in the three months ended September 30, 2008.

Gross profit margin for the nine months ended September 30, 2009, decreased by 1 percentage point to 33% from 34% in the comparable period in the prior year.  This decrease reflects the impact of increased technology license fees of approximately $260,000 and consigned inventory write-offs of approximately $175,000 that were recorded in the second quarter of 2009; partially offset by the margin rate benefit of fairly flat overhead against increased sales.

Operating Expense

Operating expenses for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

Research and development	$584	$809	(28)%	$1,903	$2,498	(24)%
Sales and marketing	1,622	2,094	(23)%	4,961	6,436	(23)%
General and administrative	1,088	1,897	(43)%	3,807	5,393	(29)%
Total	$3,294	$4,800	(31)%	$10,672	$14,326	(26)%

Research and Development

Research and development expenses consisted of costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining efforts for products already released and development costs associated with new products.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

Research and development	$584	$809	(28)%	$1,903	$2,498	(24)%
As a percentage of net revenue	13%	30%		18%	36%

Research and development expenses for the three and nine months ended September 30, 2009 decreased by $225,463 and $594,547, respectively, compared to the same periods in 2008 as a result of reduced research and development headcount and employee compensation costs, and decreased stock-based compensation costs. These reductions related to the outsourcing of hardware development while retaining software development.  Stock-based compensation recorded to research and development expense in the three and nine months ended September 30, 2009 was $8,585 and $25,869, respectively, a decrease from $72,267 and $213,136 in the same periods in 2008.

Index

Sales and Marketing

Sales and marketing expenses primarily included personnel costs, sales commissions, and marketing expenses such as trade shows, channel development and literature.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

Sales and marketing	$1,622	$2,094	(23)%	$4,961	$6,436	(23)%
As a percentage of net revenue	35%	78%		46%	92%

Sales and marketing expenses for the three and nine months ended September 30, 2009 decreased by $471,810 and $1,474,419, compared to the same periods in 2008, reflecting decreased headcount and employee compensation costs, decreases in stock-based compensation costs, decreases in acquisition related intangible asset amortization expense and reductions in discretionary marketing spending, such as expenses related to trade shows.  Acquisition related intangible asset amortization expense recorded to sales and marketing expense in the three and nine months ended September 30, 2009 was $244,905 and $964,405, respectively, a decrease from $359,750 and $1,079,250 in the same periods of 2008.  Stock-based compensation recorded to sales and marketing expense in the three and nine months ended September 30, 2009 was $57,694 and $217,291, respectively, a decrease from $110,358 and $346,223 in the same periods in 2008.

General and Administrative

General and administrative expenses consisted primarily of personnel and facilities costs related to our executive, finance, human resources and legal organizations, fees for professional services and amortization of intangible assets.  Professional services include costs associated with legal, audit and investor relations consulting costs.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Decrease	2009	2008	Decrease
	($ in thousands)			($ in thousands)

General and administrative	$1,088	$1,897	(43)%	$3,807	$5,393	(29)%
As a percentage of net revenue	24%	71%		35%	77%

General and administrative expenses for the three and nine months ended September 30, 2009 decreased by $808,535 and $1,585,646, respectively, compared to the same periods in 2008, reflecting reduced headcount and employee compensation costs, decreases in acquisition related intangible asset amortization expense, decreases in stock-based compensation costs and reduced consulting and outside service costs.  Acquisition related intangible asset amortization expense recorded to general and administrative expense in the three and nine months ended September 30, 2009 was $126,169 and $496,835, respectively, a decrease from $185,333 and $556,000 in the same periods of 2008.  Stock-based compensation recorded to general and administrative expense in the three and nine months ended September 30, 2009 was $193,622 and $592,395, respectively, a decrease from $264,692 and $698,403 in the same periods in 2008.

Interest and Other Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Increase	2009	2008	Increase
	($ in thousands)			($ in thousands)

Interest and other expense	$76	$15	$61	$1,843	$49	$1,794

Interest expense in the nine months ended September 30, 2009 included $1,664,756 of interest expense related to the conversion option embedded in the convertible promissory notes that were issued and then converted into 4,713,082 shares of common stock in the quarter ended June 30, 2009.  This interest expense was calculated based on the intrinsic value of the embedded option on the date that each convertible promissory note was executed.  The intrinsic value was based on the difference between the $0.40 embedded option and the approximately $0.75 average price of our common stock on the issuance date of the promissory notes.  The calculated interest (or discount) is amortized over the life of the promissory notes.  Therefore, because the notes were converted to common stock in the same quarter that they were issued, all of the interest related to the embedded option was recorded (or fully amortized) the quarter ended June 30, 2009.

Index

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in the states of California and Massachusetts.  We recorded a tax benefit primarily from the amortization of acquisition related intangible assets. We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)

Net cash used in operating activities	$(2,960)	$(9,698)
Net cash used in investing activities	(67)	(724)
Net cash provided by financing activities	3,621	8,845
Effect of exchange rate changes on cash and cash equivalents	73	538
Net increase (decrease) in cash and cash equivalents	$668	$(1,039)

During the nine months ended September 30, 2009, we used $3.0 million of cash in operating activities which was $6.7 million less than the $9.7 million use of cash in operating activities in same period in 2008. This reduction in the use of cash in operating activities resulted from reduced operating expenses from cost reduction efforts, as well as cash provided by inventories.  During the nine months ended September 30, 2009, the primary uses of cash in operating activities was our $8.3 million net loss, $1.2 million decrease in accounts payable and $431,601 in decreased accruals offset by cash provided by a $1.4 million reduction in inventories, a $313,713 reduction in prepaid expenses and a $519,195 increase in deferred revenue.    Net cash provided by financing activities during the nine months ended September 30, 2009 included proceeds from the issuance of common stock of $3.5 million, $500,000 of notes issued (partially offset by loan repayments of $550,000) and proceeds from stock option exercises of $134,800.

During the nine months ended September 30, 2008, we used $9.7 million of cash in operating activities.  The primary uses of cash in operating activities was our $11.2 million net loss, $1.5 million increase in inventories and $1.7 million increase in accounts receivable.  Net cash provided by financing activities during the first nine months of 2008 reflected $5.8 million from the issuance of common stock, $2.2 million from the exercise of warrants, $550,000 of notes issued and proceeds from stock option exercises of $318,712.

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

On March 13, 2009, we entered into a secured line of credit (“Secured Line”) for working capital purposes with Peninsula Bank. The Secured Line provides for maximum borrowings of $3 million through March 12, 2010. Borrowings will bear interest at the bank’s prime rate plus 3.5% but not less than 8% per annum. The Secured Line is secured by substantially all of our assets and contains covenants requiring, among other things, certain minimum financial covenants, as well as restrictions on our ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets, or engage in mergers, consolidations or dispositions. At September 30, 2009, because we were not in compliance with the minimum covenant for earnings before interest, tax, depreciation and amortization, we could not borrow against the Secured Line.  At September 30, 2009 there was no debt outstanding under the Secured Line.

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

Index

In connection with the private placement, we paid placement agents fees amounting to $190,506 and as additional compensation, we issued warrants to the placement agents exercisable for an aggregate of 208,875 shares at an exercise price of $0.40 per share.

Off Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet items as described in Item 303(a)(4)(i)  of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk, or credit risk support.

Contractual Obligations

We retired substantially all of our capital leases during the three months ended March 31, 2009. We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2013.

The details of these contractual obligations are further explained in Note 12 to interim condensed consolidated financial statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of September 30, 2009, we had open non-cancelable purchase orders amounting to $3.2 million with our third-party contract manufacturers.

Deferred Revenue

The following table represents our deferred revenue for the periods ended September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008	Increase
Deferred revenue	$1,923,597	$1,313,092	$610,505

Revenue contracts typically include maintenance and hardware support services that are deferred until earned. Maintenance and support service contract periods typically are one year but can range as long as three years.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is deferred until receipt of end-user acceptance or until acceptance history has been established.  The increase in deferred revenue at September 30, 2009, as compared with December 31, 2008 reflects an increased base of customers with maintenance and support contracts that are either new or have been renewed.

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

Interest Rate Sensitivity

We had unrestricted cash totaling $2,389,449 at September 30, 2009. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(e), under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report, in ensuring that material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our  Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

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

Risks Related to Our Business

We expect to incur losses in future periods.*

For the nine months ended September 30, 2009 and the year ended December 31, 2008 we incurred losses from operations of approximately $7.1 million and $15.0 million, respectively. We expect to continue to incur losses from operations in future periods. If we achieve profitability in a subsequent quarter, that may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

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

Index

●	the inability of our customers to pay for the goods and services ordered.

We believe that current general economic conditions and the recent global credit market crisis have created a significantly more difficult environment for obtaining both equity and debt financing.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current economic environment. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs, lay-off employees and/or take other steps to reduce our operating expenses. The inability to raise additional financing or the terms of any financing we do raise could have a material adverse effect on our business, results of operations and financial condition.

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

We introduced our PL10000 product line in early 2008. When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales and exposing us to greater risk of product obsolescence.

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

We have only recently launched many of our products and services on a worldwide basis. Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, which include the following:

·	successfully introducing new products;

·	successfully servicing and upgrading new products once introduced;

·	increasing brand name recognition;

·	developing new, strategic relationships and alliances;

·	managing expanding operations and sales channels;

·	successfully responding to competition; and

·	attracting, retaining and motivating qualified personnel.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our CEO, James Brear, and our Chief Technical Officer, Alexander Havang. Mr. Brear joined the Company and became our CEO in February 2008. The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In California, where we are headquartered, non-competition agreements with employees are generally unenforceable. As a result, if an employee based in California leaves the Company for any reason, he or she will generally be able to begin employment with one of our competitors or otherwise to compete immediately against us.

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

Also, in early 2008 we reorganized our sales and marketing efforts, including a significant reduction in workforce in these areas and the announcement of two new senior sales management personnel. In April 2009, as a result of outsourcing our hardware engineering and operations functions, we reduced headcount in our Los Gatos, California and Varberg, Sweden offices, resulting in the reduction of approximately 25% of our workforce.  These reductions in our workforce may impair our ability to recruit and retain qualified employees in the future, and there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

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

We may be unable to compete effectively with other companies in our market sector which are substantially larger and more established and have greater resources.*

We compete in a rapidly evolving and highly competitive sector of the networking technology market, on the basis of price, service, warranty and the performance of our products.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Cisco Systems, Allot, Arbor Networks, Blue Coat, Juniper, Ericsson, Brocade Communications Systems and Sandvine, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

Unstable market and economic conditions may have serious adverse consequences on our business.*

Our general business strategy may be adversely affected by the current global economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current financial markets continue to experience volatility or further deterioration, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.  In addition, a prolonged or deeper economic downturn may result in reduced demand for our products, or adversely impact our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive in the current economic environment, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.

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

Index

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

Most of our operations and logistics functions are outsourced to a single third party service provider, and any disruption to the services provided by this third party could disrupt the availability or quality of our products, which would negatively impact our business.*

In April 2009, we entered into an agreement to outsource substantially all our operations and logistics functions to Continuous Computing Corporation of San Diego, California.  These operations and logistics functions were formerly handled in our Los Gatos, California facility.  Continuous Computing loads Procera’s software into servers and other hardware devices, performs testing and inspection services and ships directly to Procera’s customers.

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

Sales of our products to large broadband service providers can involve a lengthy sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expending significant resources without making any sales.*

Index

Our sales cycles are generally lengthy, as our customers undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer until that end-customer decides to incorporate our products in its network. We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years. Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System, or NEBS, certification requirements, which relate the reliability of telecommunications equipment. While our PacketLogic products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

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

Index

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We described a material weakness with our internal controls under Item 9A of our Annual Report for the year ended December 31, 2007, and also identified other significant deficiencies in our internal controls. For the year ended December 31, 2008 we did not identify any material weaknesses.

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

Index

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

Index

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

The market price of our common stock is likely to be highly volatile as is the stock market in general, and the market for small cap and micro cap technology companies, such as ours, in particular, has been highly volatile.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

·	actual or anticipated fluctuations in our quarterly operating results;

·	announcements of technology innovations by our competitors;

Index

·	changes in financial estimates by securities analysts;

·	conditions or trends in the network control and management industry;

·	changes in the market valuations of other such industry related companies;

·	the acceptance by institutional investors of our stock;

·	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements;

·	the gain or loss of a significant customer; or

·
the stock market in general, and the market prices of stocks of technology companies, in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Holders of our common stock may be diluted in the future.*

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At September 30, 2009, there were 94,082,724 shares of our common stock outstanding, outstanding warrants to purchase 3,660,021 shares of our common stock, and outstanding stock options to purchase 7,650,531 shares of our common stock. In addition, at September 30, 2009, we had an authorized reserve of 3,597,856 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing stock option plans.

Any future issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

Shares eligible for future sale by our current stockholders may adversely affect our stock price.*

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

In connection with our acquisition of the Netintact entities in 2006, we entered into a lock-up agreement with the former Netintact stockholders under which they agreed not to sell the approximately 19,000,000 shares of our common stock that were issued to them as consideration for the acquisition or issuable upon exercise of warrants issued in connection with the acquisition.  Because all of these shares now have been released from the lock-up restrictions, the shares are freely tradable and may generally be sold without restriction, which could cause the trading price of our common stock to decline.

The NYSE Amex Equities may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.*

Our shares of common stock are listed on the NYSE Amex Equities. Maintaining our listing on the NYSE Amex Equities requires that we fulfill certain continuing listing standards, including maintaining a minimum equity level of $6 million, maintaining a trading price for our common stock that the NYSE Amex Equities does not consider unduly low and adhering to specified corporate governance requirements. If the NYSE Amex Equities delists our securities from trading, we could face significant consequences, including:

·	a limited availability for market quotations for our securities;

·	reduced liquidity with respect to our securities;

·
 a determination that our common stock is a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

Index

·	a limited amount of news and analyst coverage for our company; and

·	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to NYSE Amex Equities rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on the NYSE Amex Equities or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on the NYSE Amex Equities or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

·	make a special written suitability determination for the purchaser;

·	receive the purchaser’s written agreement to the transaction prior to sale;

·
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

·
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

Nevada law and our articles of incorporation and bylaws contain provisions that may have the effect of preserving our current management or may impact our stockholders’ ability to control our company, such as:

·	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

·	eliminating the ability of stockholders to call special meetings of stockholders;

·	restricting the ability of stockholders to take action by written consent; and

·	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Index

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference. (1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference. (1)

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

(1)	Previously filed

(2)	Indicates management contract or compensatory plan or arrangement.

(3)	Confidential treatment has been sought for portions of this document.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
November 9, 2009		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

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

(1)	Previously filed

(2)	Indicates management contract or compensatory plan or arrangement.

(3)	Confidential treatment has been sought for portions of this document.