Form 10-K
period 2009-12-31
PROCERA NETWORKS INC
filed 2010-03-12
CIK 1165231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.

Commission file 001-33691

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)
Nevada	33-0974674
(State of incorporation)	(I.R.S. Employer Identification No.)

100C Cooper Court	95032
Los Gatos, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 354-7200

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.001 per share	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, based upon the closing price of common stock on such date as reported on the NYSE Amex Equities, was approximately $57,655,980. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 5, 2009 was 112,082,724.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2009.

PROCERA NETWORKS, INC.

FISCAL YEAR 2009
Form 10-K

ANNUAL REPORT

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A.  Forward-looking statements in this report include, but are not limited to, those relating to our potential for future revenues, revenue growth and profitability; markets for our products; our ability to continue to innovate and obtain patent protection; operating expense targets; liquidity; new product development; the possibility of acquiring (and our ability to consummate any acquisition of) complementary businesses, products, services and technologies; the geographical dispersion of our sales; expected tax rates; our international expansion plans; and our development of relationships with providers of leading Internet technologies.

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

Throughout this Annual Report on Form 10-K, we refer to Procera Networks, Inc., a Nevada corporation, as “Procera” or the “Company” and, together with its consolidated subsidiaries, as “we,” “our” and “us,” unless otherwise indicated.  Any reference to “Netintact” refers to our wholly owned subsidiaries, Netintact, AB, a Swedish corporation and Netintact, PTY, an Australian corporation.

Item 1.	Business

Overview

We are a leading provider of evolved network traffic awareness, analysis, and control solutions based on Deep Packet Inspection (DPI) technology for a broad range of broadband service providers worldwide. We believe that our products offer network operators the following advantages:

●	Intelligent network traffic identification, control and service management;

●	High degree of accuracy in identifying applications running on their networks; and

●	The ability to optimize the subscriber experience based on management of the identified traffic.

We have more than 500 customers who have installed over 1,300 of our systems in total. Our customers include:

●	Cable multi-system operators;

●	Mobile service providers;

●	Telecommunications companies;

●	Broadband Internet service providers; and

●	Education, businesses and government entities operating their own internal networks.

Our products are marketed under the PacketLogic™ brand name. We have multiple products that address a broad market spectrum of customers with service provider requirements ranging from 2 megabits per second up to 80 gigibits per second. In mid-2008, we introduced our high capacity PL10000 product line, with which we have been targeting Tier 1 service providers. For our marketing efforts, we consider a Tier 1 service provider to be a large provider of broadband communications services, including such entities as AT&T, Verizon, and British Telecom.

We were incorporated in 2002, and in October 2003, we merged with Zowcom, Inc., a publicly-traded Nevada corporation.  We acquired Netintact AB, a Swedish corporation, and Netintact PTY, an Australian company, in 2006.

Following the acquisitions of Netintact AB and Netintact PTY, our core products and business changed substantially to focus on DPI solutions. PacketLogic, the flagship product and technology of Netintact, now is the Company’s principal product offering. We sell our products through our direct sales force, resellers, distributors, and systems integrators in the Americas, Asia Pacific, and Europe.

Our PacketLogic and DPI Technology

The rapid growth of and reliance on the Internet by commercial and consumer users, together with the uptake of new applications and equipment that facilitate use of the Internet, have created a need for advanced network awareness, analysis, and control solutions. Generic  DPI technology is intended to provide the network intelligence required for effective business decisions by examining and identifying packets of data as they pass an inspection point in the network. This "intelligence" can be used for analysis of user behavior, for optimum utilization of network investments, to protect the network from malicious traffic, and to further monetize a network by offering advanced differentiated services.

Procera's PacketLogic DPI solutions help transform networks from simple bandwidth pipes to subscriber-, service-, and application-aware networks. Our solutions provide network operators detailed awareness of the application activity taking place on their network by subscribers, offer sophisticated analysis tools for business planning, and deliver real-time control that enables new services to be offered on their networks while providing their subscribers with a superior broadband experience. Our solutions offer value to network operators through our ability to provide them with:

●	Awareness of the subscribers that are on their network, where they are located, and the applications and services being used on their network devices ;

●	Analysis of the quality of experience being delivered to subscribers on their network, potential congestion points, and capacity planning information for business analysis; and

●
Control of network resources that ensure that congestion can be managed properly and that real-time traffic can be given proper priority, with the result that subscribers can better receive the service that they have purchased.

We believe our PacketLogic family of products offers the following improvements over existing DPI solutions:

●
Superior Accuracy.  Our proprietary Datastream Recognition Definition Language (DRDL) software solution allows us to provide our customers with a high degree of application identification accuracy and the flexibility to regularly update the software to keep up with the rapid introduction of new Internet applications;

●
Higher Scalability.  Our family of products is scalable from a few hundred megabits to 80 gigabits of traffic per second, up to 5 million subscribers and up to 48 million simultaneous data flows, which is critical to service providers as they upgrade to DOCSIS 3.0 (a high bandwidth broadband cable standard), FTTX (high bandwidth fiber to the home or neighborhood used by telecom broadband network providers), and LTE (enabling higher bandwidth mobile phone networks) technologies in the access network; and

●
Platform Flexibility.  Our products are deployable in many locations in a network and leverage off-the-shelf hardware, and can rapidly leverage advances in computing technology which we believe to be a better solution than solutions that are dependent on specific network silicon processors or hardware platforms.

PacketLogic's solutions are available in three different categories:

●	PacketLogic Subscriber Manager: links to a service provider’s core operational support systems and business support systems to provision service plans and billing plans for subscribers ;

●
PacketLogic Intelligence Center: provides real-time and historical network intelligence visualization on subscribers’ network usage and application usage and can be used for business services and capacity planning; and

●	PacketLogic Real-Time: provides a control point in the network that enables policy enforcement and the ability to manage subscriber services, security, and network congestion.

PacketLogic offers broadband service providers the opportunity to create potential new revenue streams by offering differentiated, premium broadband services on an application and user-specific basis. Moreover, we believe that the high degree of accuracy and control offered by PacketLogic delivers significantly increased network protection and service levels throughout the network.

Industry Background

The Evolution of IP Networks.    In early stage Internet Protocol, or IP, networks, hubs and switches provided basic hardware connectivity and email messages were sent using IP. Early stage network advances were focused on improving the raw throughput performance of the networks. The early advances did not provide network administrators with information about the applications running on their networks and how they affected the Internet experience of typical users. There was less need for this category of information when networks had significantly more capacity than users and applications required.

Network Problems.    Broadband service providers are increasingly facing the following problems:

●	Unprecedented traffic growth. The proliferation of video-intensive content, such as IP television, gaming, and peer-to-peer downloads, is taxing the ability of networks to meet demand.

●
Limited service differentiation.  Broadband service providers have been limited in their ability to view and identify network traffic, which has limited their ability to bill for, and to differentiate themselves by offering advanced services.

●
Increased customer churn.  With limits on their ability to differentiate with advanced services, broadband service providers have had the problem of high customer churn resulting from customers switching to a lower-cost provider with similar services.

●
Poor network performance.  Increased demand on the network from high bandwidth traffic has strained the capabilities of networks, which can result in a degradation of performance of applications that are critical for running a business or demand high quality of service, such as voice-over IP, or VoIP. Network congestion has increasingly challenged access networks and affected customer’s perception of network performance.

●	Network vulnerability. As increased numbers of users access the network, we believe there has been an increase in network attacks that can degrade the network performance.

Early Responses to Network Problems.    First-generation DPI solutions were introduced to allow network administrators to begin to identify applications and prioritize network traffic. These DPI solutions from vendors including Cisco Systems, Inc, Sandvine Corporation, Allot Communications Ltd and Blue Coat Systems, Inc. provided limited information on the applications running on the network and their influence on traffic flow. We refer to networks with this capability as first-generation "Smart" networks.

Deficiencies of Early DPI Solutions.     We believe that first-generation DPI products have significant deficiencies, perhaps the greatest of which is their limited ability to accurately identify traffic types and applications. Because the first-generation DPI products provide limited visibility into the flows, they provide a limited ability to manage network traffic. First-generation DPI products were a good start at introducing network operators to the value of network visibility and introduced the opportunity to provide some level of differentiated services. As applications have become more complex and increasingly web-based, differentiating between applications has become more challenging to products that have limited application signatures used to identify network traffic and less sophisticated application identification mechanisms.

We believe that the need for improved network intelligence and increased accuracy of network traffic identification is gaining broad acceptance. A January 2010 report by Infonetics Research forecasts that the standalone DPI market will grow from less than $200 million in sales in 2008 to over $1.5 billion in sales in 2013. We believe the projected sales growth in the DPI market is primarily driven by increased use of IP video and social networking applications, upgrades in user access speeds and the need for differentiated services. Accurate user and application-awareness enables differentiated services and innovative service plan creation, which provides differentiation in a highly competitive broadband market, which in turn can generate customer loyalty and added revenue opportunities.

Our Next-Generation DPI Solutions

We believe that our next-generation PacketLogic DPI solutions, which we call Evolved DPI, bring deep packet inspection to a higher level, offering network administrators with a number of key advancements including:

●
Superior Accuracy.  Our proprietary DRDL software solution allows us to provide our customers with a high degree of application identification accuracy and the flexibility to regularly update our software to keep up with the rapid introduction of new Internet applications;

●
Higher Scalability.  Our family of products is scalable from a few hundred megabits to 80 gigabits of traffic per second, providing management for up to 5 million subscribers and up to 48 million simultaneous data flows, which is critical to service providers as they upgrade to DOCSIS 3.0, FTTX, and LTE technologies in the access network; and

●
Platform Flexibility.  Our products are deployable in many locations in a network and leverage off-the-shelf hardware, and can rapidly leverage advances in computing technology which we believe to be a better solution than those which are dependent on specific network silicon processors or hardware platforms.

Our Evolved DPI solution is an innovative variation of DPI technology developed by our engineering team based in Sweden. We believe that our evolved DPI technology, which looks at bi-directional packet flows, provides significantly more accurate application identification than the simpler DPI approaches used by our competitors. We believe that the accurate identification of applications and users is critical to maintaining network efficiency and performance. Additionally, our proprietary DRDL software solution uses communication industry standard off-the-shelf hardware rather than customized Application Specific Integrated Circuit, or ASIC, based solutions. We believe that we are able to more quickly adopt new, standards-based hardware and computing platforms, such as Advanced Telecom Computing Architecture, or ATCA, as they are introduced into the market as compared with longer development cycles for customized hardware.

We believe the combination of our DRDL and evolved DPI technology enables us to provide our customers with solutions having the following valuable benefits:

High Degree of Accuracy in Application and User Identification.    PacketLogic, driven by our proprietary DRDL processing engine, provides network operators with a high degree of accuracy in awareness, analysis and control of their networks. By providing improved accuracy in network traffic identification, PacketLogic products give network managers access to relevant network traffic intelligence that enables network optimization and the creation of differentiated services.

Proven Advanced DPI Technology.    We currently have over 500 PacketLogic customers worldwide, some of whom have been using our DPI solutions for over six years. Our customers typically own or manage a broadband network with subscriber numbers that vary from a few thousand to several million. We have developed solutions that are scalable while also being flexible enough to deploy at several points in the network. Our PL10000 product line is a result of our cumulative experience with our customers and with a platform that can support millions of subscribers, our PacketLogic deployments extend to the core of a service provider's network. Some of our larger deployments are at sites containing hundreds of gigabits of DPI capacity, which we believe are among the highest capacity sites in the world.

Complete Line of PacketLogic Solutions Providing Scalability and Flexibility.    We offer PacketLogic solutions that cover a wide range of network configurations from a small internet service provider, or ISP, to large Tier 1 broadband network deployments. The PL10000 product line is a highly scalable carrier-grade offering that can handle network traffic up to 80 gigabits per second, up to 5 million subscribers and up to 48 million simultaneous data flows. Given the wide range of our PacketLogic line, our products are deployable in many locations in a network and, by leveraging off-the-shelf hardware, we believe that we can provide quick, cost-effective upgrades.

Solutions Running on Off-the-Shelf Hardware.    Our proprietary PacketLogic software solutions can be run using standards-based, off-the-shelf hardware rather than customized inflexible ASIC based solutions. By using off-the-shelf hardware, we believe that we can provide the users of our solutions with higher performance at a lower cost versus competing products. Additionally, by avoiding the time related to designing custom hardware or custom ASICs, we believe that we have time-to-market advantages in introducing new features and functionality.

Compatibility with Fixed and Wireless Networks.    A differentiating feature of our PacketLogic solutions is that they can be utilized across both fixed and mobile networks while maintaining awareness and analysis functionality. As a result, we are able to target and sell to both fixed line broadband service providers as well as mobile service providers with our solution. We believe that this capability plays an important role in today's converged networks where applications are expected to be delivered ubiquitously across varied bandwidth constrained environments.  Mobile service providers have certain unique requirements that our flexible architecture has enabled us to satisfy faster than many of our competitors, and we believe that the scalability of our product is a competitive advantage for our solutions.

Growth Strategy

Our goal is to become the leader in providing DPI solutions to the broadband service provider markets and universities on a global basis. We believe our PacketLogic solutions position us to capture an increasing share of a growing DPI market. We plan to achieve our strategic growth objectives through the following efforts:

Win business at Tier 1 Service Providers.    Our PL10000 product line provides us with a solution that can address the network needs of Tier 1 service providers. We have recently hired employees with experience selling to Tier 1 service providers and we have successfully deployed our products in a number of Tier 1 networks over the past 18 months. These achievements have provided us with improved access to potential customers and valuable references, which we believe will continue to enhance our sales growth effort. As a result, we expect to grow our revenues compared with earlier periods.

Expand our Technology Advantage.    Our technology was designed to have the ability to rapidly identify new application signatures, and thereby adapt to a dynamic IP network environment across multiple hardware platforms. We are further developing our products and solutions based on feedback from our customers and industry expert as well as our ongoing research into technology that we believe will add value to our customers. We intend to build upon our innovations, to continue to release leading-edge products with state-of-the-art capabilities and to regularly release new solution features and performance upgrades.

Expand Global Distribution Channel.    We plan to utilize existing value added reseller partners and to add new partners to increase our ability address geographic regions and a greater quantity of customers. Finally, we have recently hired experienced sales professionals to strengthen our existing worldwide direct sales and channel partner sales programs. We plan to hire additional sales professionals in 2010.

Pursue New Partnerships.    We plan to establish partnerships with large systems integrators and other vendors to increase the value we can provide and gain additional access to Tier 1 service providers. We plan to provide broader solutions by bundling our products with complementary products and technologies from other solution providers. The flexibility of our software platform has the potential to efficiently integrate with complementary solutions and thereby deliver greater benefits to our customers and enhance our ability to compete against competitors whose solutions are more hardware constrained.

Continue to Leverage our Experienced Management Team.    Our management team, led by our Chief Executive Officer, James Brear, collectively has decades of experience in the DPI and communications sectors, and a strong track record of developing products for and selling to large enterprise customers and Tier 1 service providers. With the experience of our team we expect to continue to introduce state-of-the-art products and solutions and successfully sell to Tier 1 service providers.

Products

Our PacketLogic solutions represent a growing portfolio of scalable evolved DPI products. We offer three product lines:

●	PacketLogic Subscriber Manager: links to a service provider’s core operational support systems and business support systems to provision service plans and billing plans for subscribers;

●
PacketLogic Intelligence Center: provides real-time and historical network intelligence visualization on subscribers’ network usage and application usage and can be used for business services and capacity planning;

●	PacketLogic Real-Time: provides a control point in the network that enables policy enforcement and the ability to manage subscriber services, security and network congestion.

Our PacketLogic Real-Time product family includes the PL5600 product line, which serves megabit network connections, commonly referred to as edge applications; the PL7600 product line, which serves gigabit network connections; and the PL10000 product line, which serves the multi-gigabit to multi-ten gigabit network connections, commonly referred to as core applications.

Our PacketLogic Real-Time product family utilizes the same systems software across our three hardware platforms. This system software consists of five individual modules. The core module, the traffic identification and classification module, or LiveView module, performs the fundamental task of identifying the applications and users and is required for all of our systems. The other four software modules provide specific tools used for traffic shaping, traffic filtering, flow statistics and web-based statistics. When combined with the other product lines in our portfolio of PacketLogic solutions, we deliver real-time, scalable network traffic management tools to network operators.

The LiveView Module.    Our PacketLogic LiveView module identifies applications and connections and provides network operators with a detailed, real-time view of all traffic flowing through their IP network. The traffic identification function of LiveView enables the control and protection functionality of our traffic shaping and traffic filtering modules.

The Traffic Shaping Module.    The PacketLogic Traffic Shaping module is a traffic and application management tool with specialized features for large and complex networks, providing detailed, sophisticated rules configuration and editing capabilities. Traffic shaping can be used to control costly, unwanted and/or low-priority traffic in favor of prioritized, active, business-and mission-critical data and value-added application traffic. Network traffic can be restricted by type of traffic and to defined limits, thereby ensuring various traffic types have the appropriate bandwidth and meet user performance expectation. Alternatively, our products can apply effective traffic shaping by limiting bits, packets, connections per second, concurrent connections, prioritizations, or combinations of these criteria.

The Traffic Filtering Module.    The PacketLogic Traffic Filtering module uses information provided by the LiveView module and sets detailed rules for filtering, such as direction of traffic, chat channel, user name, file name or website address. PacketLogic allows network operators to keep undesired traffic out of the network.

The Intelligence Center Module.    The PacketLogic Intelligence Center module provides traffic flow statistics that represent a complete picture of network traffic in real-time or from a historical perspective. This module can perform its function as either a local or a remote database. This module uses the information provided by the LiveView software module. The ability to dig deeper into traffic- and user-pattern details makes the PacketLogic Intelligence Center module a valuable tool for identifying trends and gaining a detailed understanding of and insight into the network traffic. By using the Intelligence Center module, network operators can identify the properties of users and applications, in addition to their bandwidth consumption. The active user and application traffic properties are highly detailed and granular, thus ensuring accurate identification of potentially abusive users and applications. The Intelligence Center module offers the ability to search by connection during a defined time interval by application protocol, destination, origin and many more criteria by user and application.

The Web-Based Statistics Module.    The PacketLogic Web-Based Statistics module provides the ability to view traffic flow statistical information using a standard web browser. As a result, certified users can access the PacketLogic device remotely, from an Internet connected computer, and view traffic flows on the network.

Competition

Our primary competitors selling to broadband service providers include:

●	Allot Communications Ltd;

●	Cisco Systems, Inc;

●	CloudShield Technologies, Inc.;

●	Arbor Networks; and

●	Sandvine Corporation.

In the college and university market, our primary competitors include:

●	Allot Communications Ltd; and

●	Blue Coat Systems, Inc.

We also face competition from vendors supplying platform products with some limited DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches. In addition, we face competition from vendors that integrate DPI solution into their products such as Juniper, Ericsson and Brocade Communications.

Most of our competitors are larger and have greater access to capital that we do.  Nevertheless, we do not believe there is an entrenched dominant supplier in our market. We believe that our technological advantages provide an opportunity for us to capture increased market share and benefit from the expected growth in the DPI market. Given the lack of an established leader and the potential growth in the market, we expect competition to intensify.

Our primary method of differentiation from our competition is our DPI technology, which we believe to be superior and which enables service providers advanced identification of network traffic.  However, we also believe we effectively compete with respect to price and service.   Our products now address service provider requirements ranging from one megabit (edge applications) to the 80 gigabit per second market (core applications).

Customers

We currently have over 500 different customers. Our global customer base is located throughout Europe, North America and Asia. Our customers typically own or manage a broadband network and have subscribers that vary in number from a few thousand to several million. Our current customers and anticipated future customers include the following:

●
Cable multi-system operators.  Cable multi-system operators are constrained by the bandwidth of their network and the varying number of users connecting to any given loop in the network. Controlling network traffic by application type can greatly improve the quality of the experience of the average subscriber.

●
Mobile service providers.  Mobile service providers are constrained by the bandwidth of their wireless signals and infrastructure. Additionally, the number of users connecting to any given point in the network varies. Controlling the network traffic based on application type can greatly improve the quality of the experience of the subscriber.

●
Telecommunications companies.  Telecommunications companies use fiber infrastructure or digital subscriber lines to offer broadband services. Adding intelligence to their networks can help them offer differentiated services.

●
Internet service providers.  ISPs generally lease, rather than own, access infrastructure. They compete by attempting to offer the best of breed Internet service. ISPs' greatest competitive advantages are brand and customer relationships. DPI solutions can improve the performance of ISPs by making their use of bandwidth more efficient and by allowing them to offer best of breed quality.

●
Education, businesses and government entities.  Universities generally provide Internet access to students, faculty and employees. Universities are particularly vulnerable to low quality of service for legitimate educational purposes because students frequently make extensive use of high-bandwidth applications such as peer-to-peer services. Businesses rely on large and complex networks for communication infrastructure. They typically rely on service providers for Internet access and interconnectivity, and can use DPI to optimize the use of their expensive network resources, prioritize business critical applications and limit leisure or unauthorized use of expensive network resources.

We are not dependent on any single customer on a recurring basis.

Foreign Operations

Sales made to customers located outside the United States as a percentage of total net revenues were 38%, 82% and 67% for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, increased tariffs, the imposition of other trade barriers, and potential currency restrictions. Although the Company has to date experienced no notable burden from such risks, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations. Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the consolidated financial statements and related notes herein.

Sales and Distribution

We use a combination of direct sales and channel partners to sell our products and services. We also engage a worldwide network of value added resellers to reach particular geographic regions and markets.

Research and Development

Substantially all of our research and development is performed by our employees in Sweden. Our research and development staff consists of a team of accomplished software programmers, who develop our PacketLogic modules, and the proprietary DRDL processing software engine. This team’s goal is to enhance PacketLogic's features and functionality to address the needs of network operators, as well as to provide new functionality for network protection and subscriber management.  Our research and development costs were $2.6 million, $3.3 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Intellectual Property

Our intellectual property is central to our competitive position. We believe that our DRDL signature compiler, and the inherent complexity of our software-based PacketLogic solution, makes it difficult to copy or replicate our features. We rely primarily on trademark law, trade secret protection, and contractual rights to protect our intellectual property in our proprietary software. To help ensure this protection, we include proprietary information and confidentiality provisions in our agreements with customers, third parties and employees.

Global Services

Our Global Services team provides both pre- and post-sales technical support to our direct field sales organization channel partners and customers. Customers also have access to the technical support team via a web-based partner portal, email and interactive chat forum. Issues are logged and tracked using a computerized tracking system that provides automatic levels of escalation, and quick visibility into problems by our Research and Development organization. This tracking system also provides input to our development team for new feature requests from our worldwide customer base. Global Services employees also provide classroom and on-site training.

Manufacturing

In order to facilitate rapid advancement of performance, the quickest time to market and advantages of volume purchasing, we have consciously chosen to use industry-standard hardware that includes no Procera proprietary elements. As a result, we can focus on the development of the PacketLogic software solution. This approach provides us with several key hardware supply advantages, including greater assurance of key component supply, the ability to outsource our manufacturing requirements to groups with greater scale and cost efficiency, minimized lead times for product delivery, rapid design cycles and the ability to take advantage of the latest semiconductor industry advances. Specifically, we leverage leading industry partners that provide us with products that are able to meet key industry standards, such as Network Equipment Building Systems, Osmine and Telcordia. We source only completed hardware boards and chassis. We or outsourced manufacturing partners load our proprietary software for specific orders, perform final tests, and ship to our customers.

Employees

As of December 31, 2009, we had 46 full time employees and 6 full time independent contractors.

Our Executive Officers and Significant Employees

Set forth below are the name, age, position(s), and a description of the business experience of each of our executive officers and significant employees as of March 5, 2010:

Name	Age	Position(s)	Employee Since
James F. Brear	44	President, Chief Executive Officer and Director (Principal Executive Officer)	2008
Charles Constanti	46	Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	2009
Alexander Hävang	31	Chief Technical Officer	2006
Paul Gracie	49	Vice President, Sales-Europe, Middle East & Africa (EMEA)	2009
Jon Lindén	35	Vice President, Marketing	2008
David Ahee	43	Vice President, Sales-Americas	2009

James F. Brear joined us as our President, Chief Executive Officer and a member of our Board of Directors in February 2008. Mr. Brear is an industry veteran with more than 18 years of experience in the networking industry, most recently as Vice President of Worldwide Sales and Support for Bivio Networks, a maker of deep packet inspection platform technology, from July 2006 to January 2008. From September 2004 to July 2006, Mr. Brear was Vice President of Worldwide Sales for Tasman Networks, a maker of converged WAN solutions for enterprise branch offices and service providers for managed WAN services. From April 2004 to July 2004, Mr. Brear served as Vice President of Sales at Foundry Networks, a provider of switching, routing, security, and application traffic management solutions. Earlier in his career, Mr. Brear was the Vice President of Worldwide Sales for Force10 Networks from March 2002 to April 2004, during which time the company grew from a pre-revenue start-up to the industry leader in switch routers for high performance Gigabit and 10 Gigabit Ethernet. In addition, he spent five years with Cisco Systems from July 1997 to March 2002 where he held senior management positions in Europe and North America with responsibility for delivering more than $750 million in annual revenues selling into the world's largest service providers. Previously, Mr. Brear held a variety of sales management positions at both IBM and Sprint Communications. He holds a Bachelor of Arts degree from the University of California at Berkeley.

Charles Constanti joined us as our Chief Financial Officer in May 2009 and has over 23 years of public company financial experience. Most recently, Mr. Constanti was the vice president and CFO of Netopia, Inc., a telecommunications equipment and software company, from April 2005 until its acquisition in February 2007 by Motorola, Inc., where he held a senior finance position until May 2009. From May 2001 to April 2005, Mr. Constanti was the vice president and corporate controller of Quantum Corporation, for which he earlier served in different accounting and finance positions since January 1997. Previously, Mr. Constanti held various finance positions at BankAmerica Corporation and was an auditor for PricewaterhouseCoopers.   Mr. Constanti is a certified public accountant. He earned a B.S., magna cum laude, in Accounting from Binghamton University.

Alexander Haväng has been our CTO since August 2006 when we acquired Netintact AB. Mr. Haväng was a founder of Netintact AB, which was formed in August 2000. Mr. Haväng is responsible for our strategic technology direction. Mr. Haväng is widely known and a respected authority in the open source community, and is the lead architect for PacketLogic. Earlier in his career, Mr. Haväng was one of the chief architects for the open source streaming server software Icecast, along with the secure file transfer protocol GSTP. Mr. Haväng studied computer science at the Linköping University in Sweden.

Paul Gracie joined us in September 2009 as our Vice President of Sales in EMEA and has over 20 years of senior-level sales and management experience in the IT industry.  Most recently, Mr. Gracie was the Vice President of Sales at Fortinet Inc. Previously, Mr. Gracie  served as Vice President of EMEA sales for Bivio Networks supplying Open Source Deep Packet Inspection (DPI) appliances to leading EMEA information security solutions vendors. He was also Vice President of EMEA at Silver Peak Systems and Redline Networks. Mr. Gracie’s career in IT began with Case Communications; he later joined Bay Networks, a leading routing and switching vendor, which was acquired by Nortel. Following this, he became the top European sales performer at ArrowPoint Communications, acquired by Cisco Systems.

Jon Lindén has been our Vice President of Marketing since January 2008. Mr. Lindén joined us in August 2006 as part of the acquisition of Netintact AB, a company he joined in 2001. Mr. Lindén has a background in sales and business development with experience in managing networking products throughout their lifecycle. Prior to joining Netintact, Mr. Lindén was the CEO of the venture-funded company TheSchoolbook.com from 1999 to 2001, and managed sales and marketing at a content management software company from 1998 to 1999. He was project manager at the Swedish Trade Council in Chicago from 1997 to 1998.

David Ahee joined us in January 2009 as our Vice President of Sales in the Americas and has nearly 20 years of sales and sales management experience in working with mobile, fixed, and cable operators worldwide, as well as large enterprises and OEMs/channels on a global basis. Most recently, Mr. Ahee served as Vice President of Worldwide Sales for Aylus Networks. Previously, Mr. Ahee served as Vice President of Worldwide Sales and Business Development at Auspice, prior to its acquisition by Arris. Mr. Ahee managed Sales at ThinkEngine Networks where he played a key role in the acquisition of the company by Cognitronics. Mr. Ahee served as Vice President of Worldwide Sales at Nexsi Systems, and as Vice President of North American Sales for Unisphere Networks (now part of Juniper Networks), where he grew revenues from zero to $60 million. Earlier, Mr. Ahee was with Ascend Communications, Newbridge Networks, and ROLM. Mr. Ahee holds a B.S. in Marketing with high honors from Wayne State University.

Available information

Our annual reports on Form 10-K our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.proceranetworks.com as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”).

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

Risks Related to Our Business

We expect to incur losses in future periods.

For the years ended December 31, 2009, 2008 and 2007, we incurred losses from operations of approximately $6.2 million, $15.0 million and $13.6 million, respectively. We expect to continue to incur losses from operations in future periods. Any profitability we may achieve in the future may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

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

We believe that current general economic conditions and the recent global credit market crisis have created a significantly more difficult environment for obtaining both equity and debt financing.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current economic environment. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to cancel product development programs, lay-off employees and/or take other steps to reduce our operating expenses. Our inability to raise additional financing or the terms of any financing we do raise could have a material adverse effect on our business, results of operations and financial condition.

Our PacketLogic family of products is currently our only product line. All of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization.

All of our current revenues and much of our anticipated future growth depend on our ability to continue and grow the commercialization of our PacketLogic product line. We do not currently have plans or resources to develop additional product lines, and as a result, our future growth will largely be determined by market acceptance of our PacketLogic products. If customers do not adopt, purchase and deploy our PacketLogic products, our revenues will not grow and may decline.

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

If our products contain undetected software or hardware errors or performance deficiencies, we could incur significant unexpected expenses, experience purchase order cancellations and lose sales.

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

We were founded in 2002 and became a public company in October 2003 following our merger with Zowcom, Inc., a publicly-traded Nevada corporation having no operations. Prior to our acquisitions of the Netintact companies, we were a development stage company, devoting substantially all our efforts and resources to developing and testing new products and preparing for the introduction of our products into the marketplace. During this period, we generated insignificant revenues from sales of our products. We completed our share exchange with Netintact AB on August 18, 2006 and Netintact PTY on September 29, 2006. The products we sell today are derived primarily from Netintact. While we have the experience of Netintact operations on a stand-alone basis, we have had limited operating history on a combined basis upon which we can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be achieved from our combined operations.

We have only recently launched many of our products and services on a worldwide basis. Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, which include the following:

●	successfully introducing new products;

●	successfully servicing and upgrading new products once introduced;

●	increasing brand name recognition;

●	developing new, strategic relationships and alliances;

●	managing expanding operations and sales channels;

●	successfully responding to competition; and

●	attracting, retaining and motivating qualified personnel.

If we are unable to address these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

Competition for experienced personnel is intense and our inability to attract and retain qualified personnel could significantly interrupt our business operations.

Our future performance will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently hired new employees and our plans to expand in all areas will require experienced personnel to augment our current staff. We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management. We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels. Economic conditions may result in significant competition for qualified personnel and we may not be able to attract and retain such personnel. Our business may suffer if we encounter material delays in hiring additional personnel.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our CEO, James Brear, and our Chief Technical Officer, Alexander Hävang. Mr. Brear joined the Company and became our CEO in February 2008. The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business. We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In California, where we are headquartered, non-competition agreements with employees are generally unenforceable. As a result, if an employee based in California leaves the Company for any reason, he or she will generally be able to begin employment with one of our competitors or otherwise to compete immediately against us.

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

We rely primarily on trade secret law, contractual rights and trademark law to protect our intellectual property rights in our PacketLogic product line. We cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

While our PacketLogic products are software based, we rely on independent contract manufacturers to manufacture the hardware components on which are products are installed and operate. We are reliant on the performance of these contractors to meet business demand, and may experience delays in product shipments from contract manufacturers. Contract manufacturer performance problems may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

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

Outsourcing may not yield the benefits we expect, and instead could result in increased product costs and product delivery delays.  Outsourced operations and logistics could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations.  Such problems or delays could be caused by a number of factors including, but not limited to: financial viability of an outsourced vendor, availability of components to the outsourced vendor, improper product specifications and the learning curve to commence operations and logistics functions at a new outsourced site.  If product supply is adversely affected because of problems in outsourcing we may lose sales.

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

A significant percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currencies for which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. As we expand, we could be exposed to exchange rate fluctuations in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies.

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

We described a material weakness with our internal controls under Item 9A of our Annual Report for the year ended December 31, 2007, and also identified other significant deficiencies in our internal controls. For the years ended December 31, 2009 and 2008, we did not identify any material weaknesses.

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

Our corporate headquarters is located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our local suppliers. In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results. Although we currently have significant redundant capacity in Sweden in the event of a natural disaster or catastrophic event in Silicon Valley, our business could nonetheless suffer. The operations in Sweden are subject to disruption by extreme winter weather.

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

Furthermore, if we were to issue equity securities to pay for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing shareholders.

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

The market for DPI technology is still emerging and the majority of our customers to date have been small and midsize broadband service providers and universities. We believe that the Tier 1 carriers, as well as cable and mobile operators, present a significant market opportunity and are an important element of our long term strategy, but they are still in the early stages of adopting and evaluating the benefits and applications of DPI technology. Carriers may decide that full visibility into their networks or highly granular control over content based applications is not critical to their business. They may also determine that certain applications, such as VoIP or Internet video, can be adequately prioritized in their networks by using router and switch infrastructure products without the use of DPI technology. They may also, in some instances, face regulatory constraints that could change the characteristics of the markets. Carriers may also seek an embedded DPI solution in capital equipment devices such as routers rather than the stand-alone solution offered by us. Furthermore, widespread adoption of our products by carriers will require that they migrate to a new business model based on offering subscriber and application-based tiered services. If carriers decide not to adopt DPI technology, our market opportunity would be reduced and our growth rate may be harmed.

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

The market price of our common stock is likely to continue to be highly volatile. The market for small cap and micro cap technology companies, such as ours, has been particularly volatile in recent years.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our quarterly operating results;

●	announcements of technology innovations by our competitors;

●	changes in financial estimates by securities analysts;

●	conditions or trends in the network control and management industry;

●	changes in the market valuations of other such industry related companies;

●	the acceptance by institutional investors of our stock;

●	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements;

●	the gain or loss of a significant customer; or

●
the stock market in general, and the market prices of stocks of technology companies, in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Holders of our common stock may be diluted in the future.

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At December 31, 2009, there were 94,082,724 shares of our common stock outstanding, outstanding warrants to purchase 4,160,021 shares of our common stock, and outstanding stock options to purchase 9,080,724 shares of our common stock. In addition, at December 31, 2009, we had an authorized reserve of 4,140,517 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing stock option plans.

Any future issuances of our common stock would dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

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

In connection with our acquisition of the Netintact entities in 2006, we entered into a lock-up agreement with the former Netintact stockholders under which they agreed not to sell the approximately 19,000,000 shares of our common stock that were issued to them as consideration for the acquisition or issuable upon exercise of warrants issued in connection with the acquisition.  Because all of these shares now have been released from the lock-up restrictions, the shares are freely tradable and may generally be sold without restriction. In addition, in March 2010 we sold 18,000,000 shares in a registered direct offering, all of which are immediately saleable.  Sales of large volumes of our stock, including those shares described above, could cause the trading price of our common stock to decline

The NYSE Amex Equities may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our shares of common stock are listed on the NYSE Amex Equities. Maintaining our listing on the NYSE Amex Equities requires that we fulfill certain continuing listing standards, including maintaining a minimum equity level of $6 million, maintaining a trading price for our common stock that the NYSE Amex Equities does not consider unduly low and adhering to specified corporate governance requirements. If the NYSE Amex Equities delists our securities from trading, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●
 a determination that our common stock is a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If our common stock is not listed on the NYSE Amex Equities or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser’s written agreement to the transaction prior to sale;

●
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●
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

Nevada law and our articles of incorporation and bylaws contain provisions that may have the effect of preserving our current management or may impact our stockholders’ ability to control our company, such as:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

●	eliminating the ability of stockholders to call special meetings of stockholders;

●	restricting the ability of stockholders to take action by written consent; and

●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

We have not paid any cash dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that, even if the funds are legally available, the dividends will be paid.

Item 1B.	Unresolved Staff Comments

            None.

Item 2.	Properties

Our corporate headquarters are located in Los Gatos, California, where we lease 11,772 square feet of office space housing administrative, sales and marketing, logistics and support functions. Our European headquarters are located in Sweden where we lease office space in Varberg and Malmo totaling 9,677 square feet. These facilities are used primarily for research and development, sales and marketing and support. We also lease 592 square feet of office space in Melbourne, Australia which is used for sales and support.

We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms.

Item 3.	Legal Proceedings

None

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex Equities, formerly known as the American Stock Exchange, under the symbol “PKT”. The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported by the NYSE Amex Equities.

	Common Stock
	2009		2008
	High	Low	High	Low

First Quarter	$0.88	$0.51	$1.54	$0.90
Second Quarter	1.00	0.57	2.33	1.21
Third Quarter	0.79	0.53	1.66	0.85
Fourth Quarter	0.62	0.40	0.98	0.46

On March 5, 2010, the closing price of our common stock was $0.43.

Dividend Policy

Procera has not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon Procera’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stockholders

There were 108 stockholders of record of our common stock as of March 5, 2010.

Performance Graph

 The graph below compares the cumulative total return to security holders of our common shares with the comparable cumulative return of the NYSE Amex Composite Index and a peer group index, the NYSE Arca Networking Index. The graph assumes the investment of $100 on December 31, 2004 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

The following selected financial information has been derived from our audited consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Fiscal Year Ended (1)
	2009	2008	2007	2006(2)(3)	2005
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$20,129	$11,524	$6,673	$1,914	$255
Gross profit (loss)	$8,184	$4,214	$2,293	$591	$(53)
Total operating expenses	$14,421	$19,198	$15,899	$8,354	$6,697
Loss from operations	$(6,237)	$(14,984)	$(13,606)	$(7,763)	$(6,750)
Net loss	$(7,384)	$(13,902)	$(12,481)	$(7,503)	$(6,739)
Net loss per share, basic and diluted	$(0.08)	$(0.18)	$(0.17)	$(0.15)	$(0.22)

BALANCE SHEET DATA:
Cash and cash equivalents	$3,192	$1,721	$5,865	$5,214	$1,255
Working capital	$6,891	$5,273	$6,291	$5,571	$734
Total assets	$16,323	$15,991	$17,412	$18,148	$1,698
Deferred revenue	$2,103	$1,313	$958	$383	$7
Long-term liabilities	$29	$759	$1,805	$2,866	$16
Total stockholders’ equity	$8,515	$9,059	$12,373	$13,934	$851

(1)
We adopted a calendar year end beginning with our fiscal year ending 2006.  During the fiscal periods prior to 2006, our fiscal year ended on a 52-53 week period ending on the Sunday closest to December 31.

(2)
On August 18, 2006, we acquired Netintact, AB, a Swedish software company, and 51% of the outstanding shares of Netintact PTY, an Australian company that distributed Netintact AB’s products in Australia and Asia. On September 29, 2006, we acquired the remaining 49% of the outstanding shares of Netintact PTY. The results of operations for Netintact AB and Netintact PTY have been included in our consolidated financial statements subsequent to their acquisitions.  In conjunction with these acquisitions, we recorded amortization of acquired intangible assets as follows:

	Fiscal Year Ended
(in thousands)	2009	2008	2007	2006	2005
Cost of goods sold	$1,017	$1,526	$1,526	$509	$—
Operating expenses	1,461	2,180	2,180	719	—
Total amortization of intangibles	$2,478	$3,706	$3,706	$1,228	$—

(3)
Effective January 1, 2006, we began recognizing stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification 718.  As a result, total stock-based compensation expense recognized in our results of operations increased as follows:

	Fiscal Year Ended
(in thousands)	2009	2008	2007	2006	2005
Total stock-based compensation	$1,157	$1,698	$1,972	$1,169	$429

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of evolved network traffic awareness, analysis, and control solutions based on Deep Packet Inspection (DPI) technology for a broad range of broadband service providers worldwide. Our products offer network operators: network traffic identification, control and service management.

We have more than 500 customers who have installed over 1,300 of our systems in total. Our customers include cable multi-system operators, mobile service providers, telecommunications companies, universities and other entities.

Our products are marketed under the PacketLogic™ brand name. We have multiple products that address a broad market spectrum of customers from 2 Megabits up to 80 Gigibits.

Our PacketLogic family of products offers:

●
Accuracy.  Our proprietary DRDL software solution allows us to provide our customers with a high degree of application identification accuracy and the flexibility to regularly update the software to keep up with the rapid introduction of new Internet applications;

●
Scalability.  Our family of products is scalable from a few hundred megabits to 80 gigabits of traffic per second, up to 5 million subscribers and up to 48 million simultaneous data flows, which is critical to service providers as they upgrade to DOCSIS 3.0 (a high bandwidth broadband cable standard), FTTX (high bandwidth fiber to the home or neighborhood used by telecom broadband network providers), and LTE (enabling higher bandwidth mobile phone networks) technologies in the access network; and

●
Platform Flexibility.  Our products are deployable in many locations in a network and leverage off-the-shelf hardware, and can rapidly leverage advances in computing technology which we believe to be a better solution than those which are dependent on specific network silicon processors or hardware platforms.

We face competition from suppliers of standalone DPI products such as Allot Communications, Arbor Networks, Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Ericsson, Juniper Networks, and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

Most of our competitors are larger and more established enterprises with substantially greater financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of such competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.  However, we do not believe there is a dominant supplier in our market. Based on our belief in the superiority of our technology, we see an opportunity for us to capture meaningful market share and benefit from what we believe will be growth in the DPI market.

We were incorporated in 2002, and in October 2003, we merged with Zowcom, Inc., a publicly-traded Nevada corporation.  We acquired Netintact AB, a Swedish corporation, and Netintact PTY, an Australian company, in 2006.

Following the acquisitions of Netintact AB and Netintact PTY, our core products and business changed substantially to focus on DPI solutions. PacketLogic, the flagship product and technology of Netintact, now is the Company’s principal product offering. We sell our products through our direct sales force, resellers, distributors, and systems integrators in the Americas, Asia Pacific, and Europe.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2009.

In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below.

Revenue Recognition

Our most common sale involves the integration of our software and a hardware appliance.  The software is essential to the functionality of the product.  We account for this revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, 905-605 for all transactions involving software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred evidenced when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Our product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all of our sales include post-contract support (“PCS”) services categorized as support revenue which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic Internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes Internet access to technical content, telephone and Internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining persuasive evidence of an arrangement exists.

Delivery generally occurs when a product is delivered to a common carrier F.O.B. shipping point. However, product revenue based on channel partner purchase orders is recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner’s ability to complete the sales process. Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

Since our customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under ASC 605-25.  ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control.

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through December 31, 2009, in virtually all of our contracts, the only element that remained undelivered at the time of product delivery was PCS services. We determine VSOE for PCS based on the rate charged to customers based upon renewal pricing for PCS.  Each contract or purchase order that we enter into includes a stated rate for PCS. The renewal rate is generally equal to the stated rate in the original contract. We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is PCS, revenue for the entire arrangement is recognized ratably over the support period. Revenue related to these arrangements is included in support revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer.

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

Valuation of Long-Lived Assets and Goodwill

We review our long-lived assets including property and equipment and purchased intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances that could trigger an impairment review include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount that the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

As a result of the acquisition of Netintact AB and Netintact PTY in 2006, we have goodwill of $960,209 on our consolidated balance sheet as of December 31, 2009.  This goodwill was measured as the excess of the cost of the acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  We review our goodwill for impairment annually during the fourth quarter of the year or more frequently if an event or circumstance indicates that an impairment loss has occurred.  The identification and measurement of goodwill impairment involves the estimation of fair value at a reporting unit level. We operate in one segment, which is considered to be the sole reporting unit and therefore, we tested our goodwill at the enterprise level.

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

As of December 31, 2009, we completed the first step of its annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

Allowance for Doubtful Account

The allowance for doubtful accounts reduces trade receivables to the amount that is ultimately believed to be collectible. When evaluating the adequacy of the allowance for doubtful accounts, we consider factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed regularly and adjusted if necessary based on our assessment of a customer’s ability to pay.

Stock-Based Compensation

We apply the provisions of ASC 718 which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. Under the fair value recognition provisions of this statement, our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective adoption method, under which prior periods are not restated for comparative purposes. The valuation provisions of ASC 718 apply to new grants, to unvested grants that were outstanding as of the effective date and to all outstanding awards subsequently modified. Estimated compensation for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the ASC 718 pro forma disclosures.

We calculate the fair value of stock options using the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected volatility of our common stock-based on its historical volatility over a period equivalent to the expected term of the option. We estimate the expected term of stock options using historical exercise data.  We use the exact number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates) adjusted as appropriate. We determine the risk-free interest rate for a period equivalent to the expected term of the option by extrapolating from the U.S. Treasury yield curve in effect at the time of the grant. We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.  We estimate forfeitures based on our historical experience.

Accounting for Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

 Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations

Revenue

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Net product revenue	$17,009	$9,871	$7,138	72%	$9,871	$5,662	$4,209	74%
Net support revenue	3,119	1,653	1,466	89%	1,653	1,011	642	64%
Total revenue	$20,129	$11,524	$8,605	75%	$11,524	$6,673	$4,851	73%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from product support and services.

Product revenue accounted for 84% and 86% of our revenue in 2009 and 2008, respectively.  The increase in product revenue of 72% and 74% in 2009 and 2008, respectively, reflected increased sales volume of our high-end PL10000 series product, which was introduced in the second quarter of 2008.  Our high-end PL10000 series product was designed for large communications carriers and most of the increases in our revenue was from sales to large communications carriers, primarily sales to cable multi-system operators and mobile service providers.

Service revenue consists primarily of software maintenance and customer support revenue.  Maintenance and customer support revenue is recognized over the support period. The typical support term is twelve months. Service revenue increased in 2009 and 2008 as a result of the increase in product sales and resulting expansion of our customer base.

Sales to customers located in the United States as a percentage of total revenues were 62% and 18% for the years ended December 31, 2009 and 2008, respectively. This shift toward a majority of revenue coming from customers located in the United States in 2009 compared with 2008 reflects that most of the increase in sales in 2009 were to customers located in the United States. Sales to two customers located in the United States accounted for a majority of the increase in sales.

Based on our sales momentum in 2009 and continued customer interest in our PL10000 series product, we believe that our revenue will grow in 2010.

Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory.

The following table presents the breakdown of cost of goods sold by category:

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Materials and per-use licenses	$7,768	$3,857	$3,911		$3,857	$1,715	$2,142
Percent of net product revenue	46%	39%		7%	39%	30%		9%
Applied labor and overhead	1,585	877	708		877	523	354
Percent of net product revenue	9%	9%		0%	9%	9%		0%
Other indirect costs	1,060	523	537		523	164	359
Percent of net product revenue	6%	5%		1%	5%	3%		2%
Product Costs	10,413	5,257	5,156		5,257	2,402	2,855
Percent of net product revenue	61%	53%		8%	53%	42%		11%

Support costs	515	527	(12)		527	451	76
Percent of net support revenue	16%	32%		-16%	32%	45%		-13%

Amortization of acquired assets	1,017	1,526	(509)		1,526	1,526	-
Percent of net total revenue	5%	13%		-8%	13%	23%		-10%
Total costs of sales	$11,945	$7,310	$4,635		$7,310	$4,379	$2,931
Percent of net total revenue	59%	63%		-4%	63%	66%		-3%

2009 compared to 2008. Total cost of sales increased by $4,635,000 in 2009 compared to 2008, but decreased as a percentage of revenue by 4 percentage points.  The increase in cost of sales reflected higher material costs, primarily the cost of hardware equipment associated with increased product revenue. The decrease in cost of sales as a percentage of revenue reflected flat costs for support related to higher support revenue as well as lower acquisition related intangibles asset amortization costs. Acquisition related intangible amortization expense recorded to cost of sales in 2009 and 2008 decreased by $509,000. Our amortizing acquisition intangibles became fully amortized in the third quarter of 2009.

2008 compared to 2007. Total cost of sales during 2008 increased by $2,931,000 as compared to 2007, but decreased as a percentage of total revenue by 3 percentage points.  The increase in cost of sales reflected higher material costs, primarily the cost of hardware equipment associated with increased product revenue.  The decrease in cost of sales as a percentage of revenue reflected acquisition related intangibles asset amortization costs remaining flat while total revenue increased.

Gross Profit

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Gross profit	$8,184	$4,214	$3,970	94%	$4,214	$2,294	$1,920	84%
Percent of total net revenue	41%	37%			37%	34%

2009 compared to 2008. Our gross profit margin for 2009 increased by 4 percentage points to 41% from 37% in 2008. This increase resulted from an increase in margins related to an increase in support sales and margins because support sales increased while related support costs remained flat; as well as the margin benefit of a decrease in amortization costs of acquisition related intangible assets to $1,017,000 in 2009 from $1,526,000 in 2008, while total revenue increased. Our amortizing acquisition intangibles became fully amortized in the third quarter of 2009. The margin improvements associated with support sales and intangible amortization was partially offset by an increase in material costs as a percentage of revenue.

2008compared to 2007 Our gross profit margin for 2008 increased by 3 percentage points to 37% from 34% in 2007. This increase resulted from an increase in margins related to an increase in support sales and margins because support sales increased at a faster rate compared with the increase in related support costs as well as the margin benefit of flat amortization costs of acquisition related intangible assets, while total revenue increased. The margin improvements associated with support sales and intangible amortization was partially offset by an increase in material costs as a percentage of revenue.

Operating Expenses

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Research and development	$2,608	$3,338	$(730)	-22%	$3,338	$3,151	$187	6%
Sales and marketing	6,821	8,864	(2,043)	-23%	8,864	7,825	1,039	13%
General and administrative	4,993	6,996	(2,003)	-29%	6,996	4,923	2,073	42%
Total	$14,421	$19,198	$(4,777)	-25%	$19,198	$15,899	$3,299	21%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining efforts for products already released and development costs associated with new products.

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Research and development	$2,608	$3,338	$(730)	-22%	$3,338	$3,151	$187	6%

As a percentage of net revenue	13%	29%			29%	47%

2009 compared to 2008.  Research and development expenses for 2009 decreased by $730,000 compared to 2008 as a result of reduced research and development headcount and employee compensation costs, and decreased stock-based compensation costs. The reduced headcount related to the outsourcing of hardware development in the United States while retaining software development in Sweden. Stock based compensation recorded to research and development expense in 2009 and 2008 was $33,002 and $251,543, respectively, a decrease of $318,541.

2008 compared to 2007.  Research and development expenses for 2008 increased by $187,000 compared to the 2007 as a result of added employees and related compensation costs and increased spending on consulting services, partially offset by a decrease in stock based compensation costs.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses such as trade shows, channel development and literature.

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Sales and marketing	$6,821	$8,864	$(2,043)	-23%	$8,864	$7,825	$1,039	13%

As a percentage of net revenue	34%	77%			77%	117%

2009 compared to 2008.  Sales and marketing expenses for 2009 decreased by $2,043,000 compared to 2008, reflecting reduced headcount and related employee compensation costs, decreases in acquisition related intangibles amortization expense and reductions in discretionary marketing spending, such as expenses related to trade shows, and a decrease in stock-based compensation costs. Acquisition related intangible amortization expense recorded to sales and marketing expense in 2009 and 2008 was $964,405 and $1,439,000, respectively, a decrease of $474,595. Our amortizing acquisition intangibles became fully amortized in the third quarter of 2009. Stock based compensation recorded to sales and marketing expense in 2009 and 2008 was $254,967 and $410,701, respectively, a decrease of $155,734.

2008 compared to 2007.  Sales and marketing expenses for 2008 increased by $1,039,000 when compared to 2007.  Sales and marketing expenses increased due to increased expenses for commissions of $352,000, travel of $344,000, bad debts of $171,000, facility cost of $150,000 and recruiting fees of $102,000.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executives, finance function, services fees for professional services and amortization of intangible assets.  Professional services include costs for legal, independent audit and investor relations.

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

General and administrative	$4,993	$6,996	$(2,003)	-29%	$6,996	$4,923	$2,073	42%

As a percentage of net revenue	25%	61%			61%	74%

2009compared to 2008.  General and administrative expenses for 2009 decreased by $2,003,000 compared to 2008, reflecting reduced headcount and related employee compensation costs, as well as decreases in discretionary spending, acquisition related intangibles amortization expense and stock-based compensation costs. Acquisition related intangible amortization expense recorded to general and administrative expense in 2009 and 2008 was $496,835 and $741,333, respectively, a decrease of $244,498. Our amortizing acquisition intangibles became fully amortized in the third quarter of 2009. Stock based compensation recorded to general and administrative expense in 2009 and 2008 was $798,229 and $984,589, respectively, a decrease of $186,360.

2008compared to 2007.  General and administrative expenses for 2008 increased by $2,073,000 compared to 2007, reflecting higher compensation costs and higher discretionary spending.  The increase in compensation costs included $490,000 for salaries and benefits, a $200,000 increase in stock based compensation costs and a $119,000 increase in Board costs. The increase in discretionary spending included $298,000 in recruiting, $370,000 for S-1 related costs, a $107,000  increase in legal costs, a $117,000 increase in facility related spending, a $65,000 increase for consultants and contractor costs and a $109,000 increase associated with  investor relations services.

Interest and Other Expense

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Interest income	$4	87	$(83)	-95%	$87	$52	$35	67%
Interest expense	(1,843)	(47)	(1,796)	3,812%	(47)	-	(47)	-%
Total interest and other income (expense), net	$(1,839)	$40	$(1,879)	-4,698%	$40	$52	$(12)	-23%

Interest expense in the year ended December 31, 2009 included $1,664,756 of interest expense related to the conversion option embedded in the convertible promissory notes that were issued and then converted into 4,713,082 shares of common stock in the quarter ended June 30, 2009.  This interest expense was calculated based on the intrinsic value of the embedded option on the date that each convertible promissory note was executed.  The intrinsic value was based on the difference between the $0.40 embedded option exercise price and the approximately $0.75 average price of our common stock on the issuance date of the promissory notes.  The calculated interest (or discount) is amortized over the life of the promissory notes.  Therefore, because the notes were converted to common stock in the same quarter that they were issued, all of the interest related to the embedded option was recorded (or fully amortized) during the quarter ended June 30, 2009.

Provision for Income Taxes

	Year Ended				Year Ended
	December 31				December 31
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	($ in thousands)				($ in thousands)

Income tax benefit	$691	$1,042	$(351)	-34%	$1,042	$1,073	$(31)	-3%

We are subject to taxation primarily in the U.S., Sweden, and Australia, as well as in the states of California and Massachusetts.  During 2009, 2008 and 2007, we recorded a tax benefit primarily from the amortization of deferred tax liabilities associated with purchased intangible assets, which was fully amortized during 2009. We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of ASC 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Year Ended
	December 31,
	2009	2008	2007
	(in thousands)

Net cash used in operating activities	$(4,136)	$(12,247)	$(7,048)
Net cash used in investing activities	(83)	(774)	(500)
Net cash provided by financing activities	5,567	8,868	8,218
Effect of exchange rate changes on cash and cash equivalents	122	10	(20)
Net increase (decrease) in cash and cash equivalents	$1,471	$(4,143)	$650

During 2009, we used $4.1 million of cash in operating activities, which was $8.1 million less than the $12.2 million use of cash in operating activities in 2008. This reduction in the use of cash in operating activities resulted from reduced operating expenses from cost reduction efforts and cash provided by inventories. During 2009, the primary uses of cash in operating activities were our $7.4 million net loss, $3.4 million increase in accounts receivable, $1.5 million decrease in accounts payable, partially offset by cash provided by a $1.6 million reduction in inventories and the non-cash costs of amortization, depreciation, imputed interest and stock-based compensation. The reduction in cash used in investing activities reflected a reduction in the purchase of equipment. Net cash provided by financing activities in 2009 included proceeds from the issuance of common stock of $3.5 million, a $1.9 million borrowing against our line of credit, $500,000 of notes issued (partially offset by loan repayments of $550,000) and proceeds from stock option exercises of $134,800.

During 2008, we used $12.2 million of cash in operating activities. The primary uses of cash in operating activities was our $13.9 million net loss in 2008, $4.2 million increase in accounts receivable, $2.2 million increase in inventories, partially offset by a $1.5 million increase in accounts payable and the non-cash costs of amortization, depreciation, and stock-based compensation. The net cash used in investing activities reflected the purchase of equipment for operations. The net cash provided by financing activities in 2008 included proceeds from the issuance of common stock of $5.8 million, $2.2 million from the exercise of warrants, $550,000 of notes issued and proceeds from stock option exercises of $348,791.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. At December 31, 2009, we had $1.9 million outstanding under our credit facility with Silicon Valley Bank. Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis. If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month or 8.25% per annum.

Based on our current cash balance, anticipated cash flow from operations, and the approximately $6.5 million of net proceeds from the issuance of stock on March 4, 2010 pursuant to a registered offering, we believe that our working capital will be sufficient to meet the cash needs of our business for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, the infrastructure costs associated with supporting a growing business and greater installed base of customers, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

The following table summarizes the contractual obligations that we were reasonably likely to incur as of December 31, 2009 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases	$810,631	$373,130	$403,648	$33,853	$-
Unconditional purchase obligations	467,831	467,831
Total	$1,278,462	$840,961	$403,648	$33,853	$-

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of December 31, 2009, we had open non-cancelable purchase orders amounting to approximately $217,831 with our third-party contract manufacturers.

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

Interest Rate Sensitivity

We had unrestricted cash totaling $3,191,896 at December 31, 2009. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

At December 31, 2009, we had $1.9 million outstanding under our credit facility with Silicon Valley Bank. Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis. If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month or 8.25% per annum.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Procera Networks, Inc.
Los Gatos, California

We have audited the accompanying consolidated balance sheets of Procera Networks, Inc. (“Procera”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procera Networks, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Procera Networks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Procera Networks, Inc.:

We have audited Procera Networks, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Procera Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2009. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Procera Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Procera Networks, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations,  changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

PMB Helin Donovan, LLP
San Francisco, California
March 11, 2010

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,191,896		$1,721,225
Accounts receivable, net of allowance of $281,140 and $182,760 at December 31, 2009 and 2008, respectively	8,908,620		5,454,745
Inventories, net	1,877,264		3,445,802
Prepaid expenses and other	692,007		824,340

Total current assets	14,669,787		11,446,112

Property and equipment, net	589,717		1,058,876
Purchased intangible assets, net	---		2,478,574
Goodwill	960,209		960,209
Other non-current assets	103,307		47,294

Total assets	$16,323,020		$15,991,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$1,917,088	$	---
Accounts payable	1,003,225		2,457,430
Deferred revenue	2,103,060		1,313,092
Accrued liabilities	2,255,039		1,841,442
Notes payable	500,000		550,000
Capital leases payable	---		11,543

Total current liabilities	7,778,412		6,173,507

Non-current liabilities
Deferred rent	29,371		24,234
Deferred tax liability	---		695,239
Capital leases payable	---		39,584

Total liabilities	7,807,783		6,932,564

Commitments and contingencies (Note 7)	---		---

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized: none issued and outstanding	---		---
Common stock, $0.001 par value; 130,000,000 shares authorized; 94,082,724 and 84,418,438 shares issued and outstanding at December 31, 2009 and 2008 respectively	94,083		84,418
Additional paid-in capital	67,814,203		61,142,510
Accumulated other comprehensive loss	(268,449)		(428,107)
Accumulated deficit	(59,124,600)		(51,740,320)

Total stockholders' equity	8,515,237		9,058,501

Total liabilities and stockholders' equity	$16,323,020		$15,991,065

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007

Sales:
Product sales	$17,009,423	$9,871,185	$5,661,945
Support sales	3,119,421	1,652,769	1,010,596
Total net sales	20,128,844	11,523,954	6,672,541
Cost of sales:
Product cost of sales	11,430,349	6,782,877	3,927,659
Support cost of sales	514,503	526,966	451,402
Total cost of sales	11,944,852	7,309,843	4,379,061

Gross profit	8,183,992	4,214,111	2,293,480

Operating expenses:
Research and development	2,607,851	3,338,360	3,151,438
Sales and marketing	6,820,543	8,863,511	7,824,581
General and administrative	4,992,538	6,996,151	4,923,204
Total operating expenses	14,420,932	19,198,022	15,899,223

Loss from operations	(6,236,940)	(14,983,911)	(13,605,743)

Other income (expense):
Interest and other income	4,167	86,642	51,858
Interest and other expense	(1,842,957)	(47,105)	-
Total other income (expense)	(1,838,790)	39,537	51,858

Loss before income taxes	(8,075,730)	(14,944,374)	(13,553,885)
Income tax benefit	691,450	1,042,269	1,072,505
Net loss	$(7,384,280)	$(13,902,105)	$(12,481,380)

Net loss per share - basic and diluted	$(0.08)	$(0.18)	$(0.17)
Shares used in computing net loss per share-basic and diluted	89,886,338	79,144,479	71,422,184

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2006	70,336,052	$70,336	$39,206,617	$14,381	$(25,356,835)	$13,934,499
Net loss					(12,481,380)	(12,481,380)
Foreign currency translation adjustment				62,480		62,480
Comprehensive loss						(12,418,900)
Exercise of stock options and warrants	1,323,410	1,323	754,118			755,441
Stock-based compensation			1,972,275			1,972,275
Issuance of common stock in private placement, net of issuance costs	4,072,477	4,073	7,484,562			7,488,635
Issuance of common stock to service vendors	257,241	257	641,068			641,325
Balances at December 31, 2007	75,989,180	75,989	50,058,640	76,861	(37,838,215)	12,373,275
Net loss					(13,902,105)	(13,902,105)
Foreign currency translation adjustment				(504,968)		(504,968)
Comprehensive loss						(14,407,073)
Exercise of stock options and warrants	2,659,501	2,659	2,520,704			2,523,363
Stock-based compensation			1,697,903			1,697,903
Issuance of common stock in private placement, net of issuance costs	5,244,666	5,245	5,823,304			5,828,549
Issuance of common stock to service vendors	525,091	525	735,475			736,000
Issuance of warrants to service vendors			306,484			306,484
Balances at December 31, 2008	84,418,438	84,418	61,142,510	(428,107)	(51,740,320)	9,058,501
Net loss					(7,384,280)	(7,384,280)
Foreign currency translation adjustment				159,658		159,658
Comprehensive loss						(7,224,622)
Exercise of stock options	215,000	215	134,585			134,800
Exercise of warrants	148,704	149	(149)			-
Other			28,815			28,815
Issuance of warrants in connection with line of credit			166,302			166,302
Stock-based compensation			1,156,957			1,156,957
Issuance of common stock in private placement, net of issuance costs	4,587,500	4,588	1,639,907			1,644,495
Conversion of convertible promissory notes into common stock, net of issuance costs	4,713,082	4,713	3,545,276			3,549,989
Balances at December 31, 2009	94,082,724	$94,083	$67,814,203	$(268,449)	$(59,124,600)	$8,515,237

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2009	2008	2007

Cash flows from operating activities:
Net loss	$(7,384,280)	$(13,902,105)	$(12,481,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	-	736,000	149,665
Compensation related to stock-based awards	1,156,957	1,697,902	1,972,275
Interest expense related to conversion option embedded in convertible notes	1,664,756	-	-
Fair value of warrants issued to non-employees	-	306,484	-
Depreciation	485,598	313,617	184,926
Provision for bad debts	30,408	189,620	-
Provision for excess and obsolete inventory	271,562	(59,636)	80,169
Amortization of intangibles	2,478,573	3,706,333	3,706,333
Deferred income taxes	(695,239)	(1,039,616)	(1,085,745)
Loss on retirement of property and equipment	60,655	-	-
Changes in assets and liabilities:
Accounts receivable	(3,416,738)	(4,397,841)	(501,591)
Inventories	1,574,311	(2,190,297)	(1,144,178)
Prepaid expenses and other current assets	283,056	(340,504)	307,934
Accounts payable	(1,508,738)	1,836,272	375,696
Accrued liabilities and deferred rent	256,800	431,954	847,082
Deferred revenue	606,691	464,628	540,620
Net cash used in operating activities	(4,135,628)	(12,247,189)	(7,048,194)

Cash flows from investing activities:
Purchase of property and equipment	(83,254)	(773,823)	(499,503)
Net cash used in investing activities	(83,254)	(773,823)	(499,503)

Cash flows from financing activities:
Proceeds from issuance of common stock and bridge note	3,538,227	5,828,549	7,488,631
Proceeds from exercise of warrants	-	2,175,572	674,177
Proceeds from exercise of stock options	134,800	347,791	81,264
Other	28,815	-	-
Proceeds from issuance of debt instruments	500,000	550,000	-
Proceeds from line of credit	1,917,089	-	-
Payments on debt instruments	(550,000)	-	-
Principal payments on capital leases	(1,682)	(34,221)	(26,035)
Net cash provided by financing activities	5,567,249	8,867,691	8,218,037

Effect of exchange rates on cash and cash equivalents	122,304	9,898	(19,869)

Net increase (decrease) in cash and cash equivalents	1,470,671	(4,143,423)	650,471

Cash and cash equivalents, beginning of period	1,721,225	5,864,648	5,214,177

Cash and cash equivalents, end of period	$3,191,896	$1,721,225	$5,864,648

SUPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,889	$41,084	$5,855
Cash paid for interest	$131,255	$30,055	$6,559
Conversion of bridge note to common stock	$1,860,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of network traffic awareness, analysis, and control solutions based on Deep Packet Inspection (DPI) technology for a broad range of broadband service providers worldwide. Our products offer network operators network traffic identification, control and service management. The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and trades on the NYSE Amex Equities under the trading symbol “PKT”.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Procera and its wholly owned subsidiaries, Netintact AB and Netintact PTY.  All significant intercompany balances and transactions have been eliminated. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending December 31, 2009, this date was March 11, 2010.

 Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on total net sales, net income or stockholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates. The accounting estimates that require management’s most significant and subjective judgments include the recognition of revenue and allowance for doubtful accounts, assessment of the recoverability of long-lived assets and goodwill, valuation and recognition of stock-based compensation and accounting for income taxes.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, notes payable and capital leases approximate fair value due to their short maturities.

Concentration of Credit Risk

The financial instruments utilized by the Company that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in major financial institutions in the United States, Sweden and Australia. The Company has established guidelines to limit its exposure to credit risk by placing its deposits with high credit quality financial institutions and placing investments with maturities that maintain safety and liquidity within the Company's liquidity needs.  At December 31, 2009, the Company’s cash and cash equivalents consisted entirely of demand deposit accounts.

The Company’s sales in the second half of 2009 were concentrated with a few large customers.  At December 31, 2009, two customers represented 69% of the Company’s accounts receivable balance, and 27% of accounts receivable were due from customers outside of the United States (see Note 12). The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability of all accounts receivable. The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed regularly and adjusted if necessary based on management’s assessment of a customer’s ability to pay.

Inventory and Related Reserves

Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. The Company records inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand, as well as determining what inventory, if any, is not saleable. Factors which could cause its forecasted demand to prove inaccurate include the Company’s reliance on indirect sales channels and the variability of its sales cycle; the potential of announcements of  new products or enhancements to replace or shorten the life cycle of current products, or cause customers to defer their purchases; loss of sales due to product shortages; and the potential of new or alternative technologies achieving widespread market acceptance and thereby rendering the Company’s existing products obsolete. If future demand or market conditions are less favorable than projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Capitalization of Internal Use Software:

Costs associated with internal-use software are recorded in accordance with ASC 350-40. Capitalized software costs are amortized on a straight-line basis over the estimated useful life.  Unamortized capitalized software costs were not material at December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant improvements are capitalized.

The estimated service lives of property and equipment are principally as follows:

Leasehold improvements	Lesser of useful life or lease term
Machinery, office and computer equipment	2–5 years
Computer software	3 years
Transportation vehicles	3–5 years

Goodwill

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company reviews goodwill for impairment annually during the fourth quarter of the year or more frequently if an event or circumstance indicates that an impairment loss has occurred.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level. The Company operates in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested at the enterprise level.

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

As of December 31, 2009, the Companycompleted the first step of its annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

 Accounting for long-lived assets

The Company reviews its long-lived assets including property and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount that the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

Purchased intangible assets are amortized on a straight line basis over their estimated useful lives as follows:

Product Software	3 years
Management information software	3 years
Customer base	3 years

Product Warranty Reserves

The Company warrants its products against material defects for a specific period of time, generally twelve months against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.

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

Stock and Warrants Issued to Third Parties

The Company accounts for stock and warrants issued to third parties, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50. Under the provisions of ASC 505-50, if none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable.

Warrant Valuation and Beneficial Conversion Feature

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

Derivatives

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.  The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

Revenue Recognition

The Company’s most common sale involves the integration of software and a hardware appliance.  The software is essential to the functionality of the product.  The Company accounts for this revenue in accordance with ASC 905-605 for all transactions involving software. The Company recognizes product revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred, evidenced when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of appliances and software licenses. Product sales include a perpetual license to the Company’s software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support (PCS) services (included in support revenue) which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs when a product is delivered to a common carrier F.O.B. shipping point.  However, product revenue based on channel partner purchase orders are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the channel partner’s ability to complete the sales process. Additionally, when the Company introduces new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

Since customer orders contain multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under ASC 605-25.  ASC 605-25 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control.

In these circumstances, Procera allocates revenue to each separate element based on its vendor specific objective evidence of fair value (“VSOE”). VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Through December 31, 2009, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services. The Company determines VSOE for PCS based on the rate charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS. The renewal rate is generally equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis.

When the Company is able to establish VSOE for all elements of the sales order it separates the deferred items accordingly.  Revenue is recognized on the deferred items using either the completed-performance or proportional-performance method depending on the terms of the service agreement.  When the amount of services to be performed in a series of acts is so significant in relation to the entire service contract, that performance is deemed not to have occurred until the final act is completed or when there are acceptance provisions based on customer-specified objectives.  Under these conditions, the Company uses the completed-performance method of revenue recognition which is measured by the customer’s acceptance.  The Company uses the proportional-performance method of deferred revenue recognition when a service contract specifies activities to be performed by the Company and those acts have been repeatedly demonstrated to be within its core competency.   Under this scenario, PCS revenue is recognized ratably over the life of the contract.  The majority of service revenue is recognized under the proportional-performance method using the straight line method with the revenue being earned over the life of the contract. A small portion of service revenue is derived from providing training on products and the Company uses the completed-contract method to recognize such revenue.  If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have fair value is PCS, revenue for the entire arrangement is deferred and recognized ratably over the support period.

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s consolidated balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

On January 1, 2007, the Company adopted ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

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

Development costs incurred in the research and development of new products, other than software, and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with ASC 985-20, “Costs of Software to be Sold, Leased or Marketed.” To date, the Company's software has been available for general release shortly after being determined to be technologically feasible, which the Company defines as a working prototype.  Accordingly, those costs have not been material.

Advertising Costs

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  Advertising costs are expensed as incurred. Advertising expenses were not significant for the years ended December 31, 2009, 2008 and 2007.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist entirely of foreign currency translation gains and losses. Comprehensive income (loss) is displayed in the accompanying consolidated statements of stockholders’ equity, and accumulated other comprehensive income (loss) is presented in the accompanying consolidated balance sheets.

Foreign Operations

The accompanying balance sheets contain certain recorded Company assets in two foreign countries - Sweden and Australia. Although these countries are considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries in Sweden and Australia is the local currency (Swedish Kroner and Australian Dollar). The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting cumulative translation adjustments are reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity in the accompanying consolidated balance sheets.

Business Segments

The Company operates in one reportable operating segment. Management uses one measurement of profitability and does not segregate its business for internal reporting (see Note 12).

3.	Recent Accounting Pronouncements

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.  The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. No impairment indicators were present during the year ended December 31, 2009.   When impairment indicators are present, the Company utilizes various methods to determine the fair value of its non-financial assets.  For example, to value property plant and equipment, we would use the cost method for determining fair value; for goodwill we would use a combination of analyzing the Company’s market capitalization based on the market price of the Company’s common stock and a determination of discounted cash flows of the Company’s operations.

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

4.	Balance Sheet Details

Inventory

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Finished goods	$1,824,052	$3,149,155
Work in process	-	74,892
Raw Materials	53,212	221,755
Inventories, net	$1,877,264	$3,445,802

Because the Company in 2009 began to obtain inventory in a form that requires minimal modification by the Company, it has only a minimal amount of raw materials and no work-in-process inventory.

Property and equipment

The following is a summary of property and equipment as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Machinery and equipment	$1,249,160	$1,281,806
Office furniture and equipment	53,187	155,348
Computer equipment	277,186	275,123
Software	19,724	51,705
Auto	-	62,194
Accumulated depreciation	(1,009,540)	(767,300)
Property and equipment, net	$589,717	$1,058,876

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $485,598, $313,617 and $184,926, respectively.

Intangible Assets and Goodwill

The following is a summary of purchased intangibles as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Gross Intangible	Accumulated Amortization	Net Intangible Assets	Gross Intangible	Accumulated Amortization	Net Intangible Assets
Product software	$4,578,000	$(4,578,000)	$—	$4,578,000	$(3,560,667)	$1,017,333
Management information software	2,224,000	(2,224,000)	—	2,224,000	(1,727,165)	496,835
Customer base	4,317,000	(4,317,000)	—	4,317,000	(3,352,594)	964,406
Purchased intangibles, net	$11,119,000	$(11,119,000)	$—	$11,119,000	$(8,640,426)	$2,478,574

Amortization expense relating to purchased intangible assets was $2,478,574, $3,706,333 and $3,706,333 for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill as of December 31, 2009 and 2008 was $960,209.

Accrued Liabilities

Accrued liabilities at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008

Payroll and related	$1,188,777	$770,655
Audit and legal services	65,850	253,580
Sales, VAT, income taxes	72,839	78,599
Sales commissions	323,508	547,867
Warranty	333,662	129,763
Other	270,403	60,978
Total accrued liabilities	$2,255,039	$1,841,442

Warranty Reserve

Changes in the warranty reserve during the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
Warranty accrual, beginning of period	$129,763	$64,864
Provision for current period sales	227,907	64,899
Deductions for warranty claims processed during the period	(24,008)	---
Warranty accrual, end of period	$333,662	$129,763

5.	Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provides borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bear interest at the prime rate plus 1%, but not less than 5% per annum. If the Company’s cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month or 8.25% per annum. Under the terms of the Secured Credit Facility, the Company will pay Silicon Valley Bank a $17,000 fee in each of the two years of the agreement and will pay a minimum monthly interest charge of $3,000 per month.  The Company also issued a warrant to Silicon Valley Bank for the purchase of 500,000 shares of the Company’s common stock with an exercise price of $0.40 per share and a fair value of $166,302, which will be amortized to interest expense over the two year term of the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Secured Credit Facility include financial covenants requiring minimum quarterly revenue and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets, or engage in mergers, consolidations or dispositions.  At December 31, 2009, the Company had $1.9 million outstanding on its Secured Credit Facility, which was repaid in January 2010.

On December 7, 2009, the Company terminated a loan and security agreement for a secured line of credit facility for working capital purposes with Peninsula Bank Business Funding, a division of The Private Bank of the Peninsula. The Company had no outstanding borrowings against the line of credit facility.

6.	Notes Payable

In April 2009, the Company received loan proceeds totaling $500,000 through a private placement of nonconvertible debt.  Such nonconvertible debt bears interest at 10% per annum, which interest is due and payable on a quarterly basis.   The nonconvertible debt is due together with any unpaid accrued interest on April 30, 2010. As of December 31, 2009, accounts payable included $12,603 of accrued interest associated with the nonconvertible debt.

In August 2008, the Company received loan proceeds totaling $550,000 from an individual and a financial institution and issued promissory notes in that amount. These notes bore interest at a rate of 10% per annum.  The Company made principal repayments of $250,000 in February 2009, $150,000 in April 2009, and the remaining outstanding principal of $150,000 was repaid in August 2009.

7.	Commitments and Contingencies

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

As of December 31, 2009, future minimum lease payments due under operating leases are as follows:

Years ending December 31,
2010	$373,130
2011	268,235
2012	135,413
2013	33,853
Total minimum lease payments	$810,631

Rent expense for operating leases was $441,666, $480,355, and $293,416 in 2009, 2008 and 2007, respectively.

8.	Guarantees

Indemnification Agreements

The Company enters into standard indemnification arrangements with certain of its business partners and customers in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

9.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of Preferred Stock, par value $0.001 per share. As of December 31, 2009 and 2008 no shares of preferred stock were issued and outstanding.

Common Stock Transactions

The Company is authorized to issue up to 130,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2009 there were 94,082,724 shares of Common Stock issued and outstanding.

During 2007, the company issued 1,323,410 shares of common stock upon the exercise of stock options and warrants.

In June 2007, the company issued 247,500 shares of common stock with a fair value of $611,325 as consideration for 12 months of investor relations services.

On July 17, 2007, the Company closed a private placement sale of 3,999,750 shares of its common stock at $2.00 per share to 66 institutional and other accredited investors and received cash proceeds of $7,488,635, net of financing expenses of $510,865.  In addition, placement agent warrants to purchase 199,988 shares with a fair value of $510,587 were issued as compensation for their services.

In August 2007, the company issued 72,727 shares of common stock with a fair value of $120,000 as consideration for placement agent services in connection with our November 2006 private placement financing.

In October 2007, the company issued 9,741 shares of common stock with a fair value of $30,000 as consideration for recruiting services.

During 2008, the company issued 2,659,501 shares of common stock upon the exercise of stock options and warrants.

In June 2008, the Company issued 17,850 shares with a fair value of $25,000 for recruiting services.  In August 2008, the company issued 490,000 shares of common stock with a fair value of $686,000 as consideration for 12 months of investor relations services.  In September, the Company issued 17,241 shares with a fair value of $25,000 for investment banking services.

On September 16, 2008, the Company closed a private placement sale of 5,244,666 shares of its common stock at prices of $1.10 and $1.17 per share to 66 institutional and other accredited investors and received cash proceeds of $5,828,549, net of financing expenses of $18,900.  In addition, placement agent warrants to purchase 17,759 shares (fair value of $7,184) were issued to the placement agents as compensation for their services. Mr. Thomas Saponas, a director of the Company, invested $1 million in this private placement at a price of $1.17 per share.

During 2009, option holders exercised rights to purchase 215,000 shares of common stock at prices ranging from $0.52 to $0.92 per share, resulting in net proceeds to the Company of $134,800.

During 2009, a warrant holder exercised rights to purchase 148,704 shares of common stock at a price of $0.01per share in a cashless exercise.

Private Placement of Common Stock and Convertible Promissory Notes and Promissory Notes

On May 4, 2009, the Company entered into subscription agreements (“the Subscription Agreements”) with certain institutional and accredited individual investors, pursuant to which the Company closed a private placement (the “Private Placement”) of the Company’s common stock, convertible promissory notes and promissory notes.  The Private Placement included the sale of 4,587,500 shares of the Company’s restricted common stock at $0.40 per share on June 3, 2009 for total proceeds of $1,835,000.  In May 2009, the private placement also included the issuance of convertible promissory notes in the aggregate principal amount of $1,860,000.  The convertible promissory notes bore interest at a 10% per annum interest rate and included a clause whereby these promissory notes would be automatically converted into shares of common stock at a conversion price of $0.40 per share upon the conclusion of the sale of restricted common stock. On June 3, 2009, the Company automatically converted these convertible promissory notes into 4,713,082 shares of restricted common stock.  The private placement also included the issuance of $500,000 of nonconvertible debt (see Note 6).

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

Convertible Promissory Notes

The 10% convertible note agreements issued for a total principal amount of $1,860,000 were converted into common stock of the Company on June 3, 2009.  On the issuance date, the Company recognized the value of the embedded beneficial conversion feature of $1,664,756 as additional paid-in capital and an equivalent debt discount. This debt discount is recorded as interest expense in the year ended December 31, 2009.

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

Warrants

At December 31, 2009, warrants to purchase 4,160,021 shares of common stock were outstanding.  The following table sets forth the key terms of these outstanding warrants.

Date of Grant	Underlying Security	Shares Outstanding		Vesting of Grant	Expiration Date	Weighted Average Exercise Price	Reason for Grant of Warrants
Feb-05	Common Stock	100,000		Performance	Feb-10	$1.78	Sales services
Feb-06	Common Stock	1,038,875		Immediate	Feb-11	$0.40	Raising capital
Aug-06	Common Stock	569,107		Immediate	Aug-11	$0.60	Acquisition of Company
Nov-06	Common Stock	1,380,000		Immediate	Nov-11	$1.50	Raising capital
Jan-07	Common Stock	75,417	(1)	Immediate	Jan-10	$2.14	Sales services
Jul-07	Common Stock	199,988	(2)	Immediate	Jul-12	$2.00	Raising capital
Jul-07	Common Stock	70,000	(3)	Immediate	Jul-10	$1.12	Raising capital
Sep-08	Common Stock	17,759	(4)	Immediate	Sep-11	$1.75	Raising capital
June-09	Common Stock	208,875	(5)	Immediate	Jun-12	$0.40	Raising capital
Dec-09	Common Stock	500,000	(6)	Immediate	Dec-16	$0.40	Credit Facility

		4,160,021

(Footnotes correspond to the warrant table above)

On January 24, 2007 the Company granted 115,000 warrants to purchase common stock at $2.14 per share and a fair value of $169,814 in exchange for independent sales services. As of December 31, 2009, 75,417 warrants remain outstanding. (1)

In conjunction with the closing of a private placement sale of common stock on June 17, 2007, the Company issued 199,998 warrants to purchase common stock with a fair value of $510,587 to placement agents as compensation for their services. The warrant quantity was approximately 5% of the shares purchased from the Company with a strike price of $2.00, equivalent to the price stockholders paid. (2)

On July 31, 2007, the Company issued 70,000 warrants to purchase common stock at $1.12 and a fair value of $132,328 in exchange for public relations services performed. (3)

In conjunction with the closing of a private placement sale of common stock on September 19, 2008, the Company issued 17,759 warrants to purchase common stock with a fair value of $7,184 to placement agents as compensation for their services. The warrant quantity was approximately 5% of the shares purchased from the Company with a strike price of $1.75, equivalent to the price stockholders paid. (4)

In conjunction with the closing of a private placement sale of common stock on June 3, 2009, the Company issued 208,875 warrants to purchase common stock with a fair value of $92,438 to placement agents as compensation for their services. (5)

On December 10, 2009, the Company entered into a two-year loan and security agreement for a Secured Credit Facility for short-term working capital purposes with Silicon Valley Bank. In conjunction with this agreement, the Company issued a warrant to Silicon Valley Bank for the purchase of 500,000 shares of the Company’s common stock with a fair value of $166,302. (6)

The exhibit below defines the outstanding warrants as of December 31, 2009 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.40	1,747,750	2.97	1,747,750
0.60	569,107	1.63	569,107
1.12	70,000	0.58	70,000
1.50	1,380,000	1.92	1,380,000
1.75	17,759	1.71	17,759
1.78	100,000	0.15	--
2.00	199,988	2.55	199,988
2.14	75,417	0.07	75,417

$0.95	4,160,021	2.25	4,060,021

Stock Option Plans and Stock-based Compensation

In August 2003, October 2004 and October 2007, the Company’s board of directors and, subsequently, its stockholders, adopted the 2003 Stock Option Plan, 2004 Stock Option Plan and 2007 Equity Incentive Plan, respectively (collectively referred to as the “Plan”). The Plan was amended in December 2009 to increase the number of shares reserved for issuance to 14,389,520. The purpose of the Plan is to enable the Company to offer stock-based incentives to employees, directors and consultants with the objective of aligning those individuals’ interests with those of stockholders.  The Plan authorizes the grant of options and other equity incentives to purchase shares of the Company’s common stock to employees, directors and consultants. Under the Plan, the Company may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

As of December 31, 2009, 4,140,517 shares were available for future grant under the Plan. The options under the Plan vest over varying lengths of time pursuant to various option agreements that the Company has entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than 10 years.  If the grant is to a stockholder holding more than 10% of the Company’s voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Options generally vest over a period of three to five years. Stock option exercises are settled with newly issued common shares approved by stockholders for inclusion under the Plan. Awards are set forth in written agreements between the Company and the respective option holders.  Awards under the Plan may not be made after the tenth anniversary of the date of adoption of each respective stock option plan but awards granted before that date may extend beyond that date.

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	7,988,274	$1.25
Granted	3,849,217	$0.61
Exercised	(215,000)	$0.95
Cancelled	(2,541,767)	$1.27

Outstanding at December 31, 2009	9,080,724	$0.99	8.38	$-

Vested and expected to vest at December 31, 2009	8,666,956	$0.99	8.30	$-

Exercisable at December 31, 2009	4,115,097	$1.15	7.73	$-

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $70,200, $330,596 and $226,474, respectively.

As of December 31, 2009, total unrecognized compensation cost related to unvested stock options was $2,835,530, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 3.11 years.

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.44, $0.90 and $1.92, respectively.

Stock-based employee compensation expense recognized pursuant to the Company’s stock option plans on the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2009	2008	2007

Cost of goods sold	$70,759	$51,069	$23,310
Research and development	33,002	251,543	473,691
Sales and marketing	254,967	410,701	690,443
General and administrative	798,229	984,589	784,831
Total stock-based compensation expense	1,156,957	1,697,902	1,972,275

Income tax benefit	-	-	-
Total stock-based compensation expense, net of income tax	$1,156,957	$1,697,902	$1,972,275

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model while the expense is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock-based awards granted during the years ended December 31, 2009, 2008 and 2007:

Year Ended December 31,
	2009		2008		2007
Expected term (in years)	4.15 - 4.61	yrs	4.08 - 4.44	yrs	5.25 - 7.00	yrs
Expected volatility	97 - 99%		98 - 99%		93 - 102%
Risk-free interest rate	1.55 - 2.26%		1.68 - 2.88%		3.59 - 5.02%
Dividend yield	-%		-%		-%

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

10.	Income Taxes

The components of income and loss before income taxes are as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Domestic	$(6,767,263)	$(12,830,273)	$(11,539,066)
Foreign	(1,308,467)	(2,114,101)	(2,014,819)
Loss before income taxes	$(8,075,730)	$(14,944,374)	$(13,553,885)

The Company’s provision for income taxes consists of the following:

	December 31,	December 31,	December 31,
	2009	2008	2007
Current income taxes
Federal/state	$3,785	$(869)	$5,255
Foreign	-	-	7,985
Total current income taxes	3,785	(869)	13,240

Deferred income taxes
Federal/state	-	-	-
Foreign	(695,235)	(1,041,400)	(1,085,745)
Total deferred income taxes	(695,235)	(1,041,400)	(1,085,745)

Provision for income taxes	$(691,450)	$(1,042,269)	$(1,072,505)

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended
	December 31, 2009	December 31, 2008
Deferred tax assets:
Federal and state net operating losses	$12,586,955	$12,157,023
Research credits	546,108	682,280
Non-deductible accrued expenses	1,926,177	1,751,356
Valuation allowance	(15,059,240)	(14,590,659)
Total deferred tax assets	—	—

Deferred tax liability:
Foreign intangibles	—	(695,239)
Net deferred tax liabilities	$—	$(695,239)

Reconciliation between the tax provision computed at the Federal statutory income tax rate of 34% and the Company’s actual effective income tax provision is as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Computed at statutory rate	$(2,745,748)	$(5,081,088)	$(4,608,321)
Research & development credits	(45,865)	(122,213)	(72,543)
State income taxes	(62,735)	(258,206)	(272,498)
Stock compensation – ISO	362,503	684,894	434,917
Loss not benefited	1,790,681	3,724,634	3,429,234
Foreign tax	–	–	7,985
Other	9,714	9,710	8,721
Total	$(691,450)	$(1,042,269)	(1,072,505)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $423,045 and by $2,933,106 for the fiscal years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32,977,846 which expire beginning after the year 2020. The Company also has California net operating loss carryforwards of approximately $24,511,354 which expire beginning after the year 2012. The Company also has federal and California research and development tax credits of $341,915 and $386,230, respectively. The federal research credits will begin to expire after the year 2021 and the California research credits have no expiration date. The Company also has California Manufacturer’s Investment Credit of $4,382 which begins to expire after the year 2012.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

We adopted the provisions of ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2007. As a result of the implementation of these provisions, we recognized no material adjustment in the liability for unrecognized income tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at January 1, 2009	$194,775
Increase related to current year tax position	11,466
Increase related to tax positions of prior years	30,553
Balance at December 31, 2009	$236,794

A total of $202,999 of the unrecognized tax benefits would affect our effective tax rate. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we have no accrued interest or penalties related to uncertain tax positions. The tax years 2001-2008 remain open to examination by one or more of the major taxing jurisdictions to which we are subject. The company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2010.

11.	Net Income (Loss) Per Share

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

	December 31,	December 31,	December 31,
	2009	2008	2007
Numerator – Basic and diluted	$(7,384,280)	$(13,902,105)	$(12,481,380)

Denominator – basic and diluted:
Weighted average common shares outstanding	89,886,338	79,144,479	71,422,184
Total	89,886,338	79,144,479	71,722,184

Net loss per share – basic and diluted	$(0.08)	$(0.18)	$(0.17)

Antidilutive securities:
Options	9,080,724	7,988,274	6,675,166
Warrants	4,160,021	4,302,414	7,714,407
Rights to purchase common stock	—	—	300,000

Total antidilutive securities	13,240,745	12,290,688	14,689,573

12.	Segment Information and Revenue by Geographic Region

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographic region:

	Year Ended
	December 31,
	2009	2008	2007
Net sales:
United States	$12,522,176	$2,097,008	$2,218,408
Latin America	148,500	449,244	180,560
Australia	682,247	964,126	694,534
Asia	3,007,632	2,212,985	1,168,875
Europe	3,768,289	5,800,591	2,410,164
Total	$20,128,844	$11,523,954	$6,672,541

	December 31,	December 31,
	2009	2008
Long-lived assets:
United States	$501,317	$765,524
Europe	167,535	2,747,667
Australia	24,172	71,553
Total	$693,024	$3,584,744

Sales made to customers located outside the United States as a percentage of total net revenues were 38%, 82% and 67% for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, revenue from one customer accounted for 44% of net revenue with no other single customer accounting for more than 10% of net revenue.  For the year ended December 31, 2008, revenue from two customers accounted for 16% and 10% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue. For the year ended December 31, 2007, revenue from two customers accounted for 15% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

At December 31, 2009, accounts receivable from two customers represented 55% and 14%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2008, accounts receivable from one customer represented for 23% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2009 and 2008, approximately 27% and 82%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

13.	Subsequent Events

On March 4, 2010, the Company closed a registered placement of its common stock primarily to institutional investors. The offering price of the Company’s common stock was $0.40 per share. The Company sold 18 million shares of common stock with gross proceeds of $7.2 million. The Company received net proceeds of approximately $6.5 million after deducting the placement agent’s commission of $504,000 and legal and other offering costs. The placement agent also received a warrant to purchase 180,000 shares of the Company’s common stock at an exercise price of $0.40 per share which expires on March 4, 2013.

Supplemental Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2009 and 2008:

	March 31	June 30	September 30	December 31
	2009	20091	2009	2009
	In thousands, except per share data

Net sales	$2,947	$3,234	$4,583	$9,364
Gross profit	$1,159	$878	$1,488	$4,659
Net income (loss)	$(2,334)	$(4,333)	$(1,595)	$877
Basic and diluted net income (loss) per share	$(0.03)	$(0.05)	$(0.02)	$0.01

	March 31	June 30	September 30	December 31
	2008	2008	2008	2008
	In thousands, except per share data

Net sales	$1,716	$2,615	$2,690	$4,504
Gross profit	$485	$1,154	$775	$1,801
Net loss	$(3,483)	$(3,917)	$(3,753)	$(2,749)
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.03)

1   In the quarter ended June 30, 2009, the Company recorded a non-cash charge of $1.7 million as interest expense reflecting the intrinsic value of an embedded option in convertible promissory notes that were issued and converted into common stock during the quarter.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PMB Helin Donovan LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

 Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Stockholders was held on December 16, 2009 (“Annual Meeting”).  A total of 70,675,157 shares of common stock, or 75% of the outstanding shares, were represented in person or by proxy.  The results of the matters voted on at the Annual Meeting are as follows:

(1) a proposal to elect six nominees to serve as members of our Board of Directors until the 2010 annual meeting or until their respective successors are elected and have qualified, or until such director’s death, resignation or removal;

	Number of Shares
Name	For	Withheld
Scott McClendon	58,868,579	11,806,578
James F. Brear	68,045,878	2,629,279
Staffan Hillberg	67,062,161	3,612,996
Mary Losty	67,190,290	3,484,867
Thomas Saponas	59,009,845	11,665,312

All nominees were elected to our Board of Directors.

(2) a proposal to approve an amendment to the Company’s 2007 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock that may be issued under the Plan by 2,000,000 shares;

For	Against	Abstain
14,474,965	3,372,154	118,401

The amendment was approved.

(3) a proposal to ratify the selection by the Audit Committee of PMB Helin Donovan, LLP as independent auditors of the company for its fiscal year ended December 31, 2009;

For	Against	Abstain
70,006,204	524,515	144,438

The selection of PMB Helin Donovan, LLP as our independent auditors for the fiscal year ended December 31, 2009 was ratified.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” in our Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 40.

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

2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization, dated August 18, 2006 by and between the Company and the Sellers of Netintact, included as Exhibit 2.1 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.

2.3* Form of Closing Date Warrant Agreement, dated August 18, 2006, included as Exhibit 2.2 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.4* Form of Incentive Warrant Agreement, dated August 18, 2006, included as Exhibit 2.3 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.5* Lockup Agreement dated August 18, 2006, included as Exhibit 2.4 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.6* Voting Agreement dated August 18, 2006, included as Exhibit 2.5 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.7* Form of Escrow Agreement, included as Exhibit 2.6 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.8* First Amendment to the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company and the Sellers of Netintact dated November 2006, included as Exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

3.1* Articles of Incorporation, included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3* Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4* Amended and Restated Bylaws, adopted on August 16, 2007, included as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
4.1*Form of Subscription Agreement for July 2007 offering, included as Exhibit 10.1 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.2*Form of Registration Rights Agreement for July 2007 offering, included as Exhibit 10.2 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.3* Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.4* Form of Subscription Agreement for November 2006 offering, included as Exhibit 2.1 to our form 8-K filed on December 6, 2006 and incorporated herein by reference
4.5* Form of Registration Rights Agreement for November 2006 offering, included as Exhibit 2.3 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.
4.6*Form of Warrant Agreement for November 2006 offering, included as Exhibit 2.2 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.
4.7* Form of Subscription Agreement for February 2006 offering, included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.8* Form of Amendment to Stock Subscription Agreement for February 2006 offering, included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.

4.9* Form of Registration Rights Agreement for February 2006 offering, included as Exhibit 10.4 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.10* Form of Subscription Agreement for December 2004 offering, included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.11* Form of Registration Rights Agreement for December 2004 offering, included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.12 * Form of Warrant Agreement for December 2004 offering included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.13* Form of Warrant Agreement for December 2004 offering, included as Exhibit 10.4 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.14* Form of Subscription Agreement for June 2003 offering, included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.15* Form of Registration Rights Agreement for June 2003 offering included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.16*Form of Warrant Agreement for June 2003 offering, included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.17*Form of Subscription Agreement for September 2008 offering, included as Exhibit 10.1 to our form 8-K filed on August 29, 2008 and incorporated herein by reference.
4.18*Amendment No. 1 to Subscription Agreement by and between the Company and Thomas A. Saponas, entered into as of September 12, 2008, included as Exhibit 10.2 to our form 8-K/A filed on September 17, 2008 and incorporated herein by reference.

4.19* Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.20* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.21* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.22* Warrant to Silicon Valley Bank, dated December 10, 2009, included as Exhibit 4.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.
4.23* Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
4.24* Form of Warrant for March 2010 offering, included as Exhibit 4.1 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
10.1* 2003 Stock Option Plan, included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3* Lease Agreement by and between the Company and Vasona Business Park, dated as of May 1, 2005, included as Exhibit 10.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

10.4 *Lease Extension by and between the Company and Vasona Business Park dated November 20, 2007 included as Exhibit 10.8 to our form 10-K filed on April 2, 2008, as amended, and incorporated herein by reference.

10.5*2007 Equity Incentive Plan included as Exhibit 10.1 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.6*Executive Employment Agreement for James F. Brear dated as of February 11, 2008 included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.7* Executive Employment Agreement for Charles Constanti, dated as of April 27, 2009, included as Exhibit 10.1 to our form 8-K filed on April 30, 2009 and incorporated herein by reference.
10.8* Amendment to Lease by and between the Company and Vasona Business Park, dated April 30, 2009, included as Exhibit 10.5 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.

10.9* Form of Indemnity Agreement, included as Exhibit 10.6 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
10.10* Summary of Agreement with Continuous Computing Corporation dated April 13, 2009, included as Exhibit 10.7 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.

10.11* Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated December 10, 2009, included as Exhibit 10.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.

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
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 * Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Gatos, State of California, on this 11th day of March 2010.

Procera Networks, Inc.

Date: March 11, 2010	By:	/s/ James F. Brear
James F. Brear
President and Chief Executive Officer

Date: March 11, 2010	By:	/s/ Charles Constanti
Charles Constanti
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Brear and Charles Constanti, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Brear	President and Chief Executive Officer	March 11, 2010
James Brear	(Principal Executive Officer) and Director

/s/ Charles Constanti	Chief Financial Officer	March 11, 2010
Charles Constanti	(Principal Accounting and Financial Officer)

/s/ Thomas Saponas	Director	March 11, 2010
Thomas Saponas

/s/ Scott McClendon	Director	March 11, 2010
Scott McClendon

/s/ Mary Losty	Director	March 11, 2010
Mary Losty

/s/ Staffan Hillberg	Director	March 11, 2010
Staffan Hillberg

/s/ Paul Stich	Director	March 11, 2010
Paul Stich

EXHIBIT INDEX

2.1* Agreement and Plan of Merger by and between Zowcom, Inc. and the Company, dated June 24, 2003, included as Exhibit A to our Preliminary Proxy Statement on Schedule 14A filed on August 25, 2003 and incorporated herein by reference.

2.2* First Amended and Restated Stock Exchange Agreement and Plan of Reorganization dated August 18, 2006 by and between the Company and the Sellers of Netintact, included as Exhibit 2.1 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.

2.3* Form of Closing Date Warrant Agreement, dated August 18, 2006, included as Exhibit 2.2 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.4* Form of Incentive Warrant Agreement, dated August 18, 2006, included as Exhibit 2.3 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.5* Lockup Agreement, dated August 18, 2006, included as Exhibit 2.4 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.6* Voting Agreement, dated August 18, 2006, included as Exhibit 2.5 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.7* Form of Escrow Agreement, included as Exhibit 2.6 to our form 8-K filed on August 31, 2006 and incorporated herein by reference.
2.8* First Amendment to the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company and the Sellers of Netintact, dated November 2006, included as Exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

3.1* Articles of Incorporation, included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3* Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4* Amended and Restated Bylaws, adopted on August 16, 2007, included as Exhibit 3.4 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
4.1*Form of Subscription Agreement for July 2007 offering, included as Exhibit 10.1 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.2*Form of Registration Rights Agreement for July 2007 offering included as Exhibit 10.2 to our form 8-K filed on July 19, 2007 and incorporated herein by reference.
4.3* Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.4* Form of Subscription Agreement for November 2006 offering, included as Exhibit 2.1 to our form 8-K filed on December 6, 2006 and incorporated herein by reference
4.5* Form of Registration Rights Agreement for November 2006 offering, included as Exhibit 2.3 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.
4.6*Form of Warrant Agreement for November 2006 offering, included as Exhibit 2.2 to our form 8-K filed on December 6, 2006 and incorporated herein by reference.
4.7* Form of Subscription Agreement for February 2006 offering, included as Exhibit 10.1 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.8* Form of Amendment to Stock Subscription Agreement for February 2006 offering, included as Exhibit 10.2 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.9* Form of Registration Rights Agreement for February 2006 offering, included as Exhibit 10.4 to our form 8-K filed on March 1, 2006 and incorporated herein by reference.
4.10* Form of Subscription Agreement for December 2004 offering, included as Exhibit 10.1 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.11* Form of Registration Rights Agreement for December 2004 offering, included as Exhibit 10.2 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.12 * Form of Warrant Agreement for December 2004 offering, included as Exhibit 10.3 to our current report form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.13* Form of Warrant Agreement for December 2004 offering, included as Exhibit 10.4 to our form 8-K filed on January 4, 2005 and incorporated herein by reference.
4.14* Form of Subscription Agreement for June 2003 offering, included as Exhibit 4.13 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

4.15* Form of Registration Rights Agreement for June 2003 offering, included as Exhibit 4.14 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.16*Form of Warrant Agreement for June 2003 offering, included as Exhibit 4.15 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.17*Form of Subscription Agreement for September 2008 offering, included as Exhibit 10.1 to our form 8-K filed on August 29, 2008 and incorporated herein by reference.
4.18*Amendment No. 1 to Subscription Agreement by and between the Company and Thomas A. Saponas, entered into as of September 12, 2008, included as Exhibit 10.2 to our form 8-K/A filed on September 17, 2008 and incorporated herein by reference.

4.19* Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.20* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.21* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.22* Warrant to Silicon Valley Bank, dated December 10, 2009, included as Exhibit 4.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.
4.23* Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
4.24* Form of Warrant for March 2010 offering, included as Exhibit 4.1 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
10.1* 2003 Stock Option Plan, included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3* Lease Agreement by and between the Company and Vasona Business Park, dated as of May 1, 2005, included as Exhibit 10.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.

10.4 *Lease Extension by and between the Company and Vasona Business Park, dated November 20, 2007, included as Exhibit 10.8 to our form 10-K filed on April 2, 2008, as amended, and incorporated herein by reference.

10.5*2007 Equity Incentive Plan, included as Exhibit 10.1 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.6*Executive Employment Agreement for James F. Brear, dated as of February 11, 2008, included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.7* Executive Employment Agreement for Charles Constanti, dated as of April 27, 2009, included as Exhibit 10.1 to our form 8-K filed on April 30, 2009 and incorporated herein by reference.
10.8* Amendment to Lease by and between the Company and Vasona Business Park, dated April 30, 2009, included as Exhibit 10.5 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.

10.9* Form of Indemnity Agreement, included as Exhibit 10.6 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
10.10* Summary of Agreement with Continuous Computing Corporation dated April 13, 2009, included as Exhibit 10.7 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
10.11* Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated December 10, 2009, included as Exhibit 10.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.

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
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *  Previously filed