Form 10-Q
period 2010-03-31
PROCERA NETWORKS INC
filed 2010-05-10
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 7, 2010, the registrant had 112,082,724 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,146,327	$3,191,896
Accounts receivable, less allowance of $266,609 and $281,140 at March 31, 2010 and December 31, 2009, respectively	3,485,986	8,908,620
Inventories, net	2,110,479	1,877,264
Prepaid expenses and other	822,762	692,007
Total current assets	16,565,554	14,669,787

Property and equipment, net	588,311	589,717
Goodwill	960,209	960,209
Other non-current assets	80,944	103,307
Total assets	$18,195,018	$16,323,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,917,088
Accounts payable	693,468	1,003,225
Deferred revenue	1,990,267	2,103,060
Accrued liabilities	1,717,145	2,255,039
Notes payable	—	500,000
Total current liabilities	4,400,880	7,778,412

Non-current liabilities:
Deferred rent	11,748	29,371
Total liabilities	4,412,628	7,807,783

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 112,082,724 and 94,082,724 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	112,083	94,083
Additional paid-in capital	74,572,008	67,814,203
Accumulated other comprehensive loss	(261,697)	(268,449)
Accumulated deficit	(60,640,004)	(59,124,600)
Total stockholders’ equity	13,782,390	8,515,237
Total liabilities and stockholders’ equity	$18,195,018	$16,323,020

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Sales:
Product sales	$2,382,964	$2,171,043
Support sales	910,646	776,291
Total net sales	3,293,610	2,947,334
Cost of sales:
Product cost of sales	1,451,935	1,668,748
Support cost of sales	127,485	119,172
Total cost of sales	1,579,420	1,787,920

Gross profit	1,714,190	1,159,414

Operating expenses:
Research and development	620,495	636,142
Sales and marketing	1,457,497	1,684,861
General and administrative	1,107,374	1,329,445
Total operating expenses	3,185,366	3,650,448

Loss from operations	(1,471,176)	(2,491,034)
Interest and other income (expense), net	(42,972)	(23,836)

Loss before income taxes	(1,514,148)	(2,514,870)
Income tax provision (benefit)	1,256	(180,817)
Net loss	$(1,515,404)	$(2,334,053)

Net loss per share - basic and diluted	$(0.02)	$(0.03)
Shares used in computing net loss per share - basic and diluted	99,482,724	84,498,491

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,515,404)	$(2,334,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	115,113	132,504
Amortization of intangibles	—	926,583
Compensation related to stock-based awards	304,602	322,428
Provision for excess and obsolete inventory	18,687	50,000
Deferred income taxes	—	(258,647)
Changes in assets and liabilities:
Accounts receivable	5,450,936	167,730
Inventories	(248,454)	353,368
Prepaid expenses and other current assets	(112,963)	159,083
Accounts payable	(305,639)	25,527
Accrued liabilities and deferred rent	(551,427)	(301,796)
Deferred revenue	(119,854)	179,014
Net cash provided by (used in) operating activities	3,035,597	(578,259)

Cash flows from investing activities:
Purchase of property and equipment	(115,038)	(35,848)
Net cash used in investing activities	(115,038)	(35,848)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,471,203	—
Repayments on line of credit	(1,917,088)	—
Payments on notes payable	(500,000)	(250,000)
Principal payments on capital leases	—	(1,632)
Net cash provided by (used in) financing activities	4,054,115	(251,632)

Effect of exchange rates on cash and cash equivalents	(20,243)	5,354

Net increase (decrease) in cash and cash equivalents	6,954,431	(860,385)

Cash and cash equivalents, beginning of period	3,191,896	1,721,225

Cash and cash equivalents, end of period	$10,146,327	$860,840

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of bandwidth management and control products that deliver a broad set of capabilities, which include congestion management, operational intelligence and service creation capabilities, for broadband service providers worldwide. Procera’s products offer network administrators intelligent network traffic identification, control and service management.

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

The Company was incorporated in 2002. In 2006, Procera acquired the stock of Netintact AB, a Swedish corporation and acquired the effective ownership of the stock of Netintact PTY, an Australian company. The Company has operations in California, Sweden and Australia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010.

The accompanying financial statements have been prepared in conformity with GAAP. Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on stockholders' equity, previously reported net loss, or the net change in cash and cash equivalents.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries, Netintact AB and Netintact PTY.  All significant inter-company balances and transactions have been eliminated.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2010 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes its estimates of inventory reserves, allowance for bad debts, recoverability of long-lived assets, fair value of intangible assets and recognition and measurement of current and deferred income taxes to be the most sensitive estimates impacting financial position and results of operations in the near term.

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

Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date (the beginning of fiscal 2006), as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

Index

Statements of Cash Flows. For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all demand deposits and certificates of deposit with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and debt. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update on its consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

Index

4.	STOCK-BASED COMPENSATION

The Company has an equity incentive plan that provides for the grant of incentive stock options to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009

Cost of goods sold	$21,727	$18,059
Research and development	5,247	8,720
Sales and marketing	62,946	81,610
General and administrative	214,682	214,039
Total stock-based compensation expense	304,602	322,428

Income tax benefit	—	—
Total stock-based compensation expense, net of income tax	$304,602	$322,428

No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	9,080,724	$0.99
Granted	498,632	$0.46
Exercised	—	—
Cancelled	(92,918)	$1.40

Outstanding at March 31, 2010	9,486,438	$0.96	8.24	$—

Vested and expected to vest at March 31, 2010	9,105,761	$0.96	8.16	$—

Exercisable at March 31, 2010	4,670,186	$1.10	7.71	$—

No options were exercised during the three months ended March 31, 2010 and 2009.

As of March 31, 2010, total unrecognized compensation cost related to unvested stock options was $2,637,549, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.95 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.33 and $0.62, respectively.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model while the expense is recognized over the requisite service period using the straight-line attribution approach.

Index

The following assumptions were used in determining the fair value of stock-based awards granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected term (years)	4.60	4.44
Expected volatility	96.4%	98.9%
Risk-free interest rate	2.17%	1.68%
Expected dividend yield	0%	0%

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

	Three Months Ended March 31,
	2010	2009
Numerator - basic and diluted	$(1,515,404)	$(2,334,053)
Denominator - basic and diluted
Weighted average common shares outstanding	99,482,724	84,498,491
Total	99,482,724	84,498,491
Net loss per share - basic and diluted	$(0.02)	$(0.03)
Antidilutive securities:
Options outstanding	9,486,438	7,773,959
Warrants	4,164,604	4,302,414
Total	13,651,042	12,076,373

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,515,404)	$(2,334,053)
Foreign currency translation adjustments	6,751	8,608
Comprehensive loss	$(1,508,653)	$(2,325,445)

Index

7.	INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Finished goods	$2,085,473	$1,824,052
Raw materials	25,006	53,212
Inventories, net	$2,110,479	$1,877,264

8.	ACCRUED LIABILITIES

Accrued liabilities at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Payroll and related	$755,053	$1,188,777
Audit and legal services	132,067	65,850
Sales and VAT taxes	18,273	72,839
Sales commissions	202,667	323,508
Warranty	360,629	333,662
Other	248,456	270,403
Total	$1,717,145	$2,255,039

Warranty Reserve

The Company warrants its products against material defects for a specific period of time, generally twelve months. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.

Changes in the warranty reserve during the three months ended March 31, 2010 were as follows:

Warranty obligation at December 31, 2009	$333,662
Provision for current period sales	26,967
Deductions for warranty claims processed during the period	—
Warranty obligation at March 31, 2010	$360,629

9.	STOCKHOLDERS’ EQUITY

On March 4, 2010, the Company closed a registered placement of its common stock primarily to institutional investors. The offering price of the Company’s common stock was $0.40 per share. The Company sold 18 million shares of common stock at a gross sales price of $7.2 million, and received net proceeds of approximately $6.5 million after deducting the placement agent’s commission and legal and other offering costs. The placement agent also received a warrant to purchase 180,000 shares of the Company’s common stock at an exercise price of $0.40 per share which expires on March 4, 2013. The warrant had an estimated fair value of $44,547 calculated using the Black-Scholes option pricing model.

Index

Warrants

A summary of warrant activity for the three months ended March 31, 2010 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2009	4,160,021	$0.95
Issued	180,000	0.40
Exercised	—	—
Cancelled/expired	(175,417)	1.93
Outstanding March 31, 2010	4,164,604	$0.84

The chart below shows the outstanding warrants as of March 31, 2010 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.40	1,927,750	2.74	1,927,750
0.60	569,107	1.38	569,107
1.00	360,000	1.67	360,000
1.12	70,000	0.33	70,000
1.50	1,020,000	1.67	1,020,000
1.75	17,759	1.46	17,759
2.00	199,988	2.30	199,988

$0.84	4,164,604	2.13	4,164,604

10.	INCOME TAXES

At March 31, 2010 and December 31, 2009, the Company had $236,794 of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2009 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to March 31, 2011.

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

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company  does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

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

Index

The Company and its subsidiaries have entered into office lease agreements for its headquarters in Los Gatos, California; Netintact, AB offices in Varberg, Sweden; and Netintact PTY offices in Melbourne, Australia.

As of March 31, 2010, future minimum lease payments under operating leases are as follows:

Nine months ending December 31, 2010	$304,075
Years ending December 31,
2011	264,978
2012	132,320
2013	33,080
Total minimum lease payments	$734,453

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provides borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bear interest at the prime rate plus 1%, but not less than 5% per annum. If the Company’s cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. Under the terms of the Secured Credit Facility, the Company will pay Silicon Valley Bank a $17,000 fee in each of the two years of the agreement and will pay a minimum monthly interest charge of $3,000 per month.  The Company also issued a warrant to Silicon Valley Bank for the purchase of 500,000 shares of the Company’s common stock with an exercise price of $0.40 per share and a fair value of $166,302, which is being amortized to interest expense over the two-year term of the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Secured Credit Facility include financial covenants requiring minimum quarterly revenue and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  The level of the Company’s revenue of $3.3 million in the first quarter of 2010 did not meet the minimum revenue requirement of $3.4 million and accordingly the Company was out of compliance with the minimum quarterly revenue requirement.  The Company received a waiver from Silicon Valley Bank waiving the minimum revenue requirement for the first quarter of 2010.  At March 31, 2010, the Company had no borrowings outstanding on its Secured Credit Facility.

Notes Payable

In April 2009, the Company received loan proceeds totaling $500,000 through a private placement of nonconvertible debt.  Such nonconvertible debt bore interest at 10% per annum, which interest was due and payable on a quarterly basis.   The nonconvertible debt was repaid by the Company during the quarter ended March 31, 2010.

12.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months Ended
	March 31,
	2010	2009
Sales:
United States	$1,964,891	$496,550
Europe, Middle East and Africa	414,680	1,013,473
Asia Pacific	914,039	1,437,311
Total	$3,293,610	$2,947,334

	March 31, 2010	December 31, 2009
Long-lived assets
United States	$455,773	$501,317
Europe	192,612	167,535
Australia	20,870	24,172
Total	$669,255	$693,024

Index

Sales made to customers located outside the United States as a percentage of total net revenues were 40% and 83% for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, revenue from two customers each represented 18% of net revenue and a third represented 14% of net revenue, with no other single customer representing more than 10% of net revenue. For the three months ended March 31, 2009, revenue from four customers represented 30%, 16%, 14%, and 13%, respectively, of net revenue, with no other single customer representing more than 10% of net revenue.

At March 31, 2010, accounts receivable from three customers represented for 23%, 18% and 14%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2009, accounts receivable from two customers represented 55% and 14%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of March 31, 2010 and December 31, 2009, approximately 42% and 27%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. We also provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations, identified under the caption "Risk Factors" and elsewhere in this quarterly report on Form 10-Q, as well as general risks and uncertainties such as those relating to general economic conditions and demand for our products and services.

Overview

We are a leading provider of evolved network traffic awareness, analysis and control solutions based on Deep Packet Inspection (DPI) technology for a broad range of broadband service providers worldwide. Our products offer network operators: network traffic identification, control and service management.

We have more than 600 customers who have installed over 1,300 of our systems in total. Our customers include cable multi-system operators, mobile service providers, telecommunications companies, universities and other entities.

Our products are marketed under the PacketLogic™ brand name. We have multiple products, from 2 megabits per second up to 80 gigabits per second, that address a broad market spectrum of customers.

Index

Our PacketLogic family of products offers:

●
Accuracy.  Our proprietary DRDL software solution allows us to provide our customers with a high degree of application identification accuracy and the flexibility to regularly update the software to keep up with the rapid introduction of new Internet applications;

●
Scalability.  Our family of products is scalable from a few hundred megabits to 80 gigabits of traffic per second, up to 5 million subscribers and up to 48 million simultaneous data flows, which is critical to service providers as they upgrade to DOCSIS 3.0 (a high bandwidth broadband cable standard), FTTX (high bandwidth fiber to the home or neighborhood used by telecom broadband network providers) and LTE (enabling higher bandwidth mobile phone networks) technologies in the access network; and

●
Platform Flexibility.  Our products are deployable in many locations in a network and leverage off-the-shelf hardware, and can rapidly leverage advances in computing technology which we believe to be a better solution than those which are dependent on specific network silicon processors or hardware platforms.

We face competition from suppliers of standalone DPI products including Allot Communications, Arbor Networks, Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Ericsson, Huawei Technologies Company, Juniper Networks, and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

Most of our competitors are larger and more established enterprises with substantially greater financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of such competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.  However, we do not believe there is a dominant supplier in our market. Based on our belief in the superiority of our technology, we believe that we have an opportunity to capture meaningful market share and benefit from what we believe will be growth in the DPI market.

We were incorporated in 2002, and in October 2003, we merged with Zowcom, Inc., a publicly-traded Nevada corporation.  We acquired Netintact AB, a Swedish corporation, and Netintact PTY, an Australian company, in 2006.

Following the acquisitions of Netintact AB and Netintact PTY, our core products and business changed substantially to focus on DPI solutions. PacketLogic, the flagship product and technology of Netintact, now is the Company’s principal product offering. We sell our products through our direct sales force, resellers, distributors and systems integrators in the Americas, Asia Pacific and Europe.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  Our significant accounting policies are summarized in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.

Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. In accordance with SEC guidance, the Company believes the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

·	Revenue Recognition;
·	Valuation of Goodwill, Intangible and Long-Lived Assets;
·	Allowance for Doubtful Account;
·	Stock-Based Compensation; and
·	Accounting for Income Taxes.

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2009.

Index

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update on our consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

Results of Operations

Comparison of Three Months ended March 31, 2010 and 2009

Revenue

	Three Months Ended
	March 31,
	2010	2009	Increase
	($ in thousands)

Net product revenue	$2,383	$2,171	10%
Net support revenue	911	776	17%
Total revenue	$3,294	$2,947	12%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from support and services.

The increase in product revenue of 10% for the three months ended March 31, 2010, compared with the same period in 2009, reflected increased sales of our high-end PL10000 series product.

The increase in support revenue of 17% for the three months ended March 31, 2010, compared with the same period in 2009 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services.

We believe that our revenue will continue to grow in each of the remaining quarters of the fiscal year ending December 31, 2010, as compared with the same periods in 2009.

Index

Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory.

The following table presents the breakdown of cost of sales by category:

	Three Months Ended
	March 31,
	2010	2009	Change
	($ in thousands)

Materials and per-use licenses	$1,185	$1,040
Percent of net product revenue	50%	48%	2%
Applied labor and overhead	212	128
Percent of net product revenue	9%	6%	3%
Other indirect costs	55	119
Percent of net product revenue	2%	5%	(3)%
Product costs	1,452	1,287
Percent of net product revenue	61%	59%	2%

Support costs	127	119
Percent of net support revenue	14%	15%	(1)%

Amortization of acquired assets	—	382
Percent of total net revenue	0%	13%	(13)%

Total costs of sales	$1,579	$1,788
Percent of total net revenue	48%	61%	(13)%

Total cost of sales during the three months ended March 31, 2010 decreased by $208,500 and as a percentage of sales by 13%, compared to the same period in 2009.  The decrease in cost of sales reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition related intangible asset amortization classified as cost of sales was $381,500 in the three months ended March 31, 2009.  The benefit of the lower amortization cost was partially offset by higher material costs associated with increased product revenues and higher fees for technology interfaces.

Gross Profit

Gross profit for the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009	Increase
	($ in thousands)
Gross profit	$1,714	$1,159	48%
Percent of total net revenue	52%	39%

Gross profit margin for the three months ended March 31, 2010, increased by 13 percentage points to 52% from 39% in the comparable period in the prior year.  This increase reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as cost of sales was $381,500 in the months ended March 31, 2009.  Excluding the impact of acquisition-related intangible asset amortization, the gross profit margin rate was unchanged in the three months ended March 31, 2010 compared with the comparable period of the prior year, with the benefit of the increase in higher margin support revenue offset by a decrease in the gross margin rate from product revenue.

Index

Operating Expense

Operating expenses for the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009	Decrease
	($ in thousands)

Research and development	$620	$636	(3	) %
Sales and marketing	1,457	1,685	(14	) %
General and administrative	1,107	1,329	(17	) %
Total	$3,185	$3,650	(13	) %

Research and Development

 Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining efforts for products already released and development costs associated with planned new products.

	Three Months Ended
	March 31,
	2010	2009	Decrease
	($ in thousands)

Research and development	$620	$636	(3)%
Percentage of total net revenue	19%	22%

Research and development expenses for the three months ended March 31, 2010 were relatively flat, compared to the same period in 2009. Research and development expenses decreased as a percentage of sales by 3 percentage points to 19% for the three months ended March 31, 2010, compared to the same period in 2009 because revenue increased while research and development expenses remained relatively flat.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended
	March 31,
	2010	2009	Decrease
	($ in thousands)

Sales and marketing	$1,457	$1,685	(14)%
Percentage of total net revenue	44%	57%

Sales and marketing expenses for the three months ended March 31, 2010 decreased by $227,364, compared to the same period in 2009.  This decrease in sales and marketing expenses reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as sales and marketing expenses was $359,750 in the three months ended March 31, 2009.  The benefit of the lower amortization cost was partially offset by an increase in compensation costs due to an increase in sales and marketing employees and contractors.  Stock-based compensation recorded to sales and marketing expense in the three months ended March 31, 2010 and 2009 was $62,946 and $81,610, respectively.

Index

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance function, service fees for professional services and amortization of intangible assets.  Professional services include costs for legal, independent auditors and investor relations.

	Three Months Ended
	March 31,
	2010	2009	Decrease
	($ in thousands)

General and administrative	$1,107	$1,329	(17)%
Percentage of total net revenue	34%	45%

General and administrative expenses for the three months ended March 31, 2010 decreased by $222,071, compared to the same period in 2009. This decrease in general and administrative expenses reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as general and administrative expenses was $185,333 in the three months ended March 31, 2009.  The decrease in general and administrative expenses also reflects a decrease in the cost of investor relations services.  Stock-based compensation recorded to general and administrative expense in the three months ended March 31, 2010 and 2009, respectively was $214,682 and $214,039, respectively.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
	2010	2009	Increase
	($ in thousands)

Interest and other income (expense), net	$(43)	$(24)	79%

The increase in net other expense reflects higher interest costs connected with our secured credit facility with Silicon Valley Bank entered into on December 10, 2009.

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in the states of California and Massachusetts.  We recorded a tax benefit primarily from the amortization of acquisition-related intangible assets. We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of ASC 740 which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net cash provided by (used in) operating activities	$3,036	$(578)
Net cash used in investing activities	(115)	(36)
Net cash provided by (used in) financing activities	4,054	(251)
Effect of exchange rate changes on cash and cash equivalents	(20)	5
Net increase (decrease) in cash and cash equivalents	$6,954	$(860)

During the three months ended March 31, 2010, our operations provided $3.0 million of cash, compared with a $578,000 use of cash in operating activities in the same period in 2009. The $3.0 million of cash provided by our operating activities during the three months ended March 31, 2010 reflected $5.5 million of cash provided by the collection of accounts receivable, partially offset by our use of cash connected with our $1.5 million net loss for the period and in buying inventory and payments made for accounts payable and accrued liabilities.  By comparison, the $578,000 of cash used in three months ended March 31, 2009, reflected our use of cash connected with our $2.3 million net loss for the period that was partially offset by non-cash costs included in the net loss and $168,000 of cash provided by the collection of accounts receivable and cash generated from a reduction in inventory.  The net cash provided by our financing activities during the three months ended March 31, 2010 was $4.1 million, which included proceeds from the issuance of common stock of $6.5 million, a $1.9 million repayment of the borrowings against our secured credit facility and a $500,000 repayment of notes.

Index

Based on our current cash balances and anticipated cash flow from operations, we believe our working capital will be sufficient to meet the cash needs of our business for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, introduction of new products, enhancement of existing products and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. At December 31, 2009, we had $1.9 million outstanding under our credit facility with Silicon Valley Bank. Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis. If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. At March 31, 2010, we had no borrowings outstanding on our Secured Credit Facility.
On March 4, 2010, we closed a registered placement of our common stock primarily to institutional investors. The offering price of our common stock was $0.40 per share. We sold 18 million shares of common stock at a gross sales price of $7.2 million, and received net proceeds of approximately $6.5 million after deducting the placement agent’s commission and legal and other offering costs. The placement agent also received a warrant to purchase 180,000 shares of our common stock at an exercise price of $0.40 per share which expires on March 4, 2013.

Off Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet items as described in Item 303(a)(4)(ii) of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2013. The details of these contractual obligations are further explained in Note 11 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of March 31, 2010, we had open non-cancelable purchase orders amounting to $0.8 million with our third-party contract manufacturers.

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

Interest Rate Sensitivity

We had unrestricted cash totaling approximately $10.1 million at March 31, 2010. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit and savings accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b), under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are at times involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.  Although it is not possible to predict with certainty the outcome of litigation, we do not believe that any of the current pending legal proceedings to which we are a party or to which any of our property is subject will have a material impact on our results of operations or financial condition.

Item 1A.	Risk Factors.

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our  Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010.

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

For the years ended December 31, 2009, 2008 and 2007, we incurred losses from operations of approximately $6.2 million, $15.0 million and $13.6 million, respectively. For the quarter ended March 31, 2010, we incurred losses from operations of approximately $1.5 million. We expect to continue to incur losses from operations in future periods. Any profitability we may achieve in the future may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our company.*

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations, together with debt financing that management currently believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the first quarter of 2011.

However, a number of factors may negatively impact our expectations, including, without limitation:

●	lower than anticipated revenues;

Index

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

Future financial performance will depend on the acceptance of our PL10000 product line and our future PacketLogic products.

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

We were founded in 2002 and became a public company in October 2003 following our merger with Zowcom, Inc., a publicly-traded Nevada corporation that had no operations. Prior to our acquisitions of the Netintact companies, we were a development stage company, devoting substantially all our efforts and resources to developing and testing new products and preparing for the introduction of our products into the marketplace. During this period, we generated insignificant revenues from sales of our products. We completed our share exchange with Netintact AB on August 18, 2006 and Netintact PTY on September 29, 2006. The products we sell today are derived primarily from the Netintact acquisitions. While we have the experience of Netintact operations on a stand-alone basis, we have had limited operating history on a combined basis upon which we can evaluate our business and prospects. We  have not developed sufficient experience to estimate the actual revenues that may be achieved from our combined operations.

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

Our future performance will depend to a significant extent on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to attract, retain and motivate high caliber key personnel. We have recently hired new employees and our plans to expand in all areas will require experienced personnel to augment our current staff. We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management. We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels. Economic conditions may result in significant competition for qualified personnel and we may not be able to attract and retain such personnel. Our business may suffer if we encounter material delays in hiring additional personnel.

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

We may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

We compete in a rapidly evolving and highly competitive sector of the networking technology market, on the basis of price, service, warranty and the performance of our products.  We expect competition to persist and intensify in the future from a number of different sources.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Cisco Systems, Allot, Arbor Networks, Blue Coat, Juniper, Ericsson, Huawei Technologies Company, Brocade Communications Systems and Sandvine, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete for information technology budget allocations with products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

Our general business strategy may be adversely affected by the current volatile global  business environment and continued unpredictable and unstable market conditions. If financial markets continue to experience volatility or further deterioration, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.  In addition, a renewed or deeper economic downturn may result in reduced demand for our products, or adversely impact our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive in the current economic environment, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.

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

As part of our cost-reduction efforts, we will endeavor to lower per unit product costs from our contract manufacturers by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such cost reductions will occur. The failure to obtain such cost reductions would adversely affect our gross margins and operating results.

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

Outsourcing may not yield the benefits we expect, and instead could result in increased product costs and product delivery delays.  Outsourced operations and logistics could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations.  Such problems or delays could be caused by a number of factors including, but not limited to: financial viability of an outsourced vendor, availability of components to the outsourced vendor, improper product specifications and the learning curve to commence operations and logistics functions at a new outsourced site.  If product supply is adversely affected because of problems in outsourcing, we may lose sales.

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

Sales of our products to large broadband service providers often involve a lengthy sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expending significant resources without making any sales.

Our sales cycles often are lengthy, because our prospective customers undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer before that end-customer decides to purchase and incorporate our products in its network. We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years. Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System, or NEBS, certification requirements, which relate the reliability of telecommunications equipment. While our PacketLogic products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

Index

Due to our lengthy sales cycle, particularly to larger customers, and our revenue recognition practices, we expect our revenue may fluctuate significantly from period to period. In pursuing sales opportunities with larger enterprises, we expect that we will make fewer sales to larger entities, but that the magnitude of individual sales will be greater. We may report substantial revenue growth in the period that we recognize the revenue from a large sale, which may not be repeated in an immediately subsequent period. Because our revenues may fluctuate materially from period to period, the price of our common stock may decline. In addition, even after we have received commitments from a customer to purchase our products, in accordance with our revenue recognition practices we may not be able to recognize and report the revenue from that purchase for months or years. As a result, there could be significant delays in our receipt and recognition of revenue following sales orders for our products.

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

A significant percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currencies for which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, we could be exposed to exchange rate fluctuations in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

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

Index

In addition, following any acquisition, the integration of the acquired business, product, service or technology is complex, time consuming and expensive, and may disrupt our business. These challenges include the timely and efficient execution of a number of post-transaction integration activities, including:

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

Index

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

Risks Related to Ownership of Our Common Stock

Our common stock price is likely to continue to be highly volatile.

The market price of our common stock is likely to continue to be highly volatile. The market for small cap and micro cap technology companies, including us, and for stocks priced below $5.00 per share, has been particularly volatile in recent years.  Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  In addition our stock is thinly traded. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

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

Holders of our common stock may be diluted in the future.*

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. In addition, we are seeking stockholder approval for a  series of alternative amendments to our Articles of Incorporation, to effect, at the discretion of our board of directors, a reverse stock split of our common stock which, as proposed, would have the effect of proportionately increasing the number of authorized but unnissued shares available for future issuance. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At March 31, 2010, there were 112,082,724 shares of our common stock outstanding, outstanding warrants to purchase 4,164,604 shares of our common stock, and outstanding stock options to purchase 9,486,438 shares of our common stock. In addition, at March 31, 2010, we had an authorized reserve of 4,034,803 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing stock option plans.

Index

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

In March 2010 we sold 18,000,000 shares in a registered direct offering, all of which shares are immediately saleable.  Sales of large volumes of our stock, including those shares described above, could cause the trading price of our common stock to decline.

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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference. (1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference. (1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

4.1	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

Index

4.2	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
May 10, 2010		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.(1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

4.1	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

4.2	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

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