Form 10-Q
period 2010-06-30
PROCERA NETWORKS INC
filed 2010-08-09
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 6, 2010, the registrant had 112,082,724 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,736,574	$3,191,896
Accounts receivable, less allowance of $286,002 and $281,140 at June 30, 2010 and December 31, 2009, respectively	5,121,098	8,908,620
Inventories, net	2,854,483	1,877,264
Prepaid expenses and other	609,222	692,007
Total current assets	18,321,377	14,669,787

Property and equipment, net	897,380	589,717
Goodwill	960,209	960,209
Other non-current assets	58,327	103,307
Total assets	$20,237,293	$16,323,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,917,088
Accounts payable	2,027,221	1,003,225
Deferred revenue	2,872,400	2,103,060
Accrued liabilities	2,139,426	2,255,039
Notes payable	—	500,000
Total current liabilities	7,039,047	7,778,412

Non-current liabilities:
Deferred rent	—	29,371
Total liabilities	7,039,047	7,807,783

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 112,082,724 and 94,082,724 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	112,083	94,083
Additional paid-in capital	74,907,292	67,814,203
Accumulated other comprehensive loss	(359,468)	(268,449)
Accumulated deficit	(61,461,661)	(59,124,600)
Total stockholders’ equity	13,198,246	8,515,237
Total liabilities and stockholders’ equity	$20,237,293	$16,323,020

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales:
Product sales	$3,713,591	$2,550,845	$6,096,555	$4,721,888
Support sales	1,063,167	682,874	1,973,812	1,459,165
Total net sales	4,776,758	3,233,719	8,070,367	6,181,053
Cost of sales:
Product cost of sales	1,923,380	2,270,580	3,375,315	3,939,328
Support cost of sales	133,441	85,317	260,926	204,489
Total cost of sales	2,056,821	2,355,897	3,636,241	4,143,817

Gross profit	2,719,937	877,822	4,434,126	2,037,236

Operating expenses:
Research and development	790,626	683,307	1,411,120	1,319,449
Sales and marketing	1,760,005	1,653,930	3,217,501	3,338,791
General and administrative	958,484	1,389,595	2,065,859	2,719,040
Total operating expenses	3,509,115	3,726,832	6,694,480	7,377,280

Loss from operations	(789,178)	(2,849,010)	(2,260,354)	(5,340,044)
Interest and other income (expense), net	(32,479)	(1,718,348)	(75,451)	(1,742,184)

Loss before income taxes	(821,657)	(4,567,358)	(2,335,805)	(7,082,228)
Income tax provision (benefit)	—	(234,763)	1,256	(415,580)
Net loss	$(821,657)	$(4,332,595)	$(2,337,061)	$(6,666,648)

Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.08)
Shares used in computing net loss per share-basic and diluted	112,082,724	86,943,149	105,817,531	85,687,768

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,337,061)	$(6,666,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	241,848	246,311
Amortization of intangibles	—	1,853,166
Compensation related to stock-based awards	639,886	610,108
Interest expense related to conversion option embedded in convertible notes	—	1,664,756
Provision for bad debts	33,861	—
Provision for excess and obsolete inventory	77,724	50,000
Deferred income taxes	—	(518,552)
Changes in assets and liabilities:
Accounts receivable	3,650,549	22,989
Inventories	(1,123,993)	383,676
Prepaid expenses and other current assets	90,970	212,069
Accounts payable	1,060,676	(836,362)
Accrued liabilities and deferred rent	(73,819)	(559,767)
Deferred revenue	849,811	177,131
Net cash provided by (used in) operating activities	3,110,452	(3,361,123)

Cash flows from investing activities:
Purchase of property and equipment	(577,565)	(54,779)
Net cash used in investing activities	(577,565)	(54,779)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,471,203	3,538,227
Proceeds from exercise of stock options	—	134,800
Proceeds from issuance of notes payable	—	500,000
Repayments on line of credit	(1,917,088)	—
Payments on notes payable	(500,000)	(400,000)
Principal payments on capital leases	—	(1,682)
Net cash provided by financing activities	4,054,115	3,771,345

Effect of exchange rates on cash and cash equivalents	(42,324)	227,233

Net increase in cash and cash equivalents	6,544,678	582,676

Cash and cash equivalents, beginning of period	3,191,896	1,721,225

Cash and cash equivalents, end of period	$9,736,574	$2,303,901

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

Significant Accounting Policies

The accounting and reporting policies of the Company conform to GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2010 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. The Company calculates the fair value of each option using the Black-Scholes option pricing model.

Index

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification (“ASC”) 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. It also requires additional disclosures regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's consolidated financial statements.

Index

4.	STOCK-BASED COMPENSATION

The Company has an equity incentive plan that provides for the grant of incentive stock options to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cost of goods sold	$22,123	$16,395	$43,850	$34,454
Research and development	3,272	8,563	8,519	17,284
Sales and marketing	78,755	77,987	141,701	159,597
General and administrative	231,134	184,735	445,817	398,773
Total stock-based compensation expense	$335,284	$287,680	$639,887	$610,108

No income tax benefits were recognized in the three and six months ended June 30, 2010 and 2009 due to the Company’s continuing losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	9,080,724	$0.99
Granted	872,763	$0.46
Exercised	—	—
Cancelled	(684,992)	$1.26

Outstanding at June 30, 2010	9,268,495	$0.92	7.62	$6,586

Vested and expected to vest at June 30, 2010	8,806,711	$0.93	7.54	$6,366

Exercisable at June 30, 2010	4,918,386	$1.01	6.64	$5,086

No options were exercised during the six months ended June 30, 2010.  The total intrinsic value of options exercised during the six months ended June 30, 2009, was $70,200.

As of June 30, 2010, total unrecognized compensation cost related to unvested stock options was $2,142,382, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.34 years.

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $0.33 and $0.53, respectively.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model while the expense is recognized over the requisite service period using the straight-line attribution approach.

Index

The following assumptions were used in determining the fair value of stock-based awards granted during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected term (years)	4.66	4.15	4.62	4.25
Expected volatility	94.9%	98.5%	95.8%	98.7%
Risk-free interest rate	2.22%	1.55	2.19%	1.61%
Expected dividend yield	0%	0%	0%	0%

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

5.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the computation of diluted net income (loss) per share because their effect is antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator - basic and diluted	$(821,657)	$(4,332,595)	$(2,337,061)	$(6,666,648)
Denominator - basic and diluted:
Weighted average common shares outstanding	112,082,724	86,943,149	105,817,531	85,687,768
Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.08)
Antidilutive securities:
Options issued and outstanding	9,268,495	7,741,192	9,268,495	7,741,192
Warrants	4,164,604	4,185,021	4,164,604	4,185,021
Total	13,433,099	11,926,213	13,433,099	11,926,213

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(821,657)	$(4,332,595)	$(2,337,061)	$(6,666,648)
Foreign currency translation adjustments	(97,770)	263,748	(91,020)	272,356
Comprehensive loss	$(919,427)	$(4,068,847)	$(2,428,081)	$(6,394,292)

Index

7.	INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Finished goods	$2,715,042	$1,824,052
Raw materials	139,441	53,212
Inventories, net	$2,854,483	$1,877,264

8.	ACCRUED LIABILITIES

Accrued liabilities at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Payroll and related	$709,491	$1,188,777
Audit and legal services	47,706	65,850
Sales and VAT taxes	93,338	72,839
Sales commissions	258,126	323,508
Warranty	444,840	333,662
Other	585,925	270,403
Total	$2,139,426	$2,255,039

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

Changes in the warranty reserve during the six months ended June 30, 2010 were as follows:

Warranty obligation at December 31, 2009	$333,662
Provision for current period sales	111,178
Deductions for warranty claims processed during the period	—
Warranty obligation at June 30, 2010	$444,840

9.	STOCKHOLDERS’ EQUITY

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

Index

Warrants

A summary of warrant activity for the six months ended June 30, 2010 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2009	4,160,021	$0.95
Issued	180,000	0.40
Exercised	—	—
Cancelled/expired	(175,417)	1.93
Outstanding June 30, 2010	4,164,604	$0.84

The chart below shows the outstanding warrants as of June 30, 2010 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.40	1,927,750	2.49	1,927,750
0.60	569,107	1.13	569,107
1.00	360,000	1.42	360,000
1.12	70,000	0.08	70,000
1.50	1,020,000	1.42	1,020,000
1.75	17,759	1.21	17,759
2.00	199,988	2.05	199,988

$0.84	4,164,604	1.88	4,164,604

10.	INCOME TAXES

At June 30, 2010 and December 31, 2009, the Company had $236,794 of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized.

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

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company  does not believe that any of its currently outstanding legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013 and provide for renewal options ranging from month-to-month to 5 year terms. The Company expects that these leases will be renewed or replaced in the normal course of business by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

Index

The Company and its subsidiaries have entered into office lease agreements for its headquarters in Los Gatos, California; Netintact, AB offices in Varberg, Sweden; and Netintact PTY offices in Melbourne, Australia.

As of June 30, 2010, future minimum lease payments under operating leases are as follows:

Six months ending December 31, 2010	$184,964
Years ending December 31,
2011	234,194
2012	123,081
2013	30,770
Total minimum lease payments	$573,009

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provides borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bear interest at the prime rate plus 1%, but not less than 5% per annum. If the Company’s cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. Under the terms of the Secured Credit Facility, the Company will pay Silicon Valley Bank a $17,000 fee in each of the two years of the agreement and will pay a minimum monthly interest charge of $3,000 per month.  The Company also issued a warrant to Silicon Valley Bank for the purchase of 500,000 shares of the Company’s common stock with an exercise price of $0.40 per share and a fair value of $166,302, which is being amortized to interest expense over the two-year term of the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Secured Credit Facility include financial covenants requiring minimum quarterly revenue and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  At June 30, 2010, the Company had no borrowings outstanding on its Secured Credit Facility.

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

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales:
United States	$2,566,400	$1,036,701	$4,531,290	$1,533,251
Europe, Middle East and Africa	1,543,469	1,556,617	1,958,149	2,570,089
Asia Pacific	666,889	640,401	1,580,928	2,077,713

Total	$4,776,758	$3,233,719	$8,070,367	$6,181,053

	June 30, 2010	December 31, 2009
Long-lived assets
United States	$348,738	$501,317
Europe	588,196	167,535
Australia	18,773	24,172
Total	$955,707	$693,024

Sales made to customers located outside the United States as a percentage of total net revenues were 46% and 44% for the three and six months ended June 30, 2010, respectively and 68% and 77% for the three and six months ended June 30, 2009, respectively.

Index

For the three and six month periods ended June 30, 2010, revenue from one customer (Cox Communications, Inc.) represented 23% and 21% of net revenues, respectively, and for the six month period ended June 30, 2010, revenue from another customer represented 11% of net revenues, with no other single customer representing more than 10% of net revenues. For the three month period ended June 30, 2009, revenue from three customers represented 29%, 14% and 10%, of net revenues, respectively, and for the six month period ended June 30, 2009, revenue from three customers represented 20%, 15% and 12%, of net revenues, respectively, with no other single customer representing more than 10% of net revenues.

At June 30, 2010, accounts receivable from two customers represented 18% and 10%, respectively, of total accounts receivable, with no other single customer representing more than 10% of the accounts receivable balance. At December 31, 2009, accounts receivable from two customers represented 55% and 14%, respectively, of total accounts receivable with no other single customer representing more than 10% of the accounts receivable balance.  As of June 30, 2010 and December 31, 2009, approximately 47% and 27%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could”, “initial” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our company with respect to the development of products and services;

●
our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness and the ability to raise capital through financing activities;

●
trends related to and management’s expectations regarding results of operations, required capital expenditures, revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2; and

●	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

Our products are marketed under the PacketLogic™ brand name. We have multiple products, performing at speeds from 2 megabits per second up to 80 gigabits per second, which are designed to address a broad market spectrum of customers.

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

We face competition from suppliers of standalone DPI products including Allot Communications, Arbor Networks, Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Ericsson, Huawei Technologies Company, Juniper Networks, and Sandvine Corporation. Some of our competitors also supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

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

Management believes that there have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. In accordance with SEC guidance, the Company believes the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

·	Revenue Recognition;
·	Valuation of Goodwill, Intangible and Long-Lived Assets;
·	Allowance for Doubtful Account;
·	Stock-Based Compensation; and
·	Accounting for Income Taxes.

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2009.

Index

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification (“ASC”) 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. ASU 2009-14  will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. It also requires additional disclosures regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Increase	2010	2009	Increase
	($ in thousands)			($ in thousands)

Net product revenue	$3,714	$2,551	46%	$6,097	$4,722	29%
Net support revenue	1,063	683	56%	1,974	1,459	35%
Total revenue	$4,777	$3,234	48%	$8,070	$6,181	31%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from support and services.

The increase in product revenue of 46% and 29% for the three and six months ended June 30, 2010, compared with the same periods in 2009, reflected increased sales of our high-end PL10000 series product and sales of the PL8720 introduced in the second quarter of 2010.

The increase in support revenue of 56% and 35% for the three and six months ended June 30, 2010, compared with the same periods in 2009, reflected the continued expansion of the installed base of our product to which we have sold ongoing support services.

Index

Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory.

The following table presents the breakdown of cost of sales by category:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Materials and per-use licenses	$1,634	$689		$2,819	$1,731
Percent of net product revenue	44%	27%	17%	46%	37%	9%
Applied labor and overhead	191	773		404	900
Percent of net product revenue	5%	30%	(25)%	7%	19%	(12)%
Other indirect costs	98	427		152	546
Percent of net product revenue	3%	17%	(14)%	2%	12%	(10)%
Product costs	1,923	1,889		3,375	3,177
Percent of net product revenue	52%	74%	(22)%	55%	67%	(12)%

Support costs	133	85		261	204
Percent of net support revenue	13%	13%	—%	13%	14%	(1)%

Amortization of acquired assets	—	382		—	763
Percent of total net revenue	—%	12%	(12)%	—%	12%	(12)%

Total costs of sales	$2,057	$2,356		$3,636	$4,144
Percent of total net revenue	43%	73%	(30)%	45%	67%	(22)%

Total cost of sales during the three and six months ended June 30, 2010 decreased by $299,000 and $508,000, respectively; and as a percentage of net revenue by 30% and 22%, respectively, compared to the same periods in 2009.  The decrease in cost of sales reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition related intangible asset amortization classified as cost of sales was $381,500 and $763,000 in the three and six months ended June 30, 2009.  The benefit of the lower amortization cost was partially offset by higher material costs associated with increased product revenues and higher fees for technology interfaces.

Gross Profit

Gross profit for the three and six-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Increase	2010	2009	Increase
	($ in thousands)			($ in thousands)
Gross profit	$2,720	$878	210%	$4,434	$2,037	118%
Percent of total net revenue	57%	27%		55%	33%

Gross profit margin for the three months ended June 30, 2010, increased by 30 percentage points to 57% from 27% in the comparable period in the prior year.  Gross profit margin for the six months ended June 30, 2010, increased by 22 percentage points to 55% from 33% in the comparable period in the prior year.  These increases reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as cost of sales was $381,500 and $763,000 in the three and six months ended June 30, 2009.  Excluding the impact of acquisition-related intangible asset amortization, the gross profit margin rate improved by 18 percentage points and 9 percentage points in the three and six months ended June 30, 2010, respectively as compared with the comparable periods in the prior year.  These margin rate increases reflects the introduction of the PL8720 product, which has a higher margin compared with our other appliance class products, and lower inventory charges and other cost of sales, partially offset by higher materials costs as a percentage of sales as compared to the three and six months ended June 30, 2009.

Index

Operating Expense

Operating expenses for the three and six-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Research and development	$791	$683	16%	$1,411	$1,319	7%
Sales and marketing	1,760	1,654	6%	3,218	3,339	(4)%
General and administrative	958	1,390	(31)%	2,066	2,719	(24)%
Total	$3,509	$3,727	(6)%	$6,694	$7,377	(9)%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining efforts for products already released and development costs associated with planned new products.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Increase	2010	2009	Increase
	($ in thousands)			($ in thousands)

Research and development	$791	$683	16%	$1,411	$1,319	7%
As a percentage of net revenue	17%	21%		17%	21%

Research and development expenses for the three and six months ended June 30, 2010 increased by 16% and 7%, respectively, as compared to the same periods in 2009. These increases reflect the impact of new hires in the first half of 2010. Research and development expenses decreased as a percentage of sales by 4 percentage points to 17% for the three and six months ended June 30, 2010, compared to the same periods in 2009 because revenue increased at a faster pace compared with the increased spending on research and development.

As a result of planned additional hiring in research and development, we expect research and development expenses to increase in the third and fourth quarters of 2010, as compared to the same periods of 2009.
.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Sales and marketing	1,760	1,654	6%	3,218	3,339	(4)%
As a percentage of net revenue	37%	51%		40%	54%

Sales and marketing expenses for the three months ended June 30, 2010 increased by $106,000, compared to the same period in 2009.  Sales and marketing expenses for the six months ended June 30, 2010 decreased by $121,000, compared to the same period in 2009.  The changes in sales and marketing expenses include the impact of lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as sales and marketing expenses was $359,750 and $719,500 in the three and six months ended June 30, 2009.  The benefit of the lower amortization costs was offset by an increase in compensation costs due to an increase in commissions connected with higher sales as well as an increase in costs connected with an increase in sales and marketing employees and contractors.  Stock-based compensation recorded to sales and marketing expense in the three and six months ended June 30, 2010 was $78,755 and $141,701, respectively; as compared with $77,987 and $159,597 in the three and six months ended June 30, 2009, respectively.

Index

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance function, service fees for professional services and amortization of intangible assets.  Professional services include costs for legal, independent auditors and investor relations.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

General and administrative	958	1,390	(31)%	2,066	2,719	(24)%
As a percentage of net revenue	20%	43%		26%	44%

General and administrative expenses for the three and six months ended June 30, 2010 decreased by $432,000, and $653,000, respectively, as compared to the same periods in 2009. These decreases in general and administrative expenses reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as general and administrative expenses was $185,333 and $370,666 in the three and six months ended June 30, 2009, respectively.  The decrease in general and administrative expenses also reflects a decrease in the cost of investor relations services.  Stock-based compensation recorded to general and administrative expense in the three and six months ended June 30, 2010, was $231,134 and $445,817, respectively; as compared with $184,735 and $398,773, respectively, in the three and six months ended June 30, 2009.

Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$(32)	$(1,718)	$(98)%	$(75)	$(1,742)	$(96)%

Interest and other income (expense), net in the three and six months ended June 30, 2009 included $1,664,756 of interest expense related to the conversion option embedded in the convertible promissory notes that were issued and then converted into 4,713,082 shares of common stock in the quarter ended June 30, 2009.  This interest expense was calculated based on the intrinsic value of the embedded option on the date that each convertible promissory note was executed.  The intrinsic value was based on the difference between the $0.40 embedded option exercise price and the approximately $0.75 average price of our common stock on the issuance date of the promissory notes.  The calculated interest (or discount) is amortized over the life of the promissory notes.  Therefore, because the notes were converted to common stock in the same quarter that they were issued, all of the interest related to the embedded option was recorded (or fully amortized) during the quarter ended June 30, 2009.

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in various states.  We recorded a tax benefit in the three and six months ended June 30, 2009 primarily from the amortization of acquisition-related intangible assets, which were fully amortized in the third quarter of 2009. We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of ASC 740 which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Index

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)

Net cash provided by (used in) operating activities	$3,110	$(3,361)
Net cash used in investing activities	(578)	(55)
Net cash provided by financing activities	4,054	3,771
Effect of exchange rate changes on cash and cash equivalents	(42)	227
Net increase in cash and cash equivalents	$6,545	$583

During the six months ended June 30, 2010, our operations provided $3.1 million of cash, compared with a $3.4 million use of cash in operating activities in the same period in 2009. The $3.1 million of cash provided by our operating activities during the six months ended June 30, 2010 reflected $3.7 million of cash provided by the collection of accounts receivable, $1.1 million of cash provided by an increase in accounts payable and an $850,000 increase in deferred revenue, partially offset by our use of cash connected with our $2.3 million net loss for the period and in buying inventory, which increased by $1.1 million.  By comparison, the $3.4 million cash used in the six months ended June 30, 2009, reflected our use of cash connected with our $6.7 million net loss for the period that was partially offset by non-cash costs included in the net loss.  The cash used in investing activities during the six months ended June 30, 2010 was $578,000, mostly for the purchase of testing equipment used in research and development and recorded as fixed assets. The net cash provided by our financing activities during the six months ended June 30, 2010 was $4.1 million, which included proceeds from the issuance of common stock of $6.5 million, a $1.9 million repayment of the borrowings against our secured credit facility and a $500,000 repayment of notes. Net cash provided by financing activities during the six months ended June 30, 2009 included proceeds from the issuance of common stock of $3.5 million, $500,000 of notes issued (partially offset by loan repayments of $400,000) and proceeds from stock option exercises of $135,000.

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

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. At December 31, 2009, we had $1.9 million outstanding under our credit facility with Silicon Valley Bank. Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis. If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. At June 30, 2010, we had no borrowings outstanding on our Secured Credit Facility.

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

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet items as described in Item 303(a)(4)(ii) of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2013. The details of these contractual obligations are further explained in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Index

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of June 30, 2010, we had open non-cancelable purchase orders amounting to $0.4 million with our third-party contract manufacturers.

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

Interest Rate Sensitivity

We had unrestricted cash totaling approximately $9.7 million at June 30, 2010. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit and savings accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

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

Index

Risks Related to Our Business

We expect to incur losses in future periods.

For the years ended December 31, 2009, 2008 and 2007, we incurred losses from operations of approximately $6.2 million, $15.0 million and $13.6 million, respectively. For the six months ended June 30, 2010, we incurred losses from operations of approximately $2.3 million. We expect to continue to incur losses from operations in future periods. Any profitability we may achieve in the future may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

Our PacketLogic family of products is our only product line. All of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization.

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

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products and add additional features, our competitive position nay deteriorate and the average selling prices for our products may decrease over time. Such a decrease would generally result from the introduction of competing products and from the standardization of DPI technology. To counter this trend, we endeavor to enhance our products by offering higher system speeds and additional features, such as additional protection functionality, supporting additional applications and enhanced reporting tools. We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices decline. If we are unable to reduce these costs or to offer increased functionally and features, our results of operations and financial condition may be adversely affected.

If our products contain undetected software or hardware errors or performance deficiencies, we could incur significant unexpected expenses, experience purchase order cancellations and lose sales.

Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are first released to the marketplace. Because we frequently introduce new versions and updates to our product line, previously unaddressed errors in the accuracy or reliability of our products, or issues with their performance, may arise. We expect that such errors or performance deficiencies will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments. These problems may have a material adverse effect on our business by requiring us to incur significant warranty repair costs and support related replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems.

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

We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our company.*

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations and any required debt financing that management currently believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months.

However, a number of factors may negatively impact our level of cash availability and working capital requirements, including, without limitation:

●	lower than anticipated revenues;
●	higher than expected cost of goods sold or operating expenses; or
●	the inability of our customers to pay for the goods and services ordered.

We believe that current general economic conditions and the recent global credit market crisis have created a significantly more difficult environment for obtaining both equity and debt financing.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current economic environment. If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be required to defer or cancel product development programs, lay-off employees and/or take other steps to reduce our operating expenses. Our inability to raise additional financing or the terms of any financing we do raise could have a material adverse effect on our business, results of operations and financial condition.

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

We have only recently launched many of our products and services on a worldwide basis. Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, which include the following:

●	successfully introducing new products;

●	successfully servicing and upgrading new products once introduced;

●	increasing brand recognition;

●	developing strategic relationships and alliances;

●	managing expanding operations and sales channels;

●	successfully responding to competition; and

●	attracting, retaining and motivating qualified personnel.

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

We currently do not have key person insurance in place. If we lose one of our key officers, we must attract, hire, and retain an equally competent person to take his or her place. There is no assurance that we would be able to find such an employee in a timely fashion. If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down. We could fail to implement our strategy or lose sales and marketing and development momentum.

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

Index

We may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.*

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

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some potential customers have in the past advised us that they were concerned about our ability to meet their minimum balance sheet requirements, and therefore were not able to compete for their business.  While we have attempted to address balance sheet concerns with our recent financing activity, it is possible that a potential customer could raise similar concerns in the future.  Our competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  We have encountered, and expect to encounter, customers who are extremely confident in, and committed to, the product offerings of our competitors.  Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the potential opportunity in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

From period to period, a substantial portion of our revenues may be dependent on a concentrated number of customers, specifically Tier-1 service providers that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers, our revenues may fluctuate and our growth may be limited. *

Beginning in 2008, as we established customer relations with Tier-1 service providers, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy our DPI products, and we expect that their capacity requirements have become or will become fulfilled.  For this reason, we do not expect that any single customer will generally remain a significant customer from year to year, and therefore  we believe that generally any significant business generated by a single customer will have to later be replaced by new business from another customer.   For example, for the year ended December 31, 2009, revenue from one customer accounted for 44% of net revenue with no other single customer accounting for more than 10% of net revenue.   For the three and six month periods ended June 30, 2010, revenue from that same customer represented 23% and 21% of net revenue, respectively, and for the six month period ended June 30, 2010, revenue from another customer represented 11% of net revenue, with no other single customer representing more than 10% of net revenue. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

If demand for our products and services grows rapidly, we may experience difficulties meeting the demand. For example, the installation and use of our products requires customer training. If we are unable to provide adequate training and support for our products, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations. The failure to meet the challenges presented by rapid customer and market expansion would cause us to miss sales opportunities and otherwise have a negative impact on our sales and profitability.

Index

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

Unstable market and economic conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by the current volatile global business environment and continued unpredictable and unstable market conditions. If financial markets continue to experience volatility or deterioration, it may make any debt or equity financing that we require more difficult, more costly, and more dilutive.  In addition, a renewed or deeper economic downturn may result in reduced demand for our products, or adversely impact our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive in the current economic environment, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.

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

If our agreement with Continuous Computing terminates or if Continuous Computing does not perform its obligations under our agreement, it could take a significant period of time in which to find and establish an alternative relationship with another outsource manufacturer to provide these services, or to re-establish this capability ourselves.  During this time, we may not be able to fulfill our customers’ orders for most of our products in a timely manner. The cost of establishing alternative capabilities to replace those offered by Continuous Computing could be prohibitive.

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

Recently proposed regulatory actions may result in reduced capital spending by broadband service providers, which could adversely impact our opportunities for continued revenue growth.*

The Federal Communications Commission (FCC) has been considering different proposals for prohibiting or limiting broadband service providers from providing data prioritization services to their customers.  These proposals are referred to generally as relating to "net neutrality". The FCC originally considered proposals that would require broadband service providers to treat all Internet content equally in all circumstances and to prohibit them from providing any data prioritization services.  The FCC currently is considering the "Third Way" proposal that would include adopting a rule prohibiting any practice under which Internet access service is provided on unreasonably discriminatory terms and which could result in broad authority to regulate broadband service.  It is very uncertain what rules, if any, may be adopted by the FCC regarding net neutrality.  In the event that the FCC exercises such broad regulatory authority, it is likely that there may be legislative and/or legal challenges to the FCC's regulatory authority, and while the issues remain unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

Risks Related to Ownership of Our Common Stock

Our common stock price is likely to continue to be highly volatile.

The market price of our common stock is likely to continue to be highly volatile. The market for small cap and micro cap technology companies, including us, and generally for stocks priced below $5.00 per share, has been particularly volatile in recent years.  Because our stock is thinly traded, investors may not be able to resell their shares of our common stock following periods of volatility. We cannot assure you that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

Index

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

Holders of our common stock may be diluted in the future.*

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. In addition, we recently received stockholder approval for a series of alternative amendments to our Articles of Incorporation, to effect, at the discretion of our board of directors, a reverse stock split of our common stock which would have the effect of proportionately increasing the number of authorized but unissued shares available for future issuance. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At June 30, 2010, there were 112,082,724 shares of our common stock outstanding, outstanding warrants to purchase 4,164,604 shares of our common stock, and outstanding stock options to purchase 9,268,495 shares of our common stock. At June 30, 2010, we had an authorized reserve of 4,252,746 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing stock option plans.

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

Index

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

Index

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

On August 4, 2010, our Board of Directors approved and adopted Amended and Restated Bylaws, which became effective immediately upon adoption.  The Amended and Restated Bylaws, among other things, amend Section 2 to establish notice requirements and process for submission of shareholder proposals, including director nominations, modify the process by which special meetings of shareholders may be called and modify the terms governing the organization and adjournment of shareholders’ meetings; amend Section 3 to clarify that certain communications by electronic means are permissible; and amend Sections 3 and 4 to clarify the role of the Chairman of the Board of Directors.

The foregoing description of the Amended and Restated Bylaws is not intended to be complete and is qualified in it its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached to this Form 10-Q as Exhibit 3.4 and incorporated herein by reference.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Amended and Restated Bylaws adopted on August 4, 2010.

4.1	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

4.2	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

10.1	Second Amendment to Lease by and between the Company and Vasona Business Park, dated April 1, 2010.

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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
August 9, 2010		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.(1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Amended and Restated Bylaws adopted on August 4, 2010.

4.1	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

4.2	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

10.1	Second Amendment to Lease by and between the Company and Vasona Business Park, dated April 1, 2010.

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