Form 10-Q
period 2010-09-30
PROCERA NETWORKS INC
filed 2010-11-09
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010, the registrant had 112,082,724 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$8,286,808	$3,191,896
Accounts receivable, less allowance of $312,618 and $281,140 at September 30, 2010 and December 31, 2009, respectively	6,769,185	8,908,620
Inventories, net	2,987,768	1,877,264
Prepaid expenses and other	682,833	692,007
Total current assets	18,726,594	14,669,787

Property and equipment, net	879,529	589,717
Goodwill	960,209	960,209
Other non-current assets	36,212	103,307
Total assets	$20,602,544	$16,323,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,022,386	$1,917,088
Accounts payable	1,123,890	1,003,225
Deferred revenue	3,401,622	2,103,060
Accrued liabilities	2,164,756	2,255,039
Notes payable	—	500,000
Total current liabilities	7,712,654	7,778,412

Non-current liabilities:
Deferred rent	—	29,371
Total liabilities	7,712,654	7,807,783

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 112,082,724 and 94,082,724 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	112,083	94,083
Additional paid-in capital	75,309,183	67,814,203
Accumulated other comprehensive loss	(330,743)	(268,449)
Accumulated deficit	(62,200,633)	(59,124,600)
Total stockholders’ equity	12,889,890	8,515,237
Total liabilities and stockholders’ equity	$20,602,544	$16,323,020

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales:
Product sales	$3,491,821	$3,787,205	$9,588,376	$8,509,093
Support sales	1,242,956	796,279	3,216,768	2,255,444
Total net sales	4,734,777	4,583,484	12,805,144	10,764,537
Cost of sales:
Product cost of sales	1,891,090	2,969,853	5,266,405	6,909,181
Support cost of sales	131,884	125,699	392,809	330,188
Total cost of sales	2,022,974	3,095,552	5,659,214	7,239,369

Gross profit	2,711,803	1,487,932	7,145,930	3,525,168

Operating expenses:
Research and development	859,987	583,738	2,271,108	1,903,187
Sales and marketing	1,614,384	1,622,291	4,831,885	4,961,082
General and administrative	934,243	1,088,302	3,000,102	3,807,342
Total operating expenses	3,408,614	3,294,331	10,103,095	10,671,611

Loss from operations	(696,811)	(1,806,399)	(2,957,165)	(7,146,443)
Interest and other income (expense), net	(40,438)	(64,518)	(115,889)	(1,806,702)

Loss before income taxes	(737,249)	(1,870,917)	(3,073,054)	(8,953,145)
Income tax provision (benefit)	1,723	(275,870)	2,979	(691,450)
Net loss	$(738,972)	$(1,595,047)	$(3,076,033)	$(8,261,695)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Shares used in computing net loss per share-basic and diluted	112,082,724	94,082,724	107,928,878	88,516,837

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,076,033)	$(8,261,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	384,773	361,417
Amortization of intangibles	—	2,478,573
Compensation related to stock-based awards	996,511	885,952
Interest expense related to conversion option embedded in convertible notes	—	1,664,756
Provision for bad debts	33,861	—
Provision for excess and obsolete inventory	120,886	82,755
Deferred income taxes	—	(695,239)
Loss on retirement of fixed assets	—	7,508
Changes in assets and liabilities:
Accounts receivable	2,405,102	(74,847)
Inventories	(1,094,931)	1,388,696
Prepaid expenses and other current assets	96,708	313,713
Accounts payable	103,972	(1,198,981)
Accrued liabilities and deferred rent	(191,547)	(431,601)
Deferred revenue	1,185,434	519,195
Net cash provided by (used in) operating activities	964,736	(2,959,798)

Cash flows from investing activities:
Purchase of property and equipment	(626,235)	(66,789)
Net cash used in investing activities	(626,235)	(66,789)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,471,203	3,538,227
Proceeds from exercise of stock options	—	134,800
Proceeds from issuance of notes payable	—	500,000
Proceeds from line of credit	1,022,386	—
Repayments on line of credit	(1,917,088)	—
Payments on notes payable	(500,000)	(550,000)
Principal payments on capital leases	—	(1,682)
Other	45,266	—
Net cash provided by financing activities	5,121,767	3,621,345

Effect of exchange rates on cash and cash equivalents	(365,356)	73,466

Net increase in cash and cash equivalents	5,094,912	668,224

Cash and cash equivalents, beginning of period	3,191,896	1,721,225

Cash and cash equivalents, end of period	$8,286,808	$2,389,449

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

Significant Accounting Policies

The accounting and reporting policies of the Company conform to GAAP and to the practices within the software and telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2010 compared to our disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

In January 2010, the FASB issued ASU 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. It also requires additional disclosures regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the provisions of ASU 2010-06 did not have a significant impact on the Company’s consolidated financial statements or related footnotes.

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

The Company has an equity incentive plan that provides for the grant of incentive stock options to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of goods sold	$19,948	$15,943	$63,799	$50,397
Research and development	2,715	8,585	11,234	25,869
Sales and marketing	82,276	57,694	223,977	217,291
General and administrative	251,685	193,622	697,501	592,395
Total stock-based compensation expense	$356,624	$275,844	$996,511	$885,952

No income tax benefits were recognized in the three and nine months ended September 30, 2010 and 2009 due to the Company’s continuing losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

General Share-Based Award Information

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	9,080,724	$0.99
Granted	1,277,035	$0.48
Exercised	—	—
Cancelled/forfeited	(699,992)	$1.27

Outstanding at September 30, 2010	9,657,767	$0.91	6.84	$127,120

Vested and expected to vest at September 30, 2010	9,263,445	$0.91	6.76	$119,395

Exercisable at September 30, 2010	5,550,469	$0.99	5.57	$57,535

No options were exercised during the nine months ended September 30, 2010.  The total intrinsic value of options exercised during the nine months ended September 30, 2009, was $70,200.

As of September 30, 2010, total unrecognized compensation cost related to unvested stock options was $1,862,299, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.16 years.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.33 and $0.52, respectively.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model while the expense is recognized over the requisite service period using the straight-line attribution approach.

Index

The following assumptions were used in determining the fair value of stock-based awards granted during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected term (years)	4.30	4.61	4.55	4.27
Expected volatility	92.7%	97.4%	95.0%	98.6%
Risk-free interest rate	1.78%	2.10	2.09%	1.64%
Expected dividend yield	0%	0%	0%	0%

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

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the computation of diluted net income (loss) per share because their effect is antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator - basic and diluted	$(738,972)	$(1,595,047)	$(3,076,033)	$(8,261,695)
Denominator - basic and diluted:
Weighted average common shares outstanding	112,082,724	94,082,724	107,928,878	88,516,837
Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Antidilutive securities:
Options issued and outstanding	9,657,767	7,650,531	9,657,767	7,650,531
Warrants	4,094,604	3,660,021	4,094,604	3,660,021
Total	13,752,371	11,310,552	13,752,371	11,310,552

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(738,972)	$(1,595,047)	$(3,076,033)	$(8,261,695)
Foreign currency translation adjustments	28,725	(125,335)	(62,295)	147,021
Comprehensive loss	$(710,247)	$(1,720,382)	$(3,138,328)	$(8,114,674)

Index

7.	INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Finished goods	$2,890,506	$1,824,052
Raw materials	97,262	53,212
Inventories, net	$2,987,768	$1,877,264

8.	ACCRUED LIABILITIES

Accrued liabilities at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Payroll and related	$769,404	$1,188,777
Audit and legal services	67,269	65,850
Sales and VAT taxes	46,572	72,839
Sales commissions	195,898	323,508
Warranty	446,440	333,662
Other	639,173	270,403
Total	$2,164,756	$2,255,039

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

Changes in the warranty reserve during the nine months ended September 30, 2010 were as follows:

Warranty obligation at December 31, 2009	$333,662
Provision for current period sales	160,830
Deductions for warranty claims	(48,052)
Warranty obligation at September 30, 2010	$446,440

9.	STOCKHOLDERS’ EQUITY

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

Index

Warrants

A summary of warrant activity for the nine months ended September 30, 2010 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2009	4,160,021	$0.95
Issued	180,000	0.40
Exercised	—	—
Cancelled/expired	(245,417)	1.70
Outstanding September 30, 2010	4,094,604	$0.84

The chart below shows the outstanding warrants as of September 30, 2010 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$0.40	1,927,750	2.49	1,927,750
0.60	569,107	1.13	569,107
1.50	1,020,000	1.42	1,020,000
1.75	17,759	1.21	17,759
2.00	199,988	2.05	199,988

$0.84	4,094,604	1.66	4,094,604

10.	INCOME TAXES

At September 30, 2010 and December 31, 2009, the Company had $236,794 of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2009 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to September 30, 2011.

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

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2013 and provide for renewal options ranging from month-to-month to 5 year terms. The Company expects that these leases will be renewed or replaced in the normal course of business by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and maintenance and repairs).

Index

The Company and its subsidiaries have entered into office lease agreements for its headquarters in Los Gatos, California; Netintact, AB offices in Varberg, Sweden; and Netintact PTY offices in Melbourne, Australia.

As of September 30, 2010, future minimum lease payments under operating leases are as follows:

Three months ending December 31, 2010	$92,941
Years ending December 31,
2011	250,050
2012	142,675
2013	35,669
Total minimum lease payments	$521,335

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provides borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bear interest at the prime rate plus 1%, but not less than 5% per annum. If the Company’s cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. Under the terms of the Secured Credit Facility, the Company will pay Silicon Valley Bank a $17,000 fee in each of the two years of the agreement and will pay a minimum monthly interest charge of $3,000 per month.  The Company also issued a warrant to Silicon Valley Bank for the purchase of 500,000 shares of the Company’s common stock with an exercise price of $0.40 per share and a fair value of $166,302, which is being amortized to interest expense over the two-year term of the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Secured Credit Facility include financial covenants requiring minimum quarterly revenue and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  At September 30, 2010, the Company had $1.0 million outstanding on its Secured Credit Facility.

Notes Payable

In April 2009, the Company received loan proceeds totaling $500,000 through a private placement of nonconvertible debt.  Such nonconvertible debt bore interest at 10% per annum, which interest was due and payable on a quarterly basis.   The nonconvertible debt was repaid in full by the Company during the quarter ended March 31, 2010.

12.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following summarizes sales and long-lived assets by geographical region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales:
United States	$2,935,724	$3,827,743	$7,467,013	$5,360,995
Europe, Middle East and Asia	1,799,053	755,741	5,338,131	5,403,542
Total	$4,734,777	$4,583,484	$12,805,144	$10,764,537

	September 30, 2010	December 31, 2009
Long-lived assets
United States	$465,735	$501,317
Europe	431,282	167,535
Australia	18,724	24,172
Total	$915,741	$693,024

Sales made to customers located outside the United States as a percentage of total net revenues were 38% and 42% for the three and nine months ended September 30, 2010, respectively, and 16% and 51% for the three and nine months ended September 30, 2009, respectively.

Index

For the three months ended September 30, 2010, revenue from two customers represented 19% and 12% of net revenues, respectively, and for the nine months ended September 30, 2010, revenue from another customer (Cox Communications, Inc.) represented 15% of net revenues, with no other single customer representing more than 10% of net revenues. For the three and nine months ended September 30, 2009, revenue from one customer (Cox Communications, Inc.) represented 73% and 32% of net revenue, respectively, with no other single customer representing more than 10% of net revenue.

At September 30, 2010, accounts receivable from two customers represented 16% and 11%, respectively, of total accounts receivable, with no other single customer representing more than 10% of the accounts receivable balance. At December 31, 2009, accounts receivable from two customers represented 55% and 14%, respectively, of total accounts receivable with no other single customer representing more than 10% of the accounts receivable balance.  As of September 30, 2010 and December 31, 2009, approximately 48% and 27%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

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

●
Scalability.  Our family of products is scalable from a few hundred megabits to 80 gigabits of traffic per second, up to 5 million subscribers and up to 48 million simultaneous data flows, which is critical to service providers as they upgrade to DOCSIS 3.0 (a high bandwidth broadband cable standard), FTTX (high bandwidth fiber to the home or neighborhood used by telecom broadband network providers) and LTE (enabling higher bandwidth mobile phone networks) technologies in the access network; and

●
Platform Flexibility.  Our products are deployable in many locations in a network and use non-proprietary hardware, and can rapidly leverage advances in computing technology which we believe to be a better solution than those which are dependent on specific network silicon processors or hardware platforms.

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

Most of our competitors are larger and more established enterprises with substantially greater financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins in order to compete with us.  As a result of such competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.  However, we do not believe there is a dominant supplier in our market. Based on our belief in the superiority of our technology, we believe that we have an opportunity to capture meaningful market share and benefit from what we believe will be growth in the DPI market.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2010 to the disclosures of our critical accounting policies and estimates set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. In accordance with SEC guidance, the Company believes the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

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

In January 2010, the FASB issued ASU 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. It also requires additional disclosures regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the provisions of ASU 2010-06 did not have a significant impact on our consolidated financial statements or related footnotes.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Net product revenue	$3,492	$3,787	(8)%	$9,588	$8,509	13%
Net support revenue	1,243	796	56%	3,217	2,255	43%
Total revenue	$4,735	$4,583	3%	$12,805	$10,765	19%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from support and services.

Total revenue increased by 3% and 19% for the three and nine months ended September 30, 2010, compared with the same periods in 2009.  The increase for the three months ended September, 30, 2010 reflected increased support revenue, partially offset by a decrease in product revenue.  The increase for the nine months ended September 30, 2010 reflected increases in product and support revenue.

The decrease in product revenue of 8% for the three months ended September 30, 2010, compared with the same period of 2009, was the result of lower sales of our high-end PL10000 series product and smaller orders from new service provider customers in the third quarter of 2010 compared with the same period of the prior year, partially offset by an increase in sales of the PL8720 introduced in the second quarter of 2010.  The increase in product revenue of 19% for the nine months ended September 30, 2010, compared with the same period of 2009, was the result of increased sales of the PL8720 product that was introduced in the second quarter of 2010, partially offset by lower sales of our high-end PL10000 series product.

Index

The increase in support revenue of 56% and 43% for the three and nine months ended September 30, 2010, compared with the same periods in 2009, reflected an increase in project related services delivered in the third quarter of 2010, compared with the same period of the prior year and the continued expansion of the installed base of our products for which we have sold ongoing support services.

Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty, and (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory.

The following table presents the breakdown of cost of sales by category:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Decrease	2010	2009	Decrease
	($ in thousands)			($ in thousands)

Materials and per-use licenses	$1,515	$2,347		$4,334	$4,077
Percent of net product revenue	43%	62%	(19)%	45%	48%	(3)%
Applied labor and overhead	225	223		629	1,124
Percent of net product revenue	6%	6%	—%	7%	13%	(6)%
Other indirect costs	151	146		303	691
Percent of net product revenue	4%	4%	—%	3%	8%	(5)%
Product costs	1,891	2,716		5,266	5,892
Percent of net product revenue	54%	72%	(18)%	55%	69%	(14)%

Support costs	132	126		393	330
Percent of net support revenue	11%	16%	(5)%	12%	15%	(3)%

Amortization of acquired assets	—	254		—	1,017
Percent of total net revenue	—%	6%	(6)%	—%	9%	(9)%

Total costs of sales	$2,023	$3,096		$5,659	$7,239
Percent of total net revenue	43%	68%	(25)%	44%	67%	(23)%

Total cost of sales during the three and nine months ended September 30, 2010 decreased by $1,073,000 and $1,580,000, respectively; and as a percentage of net revenue by 25% and 23%, respectively, compared to the same periods in 2009.  The decrease in cost of sales for the three month period reflected the ramp in sales of our PL8720 product, as well as lower acquisition-related intangible asset amortization for the three and nine month periods because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as cost of sales was $254,000 and $1,017,000, respectively, in the three and nine months ended September 30, 2009.  For the nine month period ended September 30, 2010, the benefit of the lower amortization cost was partially offset by higher material costs associated with increased product revenues and higher fees for technology interfaces.

Gross Profit

Gross profit for the three and nine-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Increase	2010	2009	Increase
	($ in thousands)			($ in thousands)
Gross profit	$2,712	$1,488	82%	$7,146	$3,525	103%
Percent of total net revenue	57%	32%		56%	33%

Index

Gross profit margin for the three months ended September 30, 2010, increased by 25 percentage points to 57% from 32% in the comparable period in the prior year.  Gross profit margin for the nine months ended September 30, 2010, increased by 23 percentage points to 56% from 33% in the comparable period in the prior year.  These increases reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as cost of sales was $254,000 and $1,017,000, respectively, in the three and nine months ended September 30, 2009.  Excluding the impact of acquisition-related intangible asset amortization, the gross profit margin improved by 20 and 14 percentage points, respectively, in the three and nine months ended September 30, 2010, as compared with the comparable periods in the prior year.  These margin rate increases reflect the introduction of our PL8720 product, which has achieved a higher margin compared with our other products, and lower inventory charges and other cost of sales as compared to the three and nine months ended September 30, 2009.

Operating Expense

Operating expenses for the three and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Research and development	$860	$584	47%	$2,271	$1,903	19%
Sales and marketing	1,614	1,622	0%	4,832	4,961	(3)%
General and administrative	934	1,088	(14)%	3,000	3,807	(21)%
Total	$3,409	$3,294	(3)%	$10,103	$10,672	(5)%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining efforts for products already released and development costs associated with planned new products.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Increase	2010	2009	Increase
	($ in thousands)			($ in thousands)

Research and development	$860	$584	47%	$2,271	$1,903	19%
As a percentage of net revenue	18%	13%		18%	18%

Research and development expenses for the three and nine months ended September 30, 2010 increased by 47% and 19%, respectively, as compared to the same periods in 2009. These increases reflect the impact of new hires during in the first nine months of 2010.

As a result of the additional hiring in research and development, we expect research and development expenses to increase in the fourth quarters of 2010, as compared to the same period of 2009.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Sales and marketing	1,614	1,622	0%	4,832	4,961	(3)%
As a percentage of net revenue	34%	35%		38%	46%

Sales and marketing expenses for the three months ended September 30, 2010 were flat compared to the same period in 2009.  Sales and marketing expenses for the nine months ended September 30, 2010 decreased by $129,000 compared to the same period in 2009.  The changes in sales and marketing expenses include the impact of lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as sales and marketing expenses was $245,000 and $964,000 in the three and nine months ended September 30, 2009.  The benefit of the lower amortization costs was offset by an increase in sales costs, including an increase in sales compensation and contractors’ costs, particularly in Asia, an increase in commissions resulting from higher sales in the nine month period, and an increase in stock-based compensation expense.  Stock-based compensation recorded to sales and marketing expense in the three and nine months ended September 30, 2010 was $82,000 and $224,000, respectively; as compared with $58,000 and $217,000 in the three and nine months ended September 30, 2009, respectively.

Index

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive and finance functions, service fees for paid professional services, and amortization of intangible assets.  Professional services include costs for legal, independent auditors and investor relations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

General and administrative	934	1,088	(14)%	3,000	3,807	(21)%
As a percentage of net revenue	20%	24%		23%	35%

General and administrative expenses for the three and nine months ended September 30, 2010 decreased by $154,000, and $807,000, respectively, as compared to the same periods in 2009. These decreases in general and administrative expenses reflected lower acquisition-related intangible asset amortization cost because the corresponding intangible assets became fully amortized in the third quarter of 2009.  The acquisition-related intangible asset amortization classified as general and administrative expenses was $126,000 and $497,000 in the three and nine months ended September 30, 2009, respectively.  The decrease in general and administrative expenses also reflects a decrease in the cost of investor relations services.  These decreases were partially offset by higher stock-based compensation expense in 2010. Stock-based compensation recorded to general and administrative expense in the three and nine months ended September 30, 2010, was $252,000 and $698,000, respectively; as compared with $194,000 and $592,000, respectively, in the three and nine months ended September 30, 2009.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$(40)	$(65)	$(38)%	$(116)	$(1,807)	$(94)%

Interest and other income (expense), net in the three and nine months ended September 30, 2009 included $1,664,756 of interest expense related to the conversion option embedded in the convertible promissory notes that were issued and then converted into 4,713,082 shares of common stock in the quarter ended June 30, 2009.  This interest expense was calculated based on the intrinsic value of the embedded option on the date that each convertible promissory note was executed.  The intrinsic value was based on the difference between the $0.40 embedded option exercise price and the approximately $0.75 average price of our common stock on the issuance date of the promissory notes.  The calculated interest (or discount) is amortized over the life of the promissory notes.  Therefore, because the notes were converted to common stock in the same quarter that they were issued, all of the interest related to the embedded option was recorded (or fully amortized) during the quarter ended June 30, 2009.

Provision for Income Taxes

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in certain U.S. states.  We recorded a tax benefit in the three and nine months ended September 30, 2009 primarily from the amortization of acquisition-related intangible assets, which were fully amortized in the third quarter of 2009. We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of ASC 740 which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Index

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)

Net cash provided by (used in) operating activities	$965	$(2,960)
Net cash used in investing activities	(626)	(67)
Net cash provided by financing activities	5,122	3,621
Effect of exchange rate changes on cash and cash equivalents	(365)	73
Net increase in cash and cash equivalents	$5,095	$668

During the nine months ended September 30, 2010, our operations provided $965,000 of cash, compared with a $3.0 million use of cash in operating activities in the same period in 2009. The $965,000 of cash provided by our operating activities reflected $2.4 million of cash provided by the collection of accounts receivable and a $1.2 million increase in deferred revenue, partially offset by our use of cash connected with our $3.1 million net loss less non-cash charges for depreciation and stock-based compensation of $1.4 million, and inventory purchases, which increased by $1.1 million.  The $3.0 million use of cash during the nine months ended September 30, 2009 primarily reflected our $8.3 million net loss less non-cash charges totaling $5.4 million.   Net cash used in investing activities during the nine months ended September 30, 2010 was $626,000, mostly for the purchase of testing equipment used in research and development and recorded as fixed assets. Net cash provided by our financing activities during the nine months ended September 30, 2010 of $5.1 million included proceeds from the issuance of common stock of $6.5 million and borrowings of $1.0 million on our line of credit, partially offset by a $1.9 million repayment of borrowings on our line of credit and a $500,000 repayment of notes. Net cash provided by financing activities during the nine months ended September 30, 2009 included proceeds from the issuance of common stock of $3.5 million, proceeds of $500,000 from the issuance of notes and proceeds from stock option exercises of $134,800, partially offset by note repayments of $550,000.

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

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis. If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. At September 30, 2010, we had $1.0 million outstanding on our secured credit facility.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet items as described in Item 303(a)(4)(ii) of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2013. The details of these contractual obligations are further explained in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Index

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of September 30, 2010, we had open non-cancelable purchase orders amounting to $0.9 million with our third-party contract manufacturers.

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

Interest Rate Sensitivity

We had unrestricted cash totaling approximately $8.3 million at September 30, 2010. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit and savings accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are at times involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.  Although it is not possible to predict with certainty the outcome of litigation, we do not believe that the outcome of any of the current claims to which we are a party, or to which any of our property is subject, will have a material impact on our results of operations or financial condition.

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

For the years ended December 31, 2009, 2008 and 2007, we incurred losses from operations of approximately $6.2 million, $15.0 million and $13.6 million, respectively. For the three and nine months ended September 30, 2010, we incurred losses from operations of approximately $0.7 million and $3.0 million, respectively. We expect to continue to incur losses from operations in future periods. Any profitability we may achieve in the future may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from increased costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

Our PacketLogic family of products is our only product line. All of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization.*

All of our current revenues and much of our anticipated future growth depend on the development, introduction and market acceptance of new and enhanced products in our PacketLogic product line that address additional market requirements in a timely and cost-effective manner. In the past, we have experienced delays in product development and such delays may occur in the future. We do not currently have plans or resources to develop additional product lines, and as a result, our future growth will largely be determined by market acceptance of our PacketLogic product line.

If more customers do not adopt, purchase and deploy our PacketLogic products, our revenues will not grow and may decline.  In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales and exposing us to greater risk of product obsolescence.

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

Index

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

In addition, if our products are not accepted by customers due to software or hardware defects or performance deficiencies, purchase orders contingent upon acceptance may be cancelled, which could result in a significant lost sales opportunity  or warranty returns exceed the amount we accrued for defect returns based on our historical experience, our operating results would be adversely affected.

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

The products we sell today are derived primarily from the acquisition of the Netintact companies in 2006. While we have the experience of Netintact operations on a stand-alone basis, we are continuing to determine how to operate most effectively on a combined basis. We have not developed sufficient experience to estimate the scope of the business opportunities that may be achieved from our combined operations.

Furthermore, we have only recently launched many of our products and services on a worldwide basis. Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, which include the following:

●	successfully introducing new products and entering new markets;

Index

●	successfully servicing and upgrading new products once introduced;

●	increasing brand recognition;

●	developing strategic relationships and alliances;

●	managing expanding operations and sales channels;

●	successfully responding to competition; and

●	attracting, retaining and motivating qualified personnel.

If we are unable to address these risks and uncertainties, our  results of operations and financial condition could be materially and adversely affected.

Competition for experienced and skilled personnel is intense and our inability to attract and retain qualified personnel could significantly damage our business.

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

The sale of our products requires a multi-faceted approach directed at several levels within a prospective customer's organization. We may not be able to increase net revenue unless we expand our sales teams to address all of the customer requirements necessary to sell our products. We reorganized our sales and marketing efforts in 2008, including a significant reduction in workforce in these areas and the addition of two senior sales management personnel. We expect to continue hiring in this area, but there can be no assurance that these personnel additions or our reorganization efforts will have the positive effect on our business operations as planned by management.

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

Index

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

We may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.*

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications, Arbor Networks, Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Ericsson, Huawei Technologies Company, Juniper Networks, and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some potential customers have in the past advised us that we were not able to compete for their business due to concerns about our financial condition.  While we have attempted to address balance sheet concerns with our recent financing activity, it is possible that a potential customer could raise similar concerns in the future.  Our competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.  Some of our competitors may make acquisitions or establish strategic relationships that may increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  Competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions. Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

A substantial portion of our revenues may be dependent on a small number of Tier-1 service providers that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers, our revenues may fluctuate and our growth may be limited. *

Since 2008, when we first established customer relations with Tier-1 service providers, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because their capacity requirements have become or will become fulfilled.  For this reason, we do not expect that any single customer will generally remain a significant customer from year to year, and we will need to attract new customers in order to sustain our revenues.   For example, in the year ended December 31, 2009, revenue from one customer accounted for 44% of net revenue with no other single customer accounting for more than 10% of net revenue.   For the nine month period ended September 30, 2010, revenue from that same customer represented 15% of net revenue. For the three month period ended September 30, 2010, revenue from two other customers represented 19% and 12% of net revenues, respectively, with no other single customer representing more than 10% of net revenue. The proportion of our revenues derived from a limited number of customers may be even higher in any future quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

If demand for our products and services grows rapidly, we may experience difficulties meeting the demand. For example, the installation and use of our products requires customer training. If we are unable to provide adequate training and support for our products, the implementation process will be longer and customer satisfaction may be lower. In addition, we may not be able to exploit fully the growing market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations. The failure to meet the challenges presented by rapid customer and market expansion could cause us to miss sales opportunities and otherwise have a negative impact on our sales and profitability.

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

We rely on a small number of contract manufacturers to build our hardware products.  If we are unable to have our products manufactured quickly enough to keep up with demand or we experience manufacturing quality problems, our operating results could be harmed.*

If the demand for our products grows, we will need to increase our capacity for material purchases, production, testing and quality control functions. Any disruptions in product flow could limit our revenue growth and adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

Index

While our PacketLogic products are software based, we rely on independent contract manufacturers to manufacture the hardware components on which are products are installed and operate.  In certain circumstances, these contract manufacturers also provide logistics services, which may include loading our software products onto the hardware platforms, testing and inspecting the products, and then shipping them directly to our customers. If these contract manufacturers are unable to meet our demand, or fail to provide such logistics services as we may request in a timely manner, we may experience delays in product shipments. Other performance problems with contract manufacturers may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of product components of sufficient quality and quantity. If one or more of our contract manufacturers were to experience financial difficulties or decide not to continue its business relationship with us, we would need to identify other contract manufacturers to perform these services, and there could be product delivery delays while we seek to establish and implement the new relationship. We also plan to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. Any delays in meeting customer demand or quality problems resulting from the inability of our contract manufacturers to provide us with adequate supplies of high-quality product components, including problems relating to logistic services, could result in lost or reduced future sales to key customers and could have a material adverse effect on our sales and results of operations.

As part of our cost management efforts, we endeavor to lower per unit product costs from our contract manufacturers by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such cost reductions will occur. The failure to obtain such cost reductions would adversely affect our gross margins and operating results.

If our suppliers fail to adequately supply us with certain original equipment manufacturer, or OEM, sourced components, our product sales may suffer.

Reliance upon OEMs, as well as industry supply conditions generally involves several additional risks, including the possibility of a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). Most of our hardware products, or the components of our hardware components, are based on industry standards and are therefore available from multiple manufacturers. If our supplier were to fail to deliver, alternative suppliers should be available, although qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.  However, in some specific cases we have single-sourced components, because alternative sources are not currently available.  If these components were to become not available, we could experience more significant, though temporary, supply interruptions, delays, or inefficiencies, adversely affecting our results of operations.

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

Index

Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States Dollar against foreign currencies.

A significant percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements. The primary foreign currencies for which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, we could be exposed to exchange rate fluctuations in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

Legislative actions, higher insurance costs and new accounting pronouncements are likely to impact our future financial position and results of operations.

Legislative and regulatory changes and future accounting pronouncements and regulatory changes have, and will continue to have, an impact on our future financial position and results of operations. In addition, insurance costs, including health and workers' compensation insurance premiums, have been increasing on an historical basis and are likely to continue to increase in the future. Recent and future pronouncements related to the accounting treatment of executive compensation and employee stock options may also impact operating results. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

Index

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

Our corporate headquarters is located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our local suppliers. In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results. Although we currently have significant redundant capacity in Sweden in the event of a natural disaster or other catastrophic event in Silicon Valley, our business could nonetheless suffer. Our operations in Sweden are subject to disruption by extreme winter weather.

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

Index

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

Recently proposed regulatory actions may result in reduced capital spending by broadband service providers, which could adversely impact our opportunities for continued revenue growth.*

The Federal Communications Commission (FCC) has been considering different proposals for prohibiting or limiting broadband service providers from providing data prioritization services to their customers.  These proposals are referred to generally as relating to "net neutrality". The FCC originally considered proposals that would require broadband service providers to treat all Internet content equally in all circumstances and to prohibit them from providing any data prioritization services.  The FCC currently is considering the "Third Way" proposal that would include adopting a rule prohibiting any practice under which Internet access service is provided on unreasonably discriminatory terms and which could result in broad authority to regulate broadband service.  It is very uncertain what rules, if any, may be adopted by the FCC regarding net neutrality.  In the event that the FCC asserts broad regulatory authority, it is likely that there may be legislative and/or legal challenges to the FCC's regulatory authority, and while the issue remains unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

Index

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

Holders of our common stock may be diluted in the future.*

We are authorized to issue up to 130,000,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. In addition, we recently received stockholder approval for a series of alternative amendments to our Articles of Incorporation, to effect, at the discretion of our board of directors, a reverse stock split of our common stock which would have the effect of proportionately increasing the number of authorized but unissued shares available for future issuance. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At September 30, 2010, there were 112,082,724 shares of our common stock outstanding, outstanding warrants to purchase 4,094,604 shares of our common stock, and outstanding stock options to purchase 9,657,767 shares of our common stock. At September 30, 2010, we had an authorized reserve of 3,863,474 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing stock option plans.

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

In addition, we would no longer be subject to NYSE Amex Equities rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on the NYSE Amex Equities or another established securities market could have a material adverse effect on the value of your investment in us.

If our common stock is not listed on the NYSE Amex Equities or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock would be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Index

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

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference. (1)

3.4	Amended and Restated Bylaws adopted on August 4, 2010, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on August 9, 2010 and incorporated herein by reference. (1)

4.1	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference. (1)

4.2	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference. (1)

10.1	Master OEM Purchase and Sales Agreement among GENBAND US LLC, GENBAND Ireland Ltd. and Procera Networks, Inc., dated July 19, 2010. (2)

10.2	Letter Agreement by and between GENBAND US LLC and Procera Networks, Inc., dated July 19, 2010.

10.3	Waiver and First Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated May 7, 2010.

10.4	Second Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated September 2, 2010.

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

(1)	Previously filed.
(2)	Confidential treatment requested.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
November 9, 2010		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference. (1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference. (1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference. (1)

3.4	Amended and Restated Bylaws adopted on August 4, 2010, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on August 9, 2010 and incorporated herein by reference. (1)

4.1	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference. (1)

4.2	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference. (1)

10.1	Master OEM Purchase and Sales Agreement among GENBAND US LLC, GENBAND Ireland Ltd. and Procera Networks, Inc., dated July 19, 2010. (2)

10.2	Letter Agreement by and between GENBAND US LLC and Procera Networks, Inc., dated July 19, 2010.

10.3	Waiver and First Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated May 7, 2010.

10.4	Second Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated September 2, 2010.

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

(1)	Previously filed.
(2)	Confidential treatment requested.