Form 10-Q
period 2011-03-31
PROCERA NETWORKS INC
filed 2011-05-10
CIK 1165231

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to   .

Commission File Number: 000-49862

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4121 Clipper Court, Fremont, California	94538
(Address of principal executive offices)	(Zip code)

(510) 230-2777
 (Registrant’s telephone number, including area code)

100-C Cooper Court, Los Gatos, CA, 95032
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

As of May 6, 2011, the registrant had 11,375,225 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,366,105	$7,875,798
Accounts receivable, less allowance of $318,286 and $321,823 at March 31, 2011 and December 31, 2010, respectively	9,037,777	11,407,220
Inventories, net	2,678,339	2,549,695
Prepaid expenses and other	480,618	831,737
Total current assets	21,562,839	22,664,450

Property and equipment, net	884,527	873,173
Goodwill	960,209	960,209
Other non-current assets	27,192	19,150
Total assets	$23,434,767	$24,516,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$716,656	$1,718,732
Accounts payable	1,753,129	1,943,799
Deferred revenue	3,764,538	3,732,756
Accrued liabilities	2,578,707	2,662,564
Total current liabilities	8,813,030	10,057,851

Non-current liabilities:
Deferred revenue	634,770	704,735
Total liabilities	9,447,800	10,762,586

Commitments and contingencies (Note 12)	---	---

Stockholders’ equity:
Common stock, $0.001 par value; 32,500,000 shares authorized; 11,364,222 and 11,314,965 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	11,364	11,315
Additional paid-in capital	76,467,370	76,093,272
Accumulated other comprehensive loss	(243,790)	(331,883)
Accumulated deficit	(62,247,977)	(62,018,308)
Total stockholders’ equity	13,986,967	13,754,396
Total liabilities and stockholders’ equity	$23,434,767	$24,516,982

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Sales:
Product sales	$5,615,542	$2,382,964
Support sales	1,307,351	910,646
Total net sales	6,922,893	3,293,610
Cost of sales:
Product cost of sales	2,583,452	1,451,935
Support cost of sales	136,036	127,485
Total cost of sales	2,719,488	1,579,420

Gross profit	4,203,405	1,714,190

Operating expenses:
Research and development	1,037,982	620,495
Sales and marketing	2,064,485	1,457,497
General and administrative	1,276,185	1,107,374
Total operating expenses	4,378,652	3,185,366

Loss from operations	(175,247)	(1,471,176)
Interest and other income (expense), net	(30,222)	(42,972)

Loss before income taxes	(205,469)	(1,514,148)
Income tax provision	24,200	1,256
Net loss	$(229,669)	$(1,515,404)

Net loss per share - basic and diluted	$(0.02)	$(0.15)
Shares used in computing net loss per share - basic and diluted	11,276,927	9,948,272

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(229,669)	$(1,515,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	91,718	115,113
Compensation related to stock-based awards	365,419	304,602
Provision for excess and obsolete inventory	82,437	18,687
Changes in assets and liabilities:
Accounts receivable	2,531,459	5,450,936
Inventories	(148,214)	(248,454)
Prepaid expenses and other current assets	150,125	(112,963)
Accounts payable	(199,779)	(305,639)
Accrued liabilities and deferred rent	(148,348)	(551,427)
Deferred revenue	(100,921)	(119,854)
Net cash provided by operating activities	2,394,227	3,035,597

Cash flows from investing activities:
Purchase of property and equipment	(70,734)	(115,038)
Net cash used in investing activities	(70,734)	(115,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	---	6,471,203
Proceeds from issuance of common stock – exercise of options	217,294	---
Cash paid for fractional shares	(566)	—
Proceeds from line of credit	716,656	—
Payments on line of credit	(1,718,732)	(1,917,088)
Payments on notes payable	---	(500,000)
Net cash provided by (used in) financing activities	(785,348)	4,054,115

Effect of exchange rates on cash and cash equivalents	(47,838)	(20,243)

Net increase in cash and cash equivalents	1,490,307	6,954,431

Cash and cash equivalents, beginning of period	7,875,798	3,191,896

Cash and cash equivalents, end of period	$9,366,105	$10,146,327

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc. ("Procera" or the "Company") is a leading provider of Intelligent Policy Enforcement  solutions based on Deep Packet Inspection technology, that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and trades on the NYSE Amex Equities under the trading symbol “PKT”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

Reverse Stock Split

Effective February 4, 2011, Procera implemented a 1-for-10 reverse split of its common stock and reduced the number of authorized shares of common stock from 130,000,000 to 32,500,000 shares, as previously authorized and approved by the Company’s stockholders at the June 14, 2010 annual meeting.  The Company’s common stock began trading on the NYSE Amex Equities on a post-split basis on February 7, 2011. As a result, the Company’s issued and outstanding common stock as of February 4, 2011 was reduced from approximately 113 million to approximately 11.3 million shares.  The Company paid cash in lieu of any fractional shares to the holders of fractional shares of common stock. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Consolidated Balance Sheets. The reverse split also effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock and warrants under the Company’s 2007 Equity Incentive Plan. All shares and per share amounts, including all common stock equivalents (stock options, restricted stock and warrants) in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted, for all periods presented to reflect the reverse stock split.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2011 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, except for changes in the accounting for revenue recognition as a result of the new accounting standards and updates to the Company’s revenue recognition policy as described below.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements.” The Company adopted the new guidance on a prospective basis for new or materially modified revenue arrangements as of January 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements and is not expected to have a material impact in the future.

Index

The Company’s most common sale involves the integration of software and a hardware appliance, where the hardware and software work together to deliver the essential functionality of the product.   The Company recognizes product revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred, evidenced when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of appliances and software licenses. Product sales include a perpetual license to the Company’s software that is essential to the functionality of the hardware, and on occasion include licenses to additional software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support (“PCS”) services (included in support revenue) which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

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

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through March 31, 2011, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of the Company’s transactions were within the scope of the software revenue recognition guidance. The Company accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

Under the new guidance, the Company allocates revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence ("TPE") if VSOE is not available, or the Company’s best estimate of selling price ("ESP") if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. In arrangements that include non-essential software (“software deliverables”), revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement. Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

The Company determines VSOE for PCS based on the rate charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS. The renewal rate is generally equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. PCS revenue is recognized under a proportional performance method, ratably over the life of the contract.   A small portion of service revenue is derived from providing training on products and the Company uses the completed-contract method to recognize such revenue.

Index

As the hardware and software products are rarely sold separately, the Company generally does not have VSOE for these products, and TPE is not available. The Company determines the ESP for hardware and software deliverables considering internal factors such as discounting and pricing policies, and external factors such as market conditions in different geographies and competitive positioning.

In certain contracts, billing terms may be agreed upon based on performance milestones such as the execution of measurement test, a partial delivery or the completion of a specified service.  Payments received before the unconditional acceptance of a specific set of deliverables are recorded as deferred revenue until the conditional acceptance has been waived.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements during the three months ended March 31, 2011, that management believes are of significance, or potential significance, to the Company.

4.	STOCK-BASED COMPENSATION

The Company has an equity incentive plan that provides for the grant of incentive stock options to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010

Cost of goods sold	$24,759	$21,727
Research and development	42,772	5,247
Sales and marketing	109,663	62,946
General and administrative	188,225	214,682
Total stock-based compensation expense, net of income tax	$365,419	$304,602

No income tax benefits were recognized in the three months ended March 31, 2011 and 2010 due to the Company’s continuing losses. No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of March 31, 2011, total unrecognized compensation cost related to unvested stock options was $1,637,254, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.14 years. As of March 31, 2011, total unrecognized compensation cost related to unvested restricted stock awards  was $279,975,  net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.36 years.

General Share-Based Award Information

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	975,153	$8.93
Granted	52,600	$9.18
Exercised	(1,875)	$4.96
Cancelled	(9,531)	$4.79

Outstanding at March 31, 2011	1,016,347	$9.01	7.20	$2,774,053

Vested and expected to vest at March 31, 2011	978,674	$9.10	7.13	$2,630,328

Exercisable at March 31, 2011	639,962	$9.91	6.45	$1,502,320

Index

The total intrinsic value of options exercised during the three months ended March 31, 2011 was $9,252. The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in its stock option plan.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity for the three months ended March 31, 2011.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	60,000	$5.30
Granted	10,332	$6.40
Non-vested at March 31, 2011	70,332	$5.46

No restricted stock awards vested during the three months ended March 31, 2011.

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

The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Expected term (years)	4.80	4.60
Expected volatility	68.1%	96.4%
Risk-free interest rate	1.52%	2.17%
Expected dividend yield	0%	0%

The weighted average grant date fair value of options granted during the three months ended March 31, 2011and  2010 was $3.98 and $3.30, respectively

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings (loss) per share calculations and sets forth potential shares of common stock that are not included in the diluted earnings (loss) per share calculation because their effect is antidilutive:

Index

	Three Months Ended March 31,
	2011	2010
Numerator - basic and diluted	$(229,669)	$(1,515,404)
Denominator - basic and diluted
Weighted average common shares outstanding	11,276,927	9,948,272
Total	11,276,927	9,948,272
Earnings (Loss) per share - basic and diluted	$(0.02)	$(0.15)
Antidilutive securities:
Options outstanding	1,016,347	948,643
Warrants	305,574	416,460
Total	1,321,921	1,365,103

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(229,669)	$(1,515,404)
Foreign currency translation adjustments	88,093	6,751
Comprehensive loss	$(141,576)	$(1,508,653)

7.	INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Finished goods	$2,594,113	$2,429,846
Raw materials	84,226	119,849
Inventories, net	$2,678,339	$2,549,695

8.	ACCRUED LIABILITIES

Accrued liabilities at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Payroll and related	$843,895	$973,970
Audit and legal services	177,241	92,946
Sales and VAT taxes	56,246	175,462
Sales commissions	416,857	461,407
Warranty	589,387	530,758
Other	495,081	428,021
Total	$2,578,707	$2,662,564

Warranty Accrual

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

Index

Changes in the warranty accrual during the three months ended March 31, 2011 were as follows:

Warranty accrual at December 31, 2010	$530,758
Provision for current period sales	58,629
Deductions for warranty claims processed during the period	—
Warranty accrual at March 31, 2011	$589,387

9.	RELATED PARTY TRANSACTIONS

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”) pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from Procera.  In conjunction with this agreement, the Company’s Board of Directors appointed Charles D. Vogt, President and Chief Executive Officer of GENBAND, as a director of the Company.

During the three months ended March 31, 2011, the Company recognized revenue of approximately $0.5 million on sales to GENBAND.  At March 31, 2011 and December 31, 2010, the Company had accounts receivable of approximately $0.5 million and $1.2 million, respectively, from GENBAND.

10.	STOCKHOLDERS’ EQUITY

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

Warrants

A summary of warrant activity for the three months ended March 31, 2011 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2010	409,462	$8.39
Issued	—	—
Exercised	(102,688)	4.00
Cancelled/expired	(1,200)	4.00
Outstanding March 31, 2011	305,574	$9.88

The chart below shows the outstanding warrants as of March 31, 2011 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$4.00	88,888	3.87	88,888
6.00	56,912	.38	56,912
10.00	36,000	.67	36,000
15.00	102,000	.67	102,000
17.50	1,775	.46	1,775
20.00	19,999	1.30	19,999

$9.88	305,574	1.59	305,574

11.	INCOME TAXES

At March 31, 2011 and December 31, 2010, the Company had $238,338 of unrecognized tax benefits, a total of $204,975 which would affect the Company’s effective tax rate if recognized.

Index

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The federal returns for the years ended 2007 through the current period and most state returns for the years ended 2006 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.  The Company's Australian and Swedish income tax returns for the years ended 2005 and 2004, respectively, through the current period are still open to examination.

 The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to March 31, 2012.

In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. A valuation allowance is required to be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

12.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2014 and provide for renewal options ranging from month-to-month to 3 year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have entered into office lease agreements for its headquarters in Fremont, California; Netintact, AB offices in Varberg, Sweden; and Netintact PTY offices in Melbourne, Australia.

As of March 31, 2011, future minimum lease payments under operating leases are as follows:

Nine months ending December 31, 2011	$218,601
Years ending December 31,
2012	253,891
2013	108,834
2014	19,029
Total minimum lease payments	$600,355

Secured Line of Credit

The Company has a secured line of credit facility (the“Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provides borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bear interest at the prime rate plus 1%, but not less than 5% per annum. If the Company’s cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. Under the terms of the Secured Credit Facility, the Company will pay Silicon Valley Bank a $17,000 fee in each of the two years of the agreement and will pay a minimum monthly interest charge of $3,000 per month.  The Company also issued a warrant to Silicon Valley Bank for the purchase of 50,000 shares of the Company’s common stock with an exercise price of $4.00 per share and a fair value of $166,302, which is being amortized to interest expense over the two-year term of the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Secured Credit Facility include financial covenants requiring minimum quarterly revenue and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.   At March 31, 2011, the Company had $0.7 million outstanding on its Secured Credit Facility.

Index

13.	SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months Ended
	March 31,
	2011	2010
Sales:
United States	$3,683,414	$1,964,891
Europe, Middle East and Africa	1,048,464	414,680
Asia Pacific	2,191,015	914,039
Total	$6,922,893	$3,293,610

	March 31, 2011	December 31, 2010
Long-lived assets:
United States	$396,872	$416,791
Europe	493,583	458,580
Australia	21,264	16,952
Total	$911,719	$892,323

Sales made to customers located outside the United States as a percentage of total net revenues were 47% and 40% for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, revenue from two customers represented 28% and 22% of net revenue, respectively, with no other single customer representing more than 10% of net revenue. For the three months ended March 31, 2010, revenue from one customer (Cox Communications)  represented 18% of net revenue, revenue from a second customer also represented 18% of net revenue, and revenue from a third customer  represented 14% of net revenue, with no other single customer representing more than 10% of net revenue.

At March 31, 2011, accounts receivable from three customers represented 23%, 13% and 11%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2010, accounts receivable from two customers represented 23% and 11%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of March 31, 2011 and December 31, 2010, approximately 32% and 51%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview

We are a leading provider of Intelligent Policy Enforcement (“IPE”) solutions that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks.  Our solutions provide granular network intelligence to enable network operators to improve the quality and longevity of their networks, better monetize their network infrastructure investments, control security hazards and create and deploy new services for their users.  The intelligence we provide about users and their usage enables qualified business decisions.  Our network operator customers include mobile service providers, broadband service providers, cable multiple system operators (“MSOs”), Internet Service Providers (“ISPs”), educational institutions, enterprises and government agencies.

Index

Our IPE products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products is expected to grow from $249 million in 2009 to $1.5 billion in 2014 according to Infonetics Research, a compound annual growth rate of 44%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management and Charging functions and are compliant with the widely adopted 3rd Generation Partnership Program, or 3GPP, standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

            We face competition from suppliers of standalone IPE and deep packet inspection (“DPI”) products including Allot Communications, Arbor Networks, Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Cloudshield Technologies, Ericsson, Huawei Technologies Company, Juniper Networks, and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

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

We were founded in 2002 and became a public company in October 2003 following our merger with Zowcom, Inc., a publicly-traded Nevada corporation. In 2006, we completed acquisitions of the Netintact entities. Our Company is headquartered in Fremont, California with regional headquarters in Varberg, Sweden and Singapore.  We sell our products through our direct sales force, resellers, distributors and systems integrators in the Americas, Asia Pacific and Europe.

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

  The Company believes the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

●	Revenue Recognition;
●	Valuation of Goodwill, Intangible and Long-Lived Assets;
●	Allowance for Doubtful Account;
●	Stock-Based Compensation; and
●	Accounting for Income Taxes.

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2010, updated for changes in accounting for revenue recognition as a result of the new accounting standards as described below.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements.” The Company adopted the new guidance on a prospective basis for new or materially modified revenue arrangements as of January 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements and is not expected to have a material impact in the future.

Index

The Company’s most common sale involves the integration of software and a hardware appliance, where the hardware and software work together to deliver the essential functionality of the product.   The Company recognizes product revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred, evidenced when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of appliances and software licenses. Product sales include a perpetual license to the Company’s software that is essential to the functionality of the hardware, and on occasion include licenses to additional software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support (“PCS”) services (included in support revenue) which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

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

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through March 31, 2011, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of the Company’s transactions were within the scope of the software revenue recognition guidance. The company accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

Under the new guidance, the Company allocates revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence ("TPE") if VSOE is not available, or the Company’s best estimate of selling price ("ESP") if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. In arrangements that include non-essential software (“software deliverables”), revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement. Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

The Company determines VSOE for PCS based on the rate charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS. The renewal rate is generally equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. PCS revenue is recognized under a proportional performance method, ratably over the life of the contract.   A small portion of service revenue is derived from providing training on products and the Company uses the completed-contract method to recognize such revenue.

As the hardware and software products are rarely sold separately, the Company generally does not have VSOE for these products, and TPE is not available. The Company determines the ESP for hardware and software deliverables considering internal factors such as discounting and pricing policies, and external factors such as market conditions in different geographies and competitive positioning.

Index

In certain contracts, billing terms may be agreed upon based on performance milestones such as the execution of measurement test, a partial delivery or the completion of a specified service.  Payments received before the unconditional acceptance of a specific set of deliverables are  recorded as deferred revenue until the conditional acceptance has been waived.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements during the three months ended March 31, 2011, that management believes are of significance, or potential significance, to the Company.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue

	Three Months Ended
	March 31,
	2011	2010	Increase
	($ in thousands)

Net product revenue	$5,616	$2,383	136%
Net support revenue	1,307	911	44%
Total revenue	$6,923	$3,294	110%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from support and services.

The increase in product revenue of 136% for the three months ended March 31, 2011, compared with the same period in 2010, reflected increased sales of our high-end PL8000 series products.  A majority of the increase in product revenue resulted from follow-on sales to one multisystem cable operator customer that had purchased product in 2010, as this customer pursues plans to expand the deployment of our product within their network.

The increase in support revenue of 44% for the three months ended March 31, 2011, compared with the same period in 2010, reflected the continued expansion of the installed base of our product to which we have sold ongoing support services.

We believe that our revenue will continue to grow in each of the remaining quarters of the fiscal year ending December 31, 2011, as compared with the same periods in 2010.

Index

Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty and (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory.

The following table presents the breakdown of cost of sales by category:

	Three Months Ended
	March 31,
	2011	2010	Change
	($ in thousands)

Materials and per-use licenses	$1,958	$1,185
Percent of net product revenue	35%	50%	65%
Applied labor and overhead	450	212
Percent of net product revenue	8%	9%	112%
Other indirect costs	175	55
Percent of net product revenue	3%	2%	218%
Product costs	2,583	1,452
Percent of net product revenue	46%	61%	78%

Support costs	136	127
Percent of net support revenue	10%	14%	7%

Total costs of sales	$2,719	$1,579
Percent of total net revenue	39%	48%	72%

Total cost of sales during the three months ended March 31, 2011 increased by approximately $1.1 million and decreased as a percentage of sales by 9 percentage points, compared to the same period in 2010.  The increase in cost of sales primarily reflected higher material costs associated with increased product revenue.  The decrease in cost of sales as a percentage of revenue primary reflected increased sales of our PL8000 series products, which have  a lower material cost compared with our other products,  and an increase in support revenue  which increased at a higher rate than corresponding support costs.

Gross Profit

Gross profit for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase
	($ in thousands)
Gross profit	$4,203	$1,714	145%
Percent of total net revenue	61%	52%

Gross profit margin for the three months ended March 31, 2011 increased by 9 percentage points to 61% from 52% in the comparable period in the prior year.  This increase reflected the ramp in sales of our PL8000 series products, introduced in mid-2010, which have a higher margin compared with our other products, and a higher margin earned on support revenue, as support revenue increased while related support costs remained flat.

Index

Operating Expense

Operating expenses for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase
	($ in thousands)

Research and development	$1,038	$620	67%
Sales and marketing	2,064	1,457	42%
General and administrative	1,276	1,107	15%
Total	$4,379	$3,185	37%

Research and Development

 Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.

	Three Months Ended
	March 31,
	2011	2010	Increase
	($ in thousands)

Research and development	$1,038	$620	67%
Percentage of total net revenue	15%	19%

Research and development expenses for the three months ended March 31, 2011 increased significantly compared to the same period in 2010 as a result of increased hires of research and development personnel in 2010 and the corresponding additional employee compensation costs.  Additional personnel are expected to allow us to expand upon our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three months ended March 31, 2011 and 2010 was $42,772 and $5,247, respectively.  As a percentage of revenue, research and development expenses decreased by 4 percentage points compared to the same period in 2010 because revenue increased at a faster rate than research and development expenses.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended
	March 31,
	2011	2010	Increase
	($ in thousands)

Sales and marketing	$2,064	$1,457	42%
Percentage of total net revenue	30%	44%

Sales and marketing expenses for the three months ended March 31, 2011 increased by $606,988 compared to the same period in 2010.  This increase in sales and marketing expenses reflected increased commission costs as a result of the increase in revenue, and the cost of increased headcount, resulting from the hiring of additional sales personnel.  Stock-based compensation recorded to sales and marketing expense in the three months ended March 31, 2011 and 2010 was $109,663 and $62,946, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance function, service fees for professional services and amortization of intangible assets.  Professional services include costs for legal advice and services, independent auditors and investor relations.

Index

	Three Months Ended
	March 31,
	2011	2010	Increase
	($ in thousands)

General and administrative	$1,276	$1,107	15%
Percentage of total net revenue	18%	34%

General and administrative expenses for the three months ended March 31, 2011 increased by $168,811 compared to the same period in 2010. This increase in general and administrative expenses reflected higher accrued bonuses connected with the increase in revenue and higher legal spending.   Stock-based compensation recorded to general and administrative expense in the three months ended March 31, 2011 and 2010 was $188,225 and $214,682, respectively.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
	2011	2010	Decrease
	($ in thousands)

Interest and other income (expense), net	$(30)	$(43)	(30)%

Interest and other income (expense), net decreased during the three months ended March 31, 2011 as a result of lower interest expense following the repayment of $500,000 of notes payable during the three months ended March 31, 2010.  Interest and other income (expense), net currently primarily reflects interest costs connected with our 2-year secured credit facility with Silicon Valley Bank entered into on December 10, 2009.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2011	2010	Increase
	($ in thousands)

Provision for income taxes	$24	$1	2300%

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in a number of states, including California.  The increase in the tax provision for the three months ended March 31, 2011 reflects higher state and foreign taxes as a result of the increase in revenues.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Net cash provided by operating activities	$2,394	$3,036
Net cash used in investing activities	(71)	(115)
Net cash provided by (used in) financing activities	(785)	4,054
Effect of exchange rate changes on cash and cash equivalents	(48)	(20)
Net increase in cash and cash equivalents	$1,490	$6,954

Index

During the three months ended March 31, 2011 and 2010, our operations provided $2.4 million and $3.0 million of cash, respectively.  The $2.4 million of cash provided by our operating activities during the three months ended March 31, 2011 reflected $2.5 million of cash provided by the collection of accounts receivable, partially offset by other net uses of cash. The $3.0 million of cash provided by our operating activities during the three months ended March 31, 2010 reflected $5.5 million of cash provided by the collection of accounts receivable, partially offset by our use of cash connected with our $1.5 million net loss for the period and in buying inventory and payments made for accounts payable and accrued liabilities.    The net cash used by our financing activities during the three months ended March 31, 2011 was $0.8 million, which included a $1.0 million net repayment of borrowings on our credit line, partially offset by $0.2 million of proceeds from the exercise of stock options.  The net cash provided by our financing activities during the three months ended March 31, 2010 was $4.1 million, which included proceeds from the issuance of common stock of $6.5 million, a $1.9 million repayment of the borrowings against our secured credit facility and a $500,000 repayment of notes.

Based on our current cash balances and anticipated cash flow from operations, we believe our working capital will be sufficient to meet the cash needs of our business for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, the infrastructure costs associated with supporting a growing business and greater installed base of customers,  introduction of new products, enhancement of existing products and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. At March 31, 2011 and December 31, 2010, we had $0.7 million and $1.7 million outstanding, respectively, under our credit facility with Silicon Valley Bank.  Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis.  If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet items as described in Item 303(a)(4)(ii) of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2014. The details of these contractual obligations are further explained in Note 12 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of March 31, 2011, we had open non-cancelable purchase orders amounting to $2.3 million, primarily with our third-party contract manufacturers.

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

Interest Rate Sensitivity

We had unrestricted cash totaling approximately $9.4 million at March 31, 2011. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit and savings accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives.

Index

As required by Rule 13a-15(b), under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our  Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, in considering our business and prospects. Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business

*We expect to incur losses in future periods.

For the quarters ended March 31, 2011 and 2010, we incurred losses from operations of approximately $0.2 million and $1.5 million, respectively.  For the years ended December 31, 2010 and 2009, we incurred losses from operations of approximately $2.7 million and $6.2 million, respectively. We expect to continue to incur losses from operations in future periods. Any profitability we may achieve in the future may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from increased costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not occur or is slower than anticipated or our operating expenses exceed expectations, our losses will be greater. We may never achieve profitability.

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

*We have a limited operating history on which to evaluate our company.

The products we sell today are derived primarily from the acquisition of the Netintact companies in 2006. While we have the experience of Netintact operations on a stand-alone basis, we are continuing to improve our operations on a combined basis.

Index

Furthermore, we have only recently launched many of our products and services on a worldwide basis, and we are continuing to develop relationships with distribution partners and otherwise exploit sales channels in new markets. Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, which include the following:

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

Index

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

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications, Arbor Networks, Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Cloudshield Technologies, Ericsson, Huawei Technologies Company, Juniper Networks, and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

*A substantial portion of our revenues may be dependent on a small number of Tier 1 service providers that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers, our revenues may fluctuate and our growth may be limited.

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

Index

  In the quarter ended March 31, 2011, revenues from two customers represented 28% and 22% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.  In the quarter ended March 31, 2010, revenues from two customers each represented 18% of net revenues and a third represented 14% of net revenue, with no other single customer accounting for more than 10% of net revenue.   In the years ended December 31, 2010 and 2009, revenue from one customer represented 11% and 44% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

Index

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that:

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

For the years ended December 31, 2010 and 2009, we did not identify any material weaknesses in our internal controls.

Index

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

*Holders of our common stock may be diluted in the future.

We are authorized to issue up to 32,500,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. In addition, we recently implemented a reverse stock split of our common stock which had the effect of proportionately increasing the number of authorized but unissued shares available for future issuance. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At March 31, 2011, there were 11,364,222 shares of our common stock outstanding, outstanding warrants to purchase 305,574 shares of our common stock, and outstanding stock options to purchase 1,016,347 shares of our common stock. At March 31, 2011, we had an authorized reserve of 183,574 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing stock option plan.  These share figures reflect the 1-for-10 reverse stock split that became effective February 4, 2011. Any future issuances of our common stock would dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

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

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

3.2	Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.(1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Certificate of Amendment to Articles of Incorporation effective February 4, 2011, filed as Exhibit 3.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

3.5	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

4.2	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

4.3	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

10.1	Third Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated January 17, 2011.

10.2	Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan).

10.3	Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan).

Index

31.1	Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Charles Constanti, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Charles Constanti, Principal Financial Officer.

(1)	Previously filed

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
May 10, 2011		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

Exhibit Index

3.1	Articles of Incorporation filed on July 16, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

3.2	Certificate of Amendment to Articles of Incorporation filed on October 12, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.(1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4	Certificate of Amendment to Articles of Incorporation effective February 4, 2011, filed as Exhibit 3.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

3.5	Amended and Restated Bylaws adopted on August 16, 2007, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

4.2	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

4.3	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

10.1	Third Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated January 17, 2011.

10.2	Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan).

10.3	Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan).

31.1	Certification of James F. Brear, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Charles Constanti, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James F. Brear, Principal Executive Officer, and Charles Constanti, Principal Financial Officer.

(1)	Previously filed