Form 10-Q
period 2011-06-30
PROCERA NETWORKS INC
filed 2011-08-09
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011, the registrant had 14,424,620 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,806,151	$7,875,798
Accounts receivable, less allowance of $99,173 and $321,823 at June 30, 2011 and December 31, 2010, respectively	8,574,864	11,407,220
Inventories, net	3,438,393	2,549,695
Prepaid expenses and other	701,717	831,737
Total current assets	49,521,125	22,664,450

Property and equipment, net	1,326,517	873,173
Goodwill	960,209	960,209
Other non-current assets	11,020	19,150
Total assets	$51,818,871	$24,516,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,718,732
Accounts payable	1,929,540	1,943,799
Deferred revenue	3,605,893	3,732,756
Accrued liabilities	4,310,509	2,662,564
Total current liabilities	9,845,942	10,057,851

Non-current liabilities:
Deferred revenue	886,692	704,735
Total liabilities	10,732,634	10,762,586

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 32,500,000 shares authorized; 14,424,620 and 11,314,965 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14,425	11,315
Additional paid-in capital	103,400,649	76,093,272
Accumulated other comprehensive loss	(261,431)	(331,883)
Accumulated deficit	(62,067,406)	(62,018,308)
Total stockholders’ equity	41,086,237	13,754,396
Total liabilities and stockholders’ equity	$51,818,871	$24,516,982

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales:
Product sales	$8,262,717	$3,713,591	$13,878,258	$6,096,555
Support sales	1,393,258	1,063,167	2,700,610	1,973,812
Total net sales	9,655,975	4,776,758	16,578,868	8,070,367
Cost of sales:
Product cost of sales	3,563,605	1,923,380	6,147,057	3,375,315
Support cost of sales	124,633	133,441	260,670	260,926
Total cost of sales	3,688,238	2,056,821	6,407,727	3,636,241

Gross profit	5,967,737	2,719,937	10,171,141	4,434,126

Operating expenses:
Research and development	1,241,261	790,626	2,279,243	1,411,120
Sales and marketing	3,143,460	1,760,005	5,207,944	3,217,501
General and administrative	1,312,834	958,484	2,589,019	2,065,859
Total operating expenses	5,697,555	3,509,115	10,076,206	6,694,480

Income (loss) from operations	270,182	(789,178)	94,935	(2,260,354)
Interest and other income (expense), net	(34,395)	(32,479)	(64,618)	(75,451)

Income (loss) before income taxes	235,787	(821,657)	30,317	(2,335,805)
Income tax provision	55,216	—	79,416	1,256
Net income (loss)	$180,571	$(821,657)	$(49,099)	$(2,337,061)

Net income (loss) per share – basic	$0.02	$(0.07)	$0.00	$(0.22)
Net income (loss) per share - diluted	$0.01	$(0.07)	$0.00	$(0.22)

Shares used in computing net income (loss) per share:
Basic	11,827,181	11,208,272	11,545,019	10,581,753
Diluted	12,123,355	11,208,272	11,545,019	10,581,753

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(49,099)	$(2,337,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	214,133	241,848
Compensation related to stock-based awards	779,355	639,886
Provision for bad debts	—	33,861
Provision for excess and obsolete inventory	265,626	77,724
Changes in assets and liabilities:
Accounts receivable	3,008,737	3,650,549
Inventories	(1,079,902)	(1,123,993)
Prepaid expenses and other current assets	(55,037)	90,970
Accounts payable	(22,214)	1,060,676
Accrued liabilities and deferred rent	1,590,329	(73,819)
Deferred revenue	(32,922)	849,811
Net cash provided by operating activities	4,619,006	3,110,452

Cash flows from investing activities:
Purchase of property and equipment	(639,709)	(577,565)
Net cash used in investing activities	(639,709)	(577,565)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,456,626	6,471,203
Proceeds from issuance of common stock – exercise of options	260,573	—
Proceeds from issuance of common stock – exercise of warrants	22,500	—
Cash paid for fractional shares	(566)	—
Proceeds from line of credit	716,656	—
Payments on line of credit	(2,435,388)	(1,917,088)
Payments on notes payable	—	(500,000)
Net cash provided by financing activities	25,020,401	4,054,115

Effect of exchange rates on cash and cash equivalents	(69,345)	(42,324)

Net increase in cash and cash equivalents	28,930,353	6,544,678

Cash and cash equivalents, beginning of period	7,875,798	3,191,896

Cash and cash equivalents, end of period	$36,806,151	$9,736,574

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

Procera was incorporated in 2002 and trades on the NYSE Amex Equities Market under the trading symbol “PKT”.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, Procera believes that the disclosures are adequate to ensure the information presented is not misleading. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

Reverse Stock Split

Effective February 4, 2011, Procera implemented a 1-for-10 reverse split of its common stock and reduced the number of authorized shares of common stock from 130,000,000 to 32,500,000 shares, as previously authorized and approved by the Company’s stockholders at the June 14, 2010 annual meeting.  The Company’s common stock began trading on the NYSE Amex Equities on a post-split basis on February 7, 2011. As a result, the Company’s issued and outstanding common stock as of February 4, 2011 was reduced from approximately 113.0 million to approximately 11.3 million shares.  The Company paid cash in lieu of any fractional shares to the holders of fractional shares of common stock. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Consolidated Balance Sheets. The reverse split also effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock and warrants under the Company’s 2007 Equity Incentive Plan. All shares and per share amounts, including all common stock equivalents (stock options, restricted stock and warrants) in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted, for all periods presented to reflect the reverse stock split.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2011 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, except for changes in the accounting for revenue recognition as a result of the new accounting standards and updates to the Company’s revenue recognition policy as described below.

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

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through June 30, 2011, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of the Company’s transactions were within the scope of the software revenue recognition guidance. The Company accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

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

In certain contracts, billing terms may be agreed upon based on performance milestones such as the execution of a measurement test, a partial delivery or the completion of a specified service.  Payments received before the unconditional acceptance of a specific set of deliverables are recorded as deferred revenue until the conditional acceptance has been waived.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

4.             STOCK-BASED COMPENSATION

The Company has an equity incentive plan that provides for the grant of incentive stock options and restricted stock awards to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of goods sold	$26,452	$22,123	$51,211	$43,850
Research and development	21,548	3,272	64,320	8,519
Sales and marketing	109,444	78,755	219,107	141,701
General and administrative	256,491	231,134	444,716	445,817
Total stock-based compensation expense	$413,935	$335,284	$779,354	$639,887

No income tax benefits were recognized in the three and six months ended June 30, 2011 and 2010 due to losses incurred and operating loss carry-forwards available to offset current income. No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of June 30, 2011, total unrecognized compensation cost related to unvested stock options was $1,680,311, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.31 years. As of June 30, 2011, total unrecognized compensation cost related to unvested restricted stock awards  was $310,132,  net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 1.95 years.

General Share-Based Award Information

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2011:

Index

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	975,153	$8.93
Granted	120,600	$9.95
Exercised	(10,094)	$5.64
Cancelled	(17,709)	$5.09

Outstanding at June 30, 2011	1,067,950	$9.17	7.14	$3,114,950
Vested and expected to vest at June 30, 2011	1,034,709	$9.24	7.08	$2,993,616
Exercisable at June 30, 2011	685,960	$10.01	6.37	$1,773,250

The total intrinsic value of options exercised during the six months ended June 30, 2011 was $50,212. The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in its stock option plan.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	60,000	$5.30
Granted	17,241	$7.81
Non-vested at June 30, 2011	77,241	$5.86

No restricted stock awards vested during the six months ended June 30, 2011.

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

The following assumptions were used in determining the fair value of stock options granted during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (years)	4.74	4.66	4.76	4.62
Expected volatility	77.3%	94.9%	73.3%	95.8%
Risk-free interest rate	2.21%	2.22	2.29%	2.19%
Expected dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the six months ended June 30, 2011and  2010 was $5.01 and $3.30, respectively

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

Index

5.             NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issuable upon the exercise of outstanding stock options or warrants and the vesting of restricted stock awards, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options or warrants, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$180,571	$(821,657)	$(49,099)	$(2,337,061)

Denominator:
Weighted average common shares - basic	11,827,181	11,208,272	11,545,019	10,581,753
Dilutive effect of employee equity incentive plans	225,062	—	—	—
Dilutive effect of warrants	71,112	—	—	—
Weighted average common shares - diluted	12,123,355	11,208,272	11,545,019	10,581,753

Net income (loss) per share:
Basic	$0.02	$(0.07)	$0.00	$(0.22)
Diluted	$0.01	$(0.07)	$0.00	$(0.22)

Antidilutive securities:
Options and restricted stock	435,199	926,850	1,096,597	926,850
Warrants	123,774	416,460	318,009	416,460
Total	558,973	1,343,310	1,414,606	1,343,310

6.             COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$180,571	$(821,657)	$(49,099)	$(2,337,061)
Foreign currency translation adjustments	(17,641)	(97,770)	70,452	(91,020)
Comprehensive income (loss)	$162,930	$(919,427)	$21,353	$(2,428,081)

7.             INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Finished goods	$3,051,206	$2,429,846
Raw materials	387,187	119,849
Inventories, net	$3,438,393	$2,549,695

Index

8.             ACCRUED LIABILITIES

Accrued liabilities at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Payroll and related	$1,676,259	$973,970
Audit and legal services	260,281	92,946
Sales, VAT and income taxes	203,632	175,462
Sales commissions	843,047	461,407
Warranty	597,937	530,758
Other	729,353	428,021
Total	$4,310,509	$2,662,564

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

Changes in the warranty accrual during the six months ended June 30, 2011 were as follows:

Warranty accrual at December 31, 2010	$530,758
Provision for current period sales	67,179
Deductions for warranty claims processed during the period	—
Warranty accrual at June 30, 2011	$597,937

9.             RELATED PARTY TRANSACTIONS

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”) pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from Procera.  Pursuant to this agreement, the Company’s Board of Directors supported the election of Mark Pugerude, Chief Strategy Officer of GENBAND, as a director of the Company.

During the three and six months ended June 30, 2011, the Company recognized revenue of approximately $0.2 million and $0.6 million, respectively, on sales to GENBAND.  At June 30, 2011 and December 31, 2010, the Company had accounts receivable of approximately $0.2 million and $1.2 million, respectively, from GENBAND.

10.           STOCKHOLDERS’ EQUITY

On June 24, 2011, the Company completed a registered offering of 3.0 million shares of common stock, which includes the exercise in full of the underwriters’ overallotment option to purchase 0.4 million shares of common stock.  The shares were sold at $9.50 per share for a gross sales price of $28.8 million.  The Company received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.  The Company intends to use the net proceeds for general working capital purposes.

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

Index

Warrants

A summary of warrant activity for the six months ended June 30, 2011 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2010	409,462	$8.39
Issued	—	—
Exercised	(133,108)	4.37
Cancelled/expired	(1,200)	4.00
Outstanding June 30, 2011	275,154	$10.35

The chart below shows the outstanding warrants as of June 30, 2011 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$4.00	83,263	3.81	83,263
6.00	32,117	0.13	32,117
10.00	36,000	0.42	36,000
15.00	102,000	0.42	102,000
17.50	1,775	0.21	1,775
20.00	19,999	1.05	19,999

$10.35	275,154	1.46	275,154

11.           INCOME TAXES

At June 30, 2011 and December 31, 2010, the Company had $238,338 of unrecognized tax benefits, a total of $204,975 which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The federal returns for the years ended 2007 through the current period and most state returns for the years ended 2006 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.  The Company's Australian and Swedish income tax returns for the years ended 2005 and 2004, respectively, through the current period are still open to examination.

 The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to June 30, 2012.

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

Index

The Company and its subsidiaries have entered into office lease agreements for its headquarters in Fremont, California; Netintact AB offices in Varberg, Sweden; and Netintact PTY offices in Melbourne, Australia.

As of June 30, 2011, future minimum lease payments under operating leases are as follows:

Six months ending December 31, 2011	$125,730
Years ending December 31,
2012	253,952
2013	108,859
2014	19,035
Total minimum lease payments	$507,576

Secured Line of Credit

The Company has a secured line of credit facility (the “Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provides borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bear interest at the prime rate plus 1%, but not less than 5% per annum. If the Company’s cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. Under the terms of the Secured Credit Facility, the Company will pay Silicon Valley Bank a $17,000 fee in each of the two years of the agreement and will pay a minimum monthly interest charge of $3,000 per month.  The Company also issued a warrant to Silicon Valley Bank for the purchase of 50,000 shares of the Company’s common stock with an exercise price of $4.00 per share and a fair value of $166,302, which is being amortized to interest expense over the two-year term of the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Secured Credit Facility include financial covenants requiring minimum quarterly revenue and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.   At June 30, 2011, the Company had no outstanding balance on its Secured Credit Facility.

13.           SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales:
United States	$3,846,939	$2,566,400	$7,530,353	$4,531,290
Europe, Middle East and Africa	4,295,114	1,543,469	5,343,578	1,958,149
Asia Pacific	1,513,922	666,889	3,704,937	1,580,928

Total	$9,655,975	$4,776,758	$16,578,868	$8,070,367

	June 30, 2011	December 31, 2010
Long-lived assets:
United States	$380,315	$416,791
Europe	939,313	458,580
Australia	17,909	16,952
Total	$1,337,537	$892,323

Sales made to customers located outside the United States as a percentage of total net revenues were 60% and 55% for the three and six months ended June 30, 2011, respectively, and 46% and 44% for the three and six months ended June 30, 2010, respectively.

For the three months ended June 30, 2011, revenue from three customers represented 19%, 14% and 13% of net revenues, respectively, and for the six months ended June 30, 2011, revenue from three customers represented 19%, 12% and 11% of net revenues, respectively, with no other single customer representing more than 10% of net revenues. For the three and six months ended June 30, 2010, revenue from one customer (Cox Communications, Inc.) represented 23% and 21% of net revenues, respectively, and for the six months ended June 30, 2010, revenue from one other customer represented 11% of net revenues, with no other single customer representing more than 10% of net revenues.

At June 30, 2011, accounts receivable from two customers represented 25% and 17%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2010, accounts receivable from two customers represented 23% and 11%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of June 30, 2011 and December 31, 2010, approximately 60% and 51%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

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

Index

Our IPE products are part of the market for mobile packet and broadband core products.  According to Infonetics Research, the market for IPE products is expected to grow from $249 million in 2009 to $1.5 billion in 2014, a compound annual growth rate of 44%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management and Charging functions and are compliant with the widely adopted 3rd Generation Partnership Program, or 3GPP, standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

We face competition from suppliers of standalone IPE and deep packet inspection (“DPI”) products including Allot Communications Ltd., Arbor Networks (acquired by Tektronix), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Cloudshield Technologies (acquired by SAIC), Ericsson, Huawei Technologies Company, Juniper Networks, and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through June 30, 2011, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of the Company’s transactions were within the scope of the software revenue recognition guidance. The company accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase	2011	2010	Increase
	($ in thousands)			($ in thousands)

Net product revenue	$8,263	$3,714	122%	$13,878	$6,097	128%
Net support revenue	1,393	1,063	31%	2,701	1,974	37%
Total revenue	$9,656	$4,777	102%	$16,579	$8,070	105%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from support and services.

The increase in product revenue of 122% and 128% for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, reflected revenue from recent service provider wins and follow-on orders from existing customers, and included increased sales of our high-end PL8000 and PL10000 series products.

The increase in support revenue of 31% and 37% for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, reflected the continued expansion of the installed base of our product to which we have sold ongoing support services.

We believe that our revenue will increase in each of the remaining quarters of the fiscal year ending December 31, 2011, as compared with the same periods in 2010, although on a sequential basis, revenue for the third quarter of 2011 may not increase from revenue for the second quarter of 2011, since we recognized revenue during the second quarter from certain deals we had not expected to close until the third quarter.

Index

Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty, (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory and (iv) costs for support personnel.

The following table presents the breakdown of cost of sales by category:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Materials and per-use licenses	$2,998	$1,634		$4,956	$2,819
Percent of net product revenue	36%	44%	(8)%	36%	46%	(10)%
Applied labor and overhead	393	191		843	404
Percent of net product revenue	5%	5%	—%	6%	7%	(1)%
Other indirect costs	173	98		348	152
Percent of net product revenue	2%	3%	(1)%	3%	2%	1%
Product costs	3,564	1,923		6,147	3,375
Percent of net product revenue	43%	52%	(9)%	44%	55%	(11)%

Support costs	125	133		261	261
Percent of net support revenue	9%	13%	(4)%	10%	13%	(3)%

Total costs of sales	$3,688	$2,057		$6,408	$3,636
Percent of total net revenue	38%	43%	(5)%	39%	45%	(6)%

Total cost of sales during the three and six months ended June 30, 2011 increased by approximately $1.6 million and $2.8 million, respectively, and decreased as a percentage of sales by 5 and 6 percentage points, respectively, compared to the same periods in 2010.  The increase in cost of sales primarily reflected higher material costs associated with increased product sales.  The decrease in cost of sales as a percentage of revenue primary reflected increased sales of our PL8000 series products, which have lower material costs compared with our other products,  and an increase in support revenue while corresponding support costs remained flat.

Gross Profit

Gross profit for the three and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase	2011	2010	Increase
	($ in thousands)			($ in thousands)
Gross profit	$5,968	$2,720	119%	$10,171	$4,434	129%
Percent of total net revenue	62%	57%		61%	55%

Gross profit margin for the three and six months ended June 30, 2011 increased by 5 and 6 percentage points to 62% and 61%, respectively, from the comparable periods in the prior year.  This increase reflected the ramp in sales of our PL8000 series products, introduced in mid-2010, which have a higher margin compared with our other products, and a higher margin earned on support revenue, as support revenue increased while corresponding support costs remained flat.

Index

Operating Expense

Operating expenses for the three and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Research and development	$1,241	$791	57%	$2,279	$1,411	62%
Sales and marketing	3,143	1,760	79%	5,208	3,218	62%
General and administrative	1,313	958	37%	2,589	2,066	25%
Total	$5,698	$3,509	62%	$10,076	$6,694	51%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase	2011	2010	Increase
	($ in thousands)			($ in thousands)

Research and development	$1,241	$791	57%	$2,279	$1,411	62%
As a percentage of net revenue	13%	17%		14%	17%

Research and development expenses for the three and six months ended June 30, 2011 increased by $0.5 million and $0.9 million, respectively, compared to the same periods in 2010, as a result of increased hires of research and development personnel during 2010 and the corresponding additional employee compensation costs.  Additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three and six months ended June 30, 2011 was $21,548 and $64,320, respectively, compared to $3,272 and $8,519, respectively, in the corresponding periods in 2010.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Sales and marketing	$3,143	$1,760	79%	$5,208	$3,218	62%
As a percentage of net revenue	33%	37%		31%	40%

Sales and marketing expenses for the three and six months ended June 30, 2011 increased by $1.4 million and $2.0 million, respectively, compared to the same periods in 2010.  The increase in sales and marketing expenses reflected increased commission costs as a result of the increase in revenue, and the cost of increased headcount, resulting from the hiring of additional sales personnel.  Stock-based compensation recorded to sales and marketing expense in the three and six months ended June 30, 2011 was $109,444 and $219,107, respectively, compared to $78,755 and $141,701, respectively, in the corresponding periods in 2010.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance function, service fees for professional services and amortization of intangible assets.  Professional services include costs for legal advice and services, independent auditors and investor relations.

Index

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

General and administrative	$1,313	$958	37%	$2,589	$2,066	25%
As a percentage of net revenue	14%	20%		16%	26%

General and administrative expenses for the three and six months ended June 30, 2011 increased by $0.4 million and $0.5 million, respectively, compared to the same periods in 2010. The increase in general and administrative expenses reflected higher bonus costs associated with exceeding revenue targets that were established for the first half of 2011, as well as higher legal and audit fees.   Stock-based compensation recorded to general and administrative expense in the three and six months ended June 30, 2011 was $256,491 and $444,716, respectively, compared to $231,134 and $445,817, respectively, in the corresponding periods in 2010.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$(34)	$(32)	(6)%	$(65)	$(75)	13%

Interest and other income (expense), net was relatively flat for the three and six months ended June 30, 2011 compared to the same periods in 2010.  Interest and other income (expense), net primarily reflected interest costs connected with our two-year secured credit facility with Silicon Valley Bank entered into on December 10, 2009.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Provision for income taxes	$55	$—	—%	$79	$1	7,800%

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in a number of states, including California.  The increase in the tax provision for the three and six months ended June 30, 2011 reflected higher state and foreign taxes as a result of improved operating results.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Net cash provided by operating activities	$4,619	$3,110
Net cash used in investing activities	(640)	(578)
Net cash provided by financing activities	25,020	4,054
Effect of exchange rate changes on cash and cash equivalents	(69)	(42)
Net increase in cash and cash equivalents	$28,930	$6,545

Index

During the six months ended June 30, 2011 and 2010, our operations provided $4.6 million and $3.1 million of cash, respectively.  Sources of cash for the six months ended June 30, 2011 included $3.0 million from a reduction in accounts receivable and $1.6 million from an increase in accrued liabilities, while uses of cash included an increase in inventories of $0.9 million.  The reduction in accounts receivable reflected collections and an improvement in aging of accounts receivable.  The increase in accrued liabilities reflected higher accrued bonuses and sales commissions as a result of increased revenue, which exceeded established revenue targets.  The increase in inventory resulted from material purchases in anticipation of third quarter shipments.  Sources of cash for the six months ended June 30, 2010 included $5.5 million of cash provided by the collection of accounts receivable, while uses of cash included our $1.5 million net loss for the period, purchases of inventory, and payments made for accounts payable and accrued liabilities.

Net cash used in investing activities during the six months ended June 30, 2011 and 2010 of $640,000 and $578,000, respectively, reflected purchases of lab and testing equipment used in research and development.

Net cash provided by financing activities during the six months ended June 30, 2011 of $25.0 million, included net proceeds from the issuance of common stock of $26.5 million and proceeds from the exercise of stock options and warrants of $0.3 million, partially offset by net repayment of borrowings on our credit line of $1.7 million.  Net cash provided by financing activities during the six months ended June 30, 2010 of $4.1 million included proceeds from the issuance of common stock of $6.5 million, partially offset by repayment of the borrowings against our secured credit facility of $1.9 million and a repayment of notes of $0.5 million.

Based on our current cash balances and anticipated cash flow from operations, we believe our working capital will be sufficient to meet our requirements for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, the infrastructure costs associated with supporting a growing business and greater installed base of customers,  introduction of new products, enhancement of existing products and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis.  If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. At June 30, 2011, no borrowings were outstanding under our credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet items as described in Item 303(a)(4)(ii) of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2014. The details of these contractual obligations are further explained in Note 12 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of June 30, 2011, we had open non-cancelable purchase orders amounting to $3.3 million, primarily with our third-party contract manufacturers.

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

Index

Interest Rate Sensitivity

We had unrestricted cash totaling approximately $36.8 million at June 30, 2011. The unrestricted cash is held for working capital purposes. All of our cash is currently held in demand deposit and savings accounts. Therefore, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. We do not enter into investments for trading or speculative purposes.

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

As required by Rule 13a-15(b), under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

*We have incurred losses in previous periods and may incur losses in future periods.

For the six months ended June 30, 2010, we incurred losses from operations of approximately $2.3 million. For the years ended December 31, 2010 and 2009, we incurred losses from operations of approximately $2.7 million and $6.2 million, respectively. We may continue to incur losses from operations in future periods. Any profitability we may achieve in a future period may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from increased costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our losses may be greater.

Index

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

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products and add additional features, our competitive position may deteriorate and the average selling prices for our products may decrease over time.  Such a decrease could result from the introduction of competing products and from the standardization of DPI technology.  To counter this trend, we endeavor to enhance our products by offering higher system speeds and additional performance features, such as additional protection functionality, supporting additional applications and enhanced reporting tools.  We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices decline.  If we are unable to reduce these costs or to offer increased functionally and features, our results of operations and financial condition may be adversely affected.

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

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations and any debt financing that management currently believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months.

However, a number of factors may negatively impact our level of cash availability and working capital requirements, including, without limitation:

●	lower than anticipated revenues;

●	higher than expected cost of goods sold or operating expenses; or

●	the inability of our customers to pay for the goods and services ordered.

We believe that current general economic conditions and global credit market conditions have created a significantly more difficult environment for obtaining both equity and debt financing.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current economic environment.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures.  In addition, we may be required to defer or cancel product development programs, lay-off employees and/or take other steps to reduce our operating expenses.  Our inability to raise additional financing or the terms of any financing we do raise could have a material adverse effect on our business, results of operations and financial condition.

Index

*We have a limited operating history on which to evaluate our company.

The products we sell today are derived primarily from the acquisition of the Netintact companies in 2006. While we have the experience of Netintact operations on a stand-alone basis, we are continually working to improve our operations on a combined basis.

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

*Competition for experienced and skilled personnel is intense and our inability to attract and retain qualified personnel could significantly damage our business.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Havдng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is located in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.  If some or all of our Sweden-based engineers were to leave Procera, our ability to develop new products and serve existing customers could be materially and adversely impacted.

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

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications Ltd., Arbor Networks (acquired by Tektronix), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Cloudshield Technologies (acquired by SAIC), Ericsson, Huawei Technologies Company, Juniper Networks, and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some potential customers have in the past advised us that we were not able to compete for their business due to concerns about our financial condition.  While we have attempted to address balance sheet concerns by raising additional capital, it is possible that a potential customer could raise similar concerns in the future.  Our competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.  Some of our competitors may make acquisitions or establish strategic relationships that may increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  Competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions.  Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

For the three months ended June 30, 2011, revenues from three customers represented 19%, 14% and 13% of net revenues, respectively, and for the six months ended June 30, 2011, revenue from three customers represented 19, 12% and 11% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.  For the three and six months ended June 30, 2010, revenue from one customer represented 23% and 21% of net revenues, respectively, and for the six months ended June 30, 2010, revenue from another customer represented 11% of net revenues, with no other single customer representing more than 10% of net revenues. For the years ended December 31, 2010 and 2009, revenue from one customer represented 11% and 44% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

*We have limited ability to protect our intellectual property and defend against claims which may adversely affect our ability to compete.

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

Index

In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information.  These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.  In addition, under our OEM Purchase and Sales Agreement with GENBAND LLC, we have granted GENBAND access to our source code, which is the human readable version of the computer code used in our products. Subject to a requirement to pay us royalties, GENBAND has the right to use our source code in derivative products that it may develop and market under GENBAND's business marks.

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

While our PacketLogic products are software based, we rely on independent contract manufacturers to manufacture the hardware components on which our products are installed and operate.  In certain circumstances, these contract manufacturers also provide logistics services, which may include loading our software products onto the hardware platforms, testing and inspecting the products, and then shipping them directly to our customers. If these contract manufacturers are unable to meet our demand, or fail to provide such logistics services as we may request in a timely manner, we may experience delays in product shipments. Other performance problems with contract manufacturers may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results.

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

A significant percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements. The primary foreign currencies for which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, we could be exposed to exchange rate fluctuations in other currencies. Exchange rates between these currencies and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

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

Index

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

Our financial results may be materially affected by non-cash and other accounting charges. Such accounting charges may include

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

Index

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

Risks Related to Our Industry

Demand for our products depends, in part, on the rate of adoption of bandwidth-intensive broadband applications, such as peer-to-peer, and latency-sensitive applications, such as voice-over Internet protocol (“VoIP”), Internet video and online video gaming applications.

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

The market for network equipment products is characterized by the need to support new standards as they emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must be compliant with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission (“the FCC”), in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

Recently proposed regulatory actions may result in reduced capital spending by broadband service providers, which could adversely impact our opportunities for continued revenue growth.

The FCC has been considering different proposals for prohibiting or limiting broadband service providers from providing data prioritization services to their customers.  These proposals are referred to generally as relating to "net neutrality". The FCC originally considered proposals that would require broadband service providers to treat all Internet content equally in all circumstances and to prohibit them from providing any data prioritization services.  The FCC currently is considering the "Third Way" proposal that would include adopting a rule prohibiting any practice under which Internet access service is provided on unreasonably discriminatory terms and which could result in broad authority to regulate broadband service.  It is very uncertain what rules, if any, may be adopted by the FCC regarding net neutrality.  In the event that the FCC asserts broad regulatory authority, it is likely that there may be legislative and/or legal challenges to the FCC’s regulatory authority, and while the issue remains unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

Index

Risks Related to Ownership of Our Common Stock

Our common stock price is likely to continue to be highly volatile.

The market price of our common stock is likely to continue to be highly volatile. The market for small cap and micro cap technology companies, including us, has been particularly volatile in recent years.  Because our stock is thinly traded, stockholders may not be able to resell their shares of our common stock following periods of volatility. We cannot assure stockholders that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.  Factors that could cause such volatility may include, among other things:

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

We are authorized to issue up to 32,500,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. In addition, we recently implemented a reverse stock split of our common stock which had the effect of proportionately increasing the number of authorized but unissued shares available for future issuance. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At June 30, 2011, there were 14,424,620 shares of our common stock outstanding, outstanding warrants to purchase 275,154 shares of our common stock, and outstanding stock options to purchase 1,067,950 shares of our common stock. At June 30, 2011, we had an authorized reserve of 516,843 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing equity incentive plans.

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

Index

●	restricting the ability of stockholders to take action by written consent; and

●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions could allow our Board of Directors to affect your rights as a stockholder since our Board of Directors can make it more difficult for common stockholders to replace members of the Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire us and may impact the rights of common stockholders. All of the foregoing could adversely impact the price of our common stock and your rights as a stockholder.

We do not pay and do not expect to pay cash dividends on our common stock.

We have not paid any cash dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that, even if the funds are legally available, dividends will be declared and paid.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Item 5.    Other Information

None

Item 6.    Exhibits

3.1	Articles of Incorporation filed on July 11, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 13, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.(1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4
Certificate of Amendment to Articles of Incorporation filed on February 1, 2011, filed as Exhibit 3.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

3.5	Amended and Restated Bylaws adopted on August 4, 2010, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on August 9, 2010 and incorporated herein by reference.(1)

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

4.2	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

4.3	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

10.1	Procera Networks, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2011 and incorporated herein by reference.(1)

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

101.INS	XBRL Instance Document (2)

Index

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)           Previously filed
(2)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Index

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

August 9, 2011	By:	/s/ Charles Constanti
Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

 Exhibit Index

3.1	Articles of Incorporation filed on July 11, 2001, filed as Exhibit 3.1 to our registration statement on Form SB-2 filed on February 11, 2002 and incorporated herein by reference.(1)

3.2
Certificate of Amendment to Articles of Incorporation filed on October 13, 2005, filed as Exhibit 99.1 to our current report on Form 8-K filed on October 13, 2005 and incorporated herein by reference.(1)

3.3	Certificate of Amendment to Articles of Incorporation filed on April 28, 2008, filed as Exhibit 3.3 to our quarterly report on Form 10-Q filed on May 12, 2008 and incorporated herein by reference.(1)

3.4
Certificate of Amendment to Articles of Incorporation filed on February 1, 2011, filed as Exhibit 3.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

3.5	Amended and Restated Bylaws adopted on August 4, 2010, filed as Exhibit 3.4 to our quarterly report on Form 10-Q filed on August 9, 2010 and incorporated herein by reference.(1)

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.(1)

4.2	Form of Subscription Agreement for March 2010 offering, filed as Exhibit 1.2 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

4.3	Form of Warrant for March 2010 offering, filed as Exhibit 4.1 to our current report on Form 8-K filed on March 2, 2010 and incorporated herein by reference.(1)

10.1	Procera Networks, Inc. 2007 Equity Incentive Plan, filed as Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2011 and incorporated herein by reference.(1)

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

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension

(1)           Previously filed
(2)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.