Form 10-Q
period 2011-09-30
PROCERA NETWORKS INC
filed 2011-11-09
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, the registrant had 14,453,935 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,915,278	$7,875,798
Short-term investments	15,424,138	—
Accounts receivable, less allowance of $97,784 and $321,823 at September 30, 2011 and December 31, 2010, respectively	12,410,011	11,407,220
Inventories, net	3,978,899	2,549,695
Prepaid expenses and other	1,783,371	831,737
Total current assets	52,511,697	22,664,450

Property and equipment, net	1,283,088	873,173
Goodwill	960,209	960,209
Other non-current assets	10,791	19,150
Total assets	$54,765,785	$24,516,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,718,732
Accounts payable	2,452,888	1,943,799
Deferred revenue	5,045,951	3,732,756
Accrued liabilities	3,158,917	2,662,564
Total current liabilities	10,657,756	10,057,851

Non-current liabilities:
Deferred revenue	868,124	704,735
Total liabilities	11,525, 880	10,762,586

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 32,500,000 shares authorized; 14,449,310 and 11,314,965 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	14,449	11,315
Additional paid-in capital	103,925,381	76,093,272
Accumulated other comprehensive loss	(677,392)	(331,883)
Accumulated deficit	(60,022,533)	(62,018,308)
Total stockholders’ equity	43,239,905	13,754,396
Total liabilities and stockholders’ equity	$54,765,785	$24,516,982

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales:
Product sales	$10,128,362	$3,491,821	$24,006,619	$9,588,376
Support sales	2,064,841	1,242,956	4,765,451	3,216,768
Total net sales	12,193,203	4,734,777	28,772,070	12,805,144
Cost of sales:
Product cost of sales	4,472,928	1,891,090	10,619,984	5,266,405
Support cost of sales	255,822	131,884	516,492	392,809
Total cost of sales	4,728,750	2,022,974	11,136,476	5,659,214

Gross profit	7,464.453	2,711,803	17,635,594	7,145,930

Operating expenses:
Research and development	1,024,304	859,987	3,303,546	2,271,108
Sales and marketing	2,975,840	1,614,384	8,183,785	4,831,885
General and administrative	1,393,413	934,243	3,982,432	3,000,102
Total operating expenses	5,393,557	3,408,614	15,469,763	10,103,095

Income (loss) from operations	2,070,896	(696,811)	2,165,831	(2,957,165)
Interest and other income (expense), net	(26,023)	(40,438)	(90,640)	(115,889)

Income (loss) before income taxes	2,044,873	(737,249)	2,075,191	(3,073,054)
Income tax provision	—	1,723	79,416	2,979
Net income (loss)	$2,044,873	$(738,972)	$1,995,775	$(3,076,033)

Net income (loss) per share – basic	$0.14	$(0.07)	$0.16	$(0.29)
Net income (loss) per share - diluted	$0.14	$(0.07)	$0.16	$(0.29)

Shares used in computing net income (loss) per share:
Basic	14,357,639	11,208,272	12,488,852	10,792,888
Diluted	14,592,691	11,208,272	12,718,804	10,792,888

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,995,775	$(3,076,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	335,596	384,773
Compensation related to stock-based awards	1,214,641	996,511
Amortization of premium on investments	38,337	—
Provision for bad debts	—	33,861
Provision for excess and obsolete inventory	365,366	120,886
Changes in assets and liabilities:
Accounts receivable	(1,261,460)	2,405,102
Inventories	(1,798,897)	(1,094,931)
Prepaid expenses and other current assets	(1,154,220)	96,708
Accounts payable	511,424	103,972
Accrued liabilities and deferred rent	539,580	(191,547)
Deferred revenue	1,566,085	1,185,434
Net cash provided by operating activities	2,352,227	964,736

Cash flows from investing activities:
Purchase of property and equipment	(783,888)	(626,235)
Purchase of short-term investments	(15,479,081)	—
Net cash used in investing activities	(16,262,969)	(626,235)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,456,626	6,471,203
Proceeds from issuance of common stock – exercise of options	305,178	—
Proceeds from issuance of common stock – exercise of warrants	67,364	—
Cash paid for fractional shares	(566)	—
Proceeds from line of credit	716,656	1,022,386
Payments on line of credit	(2,435,388)	(1,917,088)
Payments on notes payable	—	(500,000)
Other	—	45,266
Net cash provided by financing activities	25,109,870	5,121,767

Effect of exchange rates on cash and cash equivalents	(159,648)	(365,356)

Net increase in cash and cash equivalents	11,039,480	5,094,912

Cash and cash equivalents, beginning of period	7,875,798	3,191,896

Cash and cash equivalents, end of period	$18,915,278	$8,286,808

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

Reverse Stock Split

Effective February 4, 2011, Procera implemented a 1-for-10 reverse split of its common stock and reduced the number of authorized shares of common stock from 130,000,000 to 32,500,000 shares, as previously authorized and approved by the Company’s stockholders at the June 14, 2010 annual meeting.  The Company’s common stock began trading on the NYSE Amex Equities Market on a post-split basis on February 7, 2011. As a result, the Company’s issued and outstanding common stock as of February 4, 2011 was reduced from approximately 113.0 million to approximately 11.3 million shares.  The Company paid cash in lieu of any fractional shares to the holders of fractional shares of common stock. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Consolidated Balance Sheets. The reverse split also effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock and warrants under the Company’s 2007 Equity Incentive Plan. All shares and per share amounts, including all common stock equivalents (stock options, restricted stock and warrants) in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted, for all periods presented to reflect the reverse stock split.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2011 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, except for changes in the accounting for revenue recognition as a result of the new accounting standards and updates to the Company’s revenue recognition policy as described below.

Index

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

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through September 30, 2011, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of the Company’s transactions were within the scope of the software revenue recognition guidance. The Company accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

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

Index

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

4.        STOCK-BASED COMPENSATION

The Company has an equity incentive plan that provides for the grant of incentive stock options and restricted stock awards to eligible employees.  Stock-based employee compensation expense recognized pursuant to this plan on the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of goods sold	$25,847	$19,948	$77,058	$43,850
Research and development	31,432	2,715	95,752	8,519
Sales and marketing	102,283	82,276	321,390	141,701
General and administrative	275,725	251,685	720,441	445,817
Total stock-based compensation expense	$435,287	$356,624	$1,214,641	$639,887

No income tax benefits were recognized in the three and nine months ended September 30, 2011 due to operating loss carry-forwards available to offset current income. No income tax benefits were recognized in the three and nine months ended September 30, 2010 due to losses incurred. No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of September 30, 2011, total unrecognized compensation cost related to unvested stock options was $1,455,969, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.37 years. As of September 30, 2011, total unrecognized compensation cost related to unvested restricted stock awards  was $315,186, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 1.66 years.

Index

General Share-Based Award Information

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	975,153	$8.93
Granted	161,100	$9.82
Exercised	(18,407)	$5.92
Cancelled	(25,282)	$6.05

Outstanding at September 30, 2011	1,092,564	$9.24	6.87	$2,251,236
Vested and expected to vest at September 30, 2011	1,063,192	$9.29	6.82	$2,178,090
Exercisable at September 30, 2011	737,302	$10.06	6.10	$1,342,467

The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $84,450. The Company settles employee stock option exercises with newly issued common shares approved by stockholders for inclusion in its stock option plan.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	60,000	$5.30
Granted	23,289	$8.62
Non-vested at September 30, 2011	83,289	$6.23

No restricted stock awards vested during the nine months ended September 30, 2011.

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

The following assumptions were used in determining the fair value of stock options granted during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (years)	4.86	4.30	4.79	4.55
Expected volatility	66.6%	92.7%	71.6%	95.0%
Risk-free interest rate	1.49%	1.78	2.09%	2.09%
Expected dividend yield	0%	0%	0%	0%

Index

The weighted average grant date fair value of options granted during the nine months ended September 30, 2011and  2010 was $4.74 and $3.30, respectively

The Company calculated the expected term of stock options granted using historical exercise data.  The Company used the exact number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates) adjusted as appropriate. Expected volatilities were estimated using the historical share price performance over a period equivalent to the expected term of the option.  The risk-free interest rate for a period equivalent to the expected term of the option was extrapolated from the U.S. Treasury yield curve in effect at the time of the grant. The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

5.        NET INCOME (LOSS)PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$2,044,873	$(738,972)	$1,995,775	$(3,076,033)

Denominator:
Weighted average common shares - basic	14,357,639	11,208,272	12,488,852	10,792,888
Dilutive effect of employee equity incentive plans	184,002	—	164,958	—
Dilutive effect of warrants	51,050	—	64,994	—
Weighted average common shares - diluted	14,592,691	11,208,272	12,718,804	10,792,888

Net income (loss) per share:
Basic	$0.14	$(0.07)	$0.16	$(0.29)
Diluted	$0.14	$(0.07)	$0.16	$(0.29)

Antidilutive securities:
Options and restricted stock	487,079	965,777	492,030	965,777
Warrants	159.485	409,460	159,676	409,460
Total	646,564	1,375,237	651,706	1,375,237

6.        COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,044,873	$(738,972)	$1,995,775	$(3,076,033)
Foreign currency translation adjustments	(399,355)	28,725	(328,904)	(62,295)
Unrealized loss on short-term investments	(16,606)	—	(16,606)	—
Comprehensive income (loss)	$1,628,912	$(710,247)	$1,650,265	$(3,138,328)

Index

7.        CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Investments are carried at fair value based upon quoted market prices at the end of the reporting period. As of September 30, 2011, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

The Company’s investments at September 30, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$8,392,761	$-	$-	$8,392,761
Commercial paper	4,796,833	161	-	4,796,995
U.S. agency securities	8,083,491	904	(1,064)	8,083,332
Corporate bonds	5,160,041	201	(16,809)	5,143,434
Total investments	$26,433,127	$1,267	$(17,873)	$26,416,521

Reported as:
Cash equivalents	$10,992,413	$-	$(30)	$10,992,384
Short-term investments	15,440,714	1,267	(17,843)	15,424,138
Total	$26,443,127	$1,267	$(17,873)	$26,416,521

Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  At December 31, 2010, the Company had no investments.

The Company reviews its investments for impairment quarterly. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three and nine months ended September 30, 2011.

The Company did not incur any realized gains or losses in the three and nine months ended September 30, 2011.

8.        FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•
Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

•	Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

Index

The following tables represent the Company’s fair value hierarchy for its financial assets as of September 30, 2011 measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Money market funds	$8,392,761	$-	$-	$8,392,761
Commercial paper	-	4,796,995	-	4,796,995
U.S. agency securities	-	8,083,332	-	8,083,332
Corporate bonds	-	5,143,434	-	5,143,434
Total assets measured at fair value	$8,392,761	$18,023,760	$-	$26,416,521

In general, and where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value.  This pricing methodology applies to Level 1 investments which are comprised of money market funds. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly.  These investments are included in Level 2 and consist of commercial paper, U.S. agency securities and corporate bonds. U.S. agency securities and corporate bonds are valued at  a consensus price, which is a weighted average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm. Commercial paper is valued using market prices where available, adjusting for accretion of the purchase price to face value at maturity.

During the nine months ended September 30, 2011, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

9.        INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Finished goods	$3,024,468	$2,429,846
Raw materials	427,544	119,849
Inventories, net	$3,452,012	$2,549,695

10.      ACCRUED LIABILITIES

Accrued liabilities at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Payroll and related	$1,117,243	$973,970
Audit and legal services	148,483	92,946
Sales, VAT and income taxes	126,679	175,462
Sales commissions	659,483	461,407
Warranty	615,035	530,758
Other	491,994	428,021
Total	$3,158,917	$2,662,564

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

Changes in the warranty accrual during the nine months ended September 30, 2011 were as follows:

Warranty accrual at December 31, 2010	$530,758
Provision for current period sales	84,277
Deductions for warranty claims processed during the period	—
Warranty accrual at September 30, 2011	$615,035

Index

11.      RELATED PARTY TRANSACTIONS

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

During the three and nine months ended September 30, 2011, the Company recognized revenue of approximately $0.1 million and $0.8 million, respectively, on sales to GENBAND.  At September 30, 2011 and December 31, 2010, the Company had accounts receivable of approximately $0.1 million and $1.2 million, respectively, from GENBAND.

12.      STOCKHOLDERS’ EQUITY

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

Warrants

A summary of warrant activity for the nine months ended September 30, 2011 is as follows:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding December 31, 2010	409,462	$8.39
Issued	—	—
Exercised	(143,437)	4.49
Cancelled/expired	(24,763)	6.73
Outstanding September 30, 2011	241,262	$10.87

The chart below shows the outstanding warrants as of September 30, 2011 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$4.00	83,263	3.55	83,263
10.00	36,000	0.17	36,000
15.00	102,000	0.17	102,000
20.00	19,999	0.80	19,999

$10.87	241,262	1.39	241,262

Index

13.      INCOME TAXES

At September 30, 2011 and December 31, 2010, the Company had $238,338 of unrecognized tax benefits, a total of $204,975 which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The federal returns for the years ended 2007 through the current period and most state returns for the years ended 2006 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.  The Company's Australian and Swedish income tax returns for the years ended 2005 and 2004, respectively, through the current period are still open to examination.

 The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to September 30, 2012.

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

14.      COMMITMENTS AND CONTINGENCIES

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2016 and provide for renewal options ranging from month-to-month to 3 year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have entered into office lease agreements for its headquarters in Fremont, California; Netintact AB offices in Varberg, Sweden; and Netintact PTY offices in Melbourne, Australia.

As of September 30, 2011, future minimum lease payments under operating leases are as follows:

Three months ending December 31, 2011	$81,362
Years ending December 31,
2012	304,273
2013	166,954
2014	98,757
2015	98,757
Thereafter	74,068
Total minimum lease payments	$824,171

Secured Line of Credit

The Company has a secured line of credit facility (the “Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provides borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bear interest at the prime rate plus 1%, but not less than 5% per annum. If the Company’s cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. Under the terms of the Secured Credit Facility, the Company will pay Silicon Valley Bank a $17,000 fee in each of the two years of the agreement and will pay a minimum monthly interest charge of $3,000 per month.  The Company also issued a warrant to Silicon Valley Bank for the purchase of 50,000 shares of the Company’s common stock with an exercise price of $4.00 per share and a fair value of $166,302, which is being amortized to interest expense over the two-year term of the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Secured Credit Facility include financial covenants requiring minimum quarterly revenue and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.   At September 30, 2011, the Company had no outstanding balance on its Secured Credit Facility.

Index

15.      SEGMENT INFORMATION

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales:
United States	$7,032,580	$2,935,724	$14,562,933	$7,467,013
Europe, Middle East and Africa	3,643,336	741,160	8,986,913	2,322,088
Asia Pacific	1,517,287	1,057,893	5,222,224	3,016,043
Total	$12,193,203	$4,734,777	$28,772,070	$12,805,144

	September 30, 2011	December 31, 2010
Long-lived assets:
United States	$368,536	$416,791
Europe	911,046	458,580
Australia	14,297	16,952
Total	$1,293,879	$892,323

Sales made to customers located outside the United States as a percentage of total net revenues were 42% and 49% for the three and nine months ended September 30, 2011, respectively, and 38% and 42% for the three and nine months ended September 30, 2010, respectively.

For the three months ended September 30, 2011, revenue from two customers represented 41% and 22% of net revenues, respectively, and for the nine months ended September 30, 2011, revenue from one customer represented 28% of net revenues, with no other single customer representing more than 10% of net revenues. For the three months ended September 30, 2010, revenue from two customers represented 19% and 12% of net revenues, respectively, and for the nine months ended September 30, 2010, revenue from one other customer (Cox Communications, Inc.) represented 15% of net revenues, with no other single customer representing more than 10% of net revenues.

At September 30, 2011, accounts receivable from two customers represented 31% and 21% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2010, accounts receivable from two customers represented 23% and 11%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of September 30, 2011 and December 31, 2010, approximately 49% and 51%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

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

Index

Our IPE products are part of the market for mobile packet and broadband core products.  According to Infonetics Research, the market for IPE products is expected to grow from $249 million in 2009 to $1.5 billion in 2014, a compound annual growth rate of 44%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management and Charging functions and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

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

Index

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements.” We adopted the new guidance on a prospective basis for new or materially modified revenue arrangements as of January 1, 2011.  The adoption of this guidance did not have a material impact on our financial statements and is not expected to have a material impact in the future.

Our most common sale involves the integration of software and a hardware appliance, where the hardware and software work together to deliver the essential functionality of the product.   We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred, evidenced when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of appliances and software licenses. Product sales include a perpetual license to our software that is essential to the functionality of the hardware, and on occasion include licenses to additional software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support (“PCS”) services (included in support revenue) which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support.

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through September 30, 2011, in virtually all of our contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of our transactions were within the scope of the software revenue recognition guidance. We accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

Under the new guidance, we allocate revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence ("TPE") if VSOE is not available, or our best estimate of selling price ("ESP") if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. In arrangements that include non-essential software (“software deliverables”), revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement. Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

We determine VSOE for PCS based on the rate charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS. The renewal rate is generally equal to the stated rate in the original contract. We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. PCS revenue is recognized under a proportional performance method, ratably over the life of the contract.   A small portion of service revenue is derived from providing training on products and we use the completed-contract method to recognize such revenue.

Index

As the hardware and software products are rarely sold separately, we generally do not have VSOE for these products, and TPE is not available. We determine the ESP for hardware and software deliverables considering internal factors such as discounting and pricing policies, and external factors such as market conditions in different geographies and competitive positioning.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase	2011	2010	Increase
	($ in thousands)			($ in thousands)

Net product revenue	$10,128	$3,492	190%	$24,007	$9,588	150%
Net support revenue	2,065	1,243	66%	4,765	3,217	48%
Total revenue	$12,193	$4,735	158%	$28,772	$12,805	125%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which includes revenue from customer support, software maintenance and services.

The increase in product revenue of 190% and 150% for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010, reflected revenue from recent service provider wins and follow-on orders from existing customers, and included increased sales of our high-end PL8000 and PL10000 series products.

The increase in support revenue of 66% and 48% for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010, reflected the continued expansion of the installed base of our product to which we have sold ongoing support services.

We believe that our revenue will increase in the fourth quarter of the year ending December 31, 2011, as compared with the same period in 2010, although we expect the rate of growth in the fourth quarter to be less than the rate of growth experienced during the first nine months of 2011.

Index

 Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty, (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory and (iv) costs for support personnel.

The following table presents the breakdown of cost of sales by category:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Materials and per-use licenses	$3,925	$1,515		$8,881	$4,334
Percent of net product revenue	39%	43%	(4)%	37%	45%	(8)%
Applied labor and overhead	307	225		1,150	629
Percent of net product revenue	3%	6%	(3)%	5%	7%	(2)%
Other indirect costs	241	151		589	303
Percent of net product revenue	2%	4%	(2)%	2%	3%	(1)%
Product costs	4,473	1,891		10,620	5,266
Percent of net product revenue	44%	54%	(10)%	44%	55%	(11)%

Support costs	256	132		516	393
Percent of net support revenue	12%	11%	1%	11%	12%	(1)%

Total costs of sales	$4,729	$2,023		$11,136	$5,659
Percent of total net revenue	39%	43%	(4)%	39%	44%	(5)%

Total cost of sales during the three and nine months ended September 30, 2011 increased by approximately $2.7 million and $5.5 million, respectively, and decreased as a percentage of sales by 4 and 5 percentage points, respectively, compared to the same periods in 2010.  The increase in cost of sales primarily reflected higher material costs associated with increased product sales.  The decrease in cost of sales as a percentage of revenue primary reflected increased sales of our PL8000 series products, which have lower material costs compared with our other products,  and an increase in support revenue while corresponding support costs remained flat.

Gross Profit

Gross profit for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase	2011	2010	Increase
	($ in thousands)			($ in thousands)
Gross profit	$7,464	$2,712	175%	$17,636	$7,146	147%
Percent of total net revenue	61%	57%		61%	56%

Gross profit margin for the three and nine months ended September 30, 2011 increased by 4 and 5 percentage points, respectively, to 61% from the comparable periods in the prior year.  This increase reflected the ramp in sales of our PL8000 series products, introduced in mid-2010, which have a higher margin compared with our other products.  We expect the gross margin rate to decrease in the fourth quarter ended December 31, 2011, as compared with the gross margin rate of 61% in the third quarter ended September 30, 2011.

Index

Operating Expense

Operating expenses for the three and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Research and development	$1,024	$860	19%	$3,304	$2,271	45%
Sales and marketing	2,976	1,614	84%	8,184	4,832	69%
General and administrative	1,393	934	49%	3,982	3,000	33%
Total	$5,394	$3,409	58%	$15,470	$10,103	53%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Research and development	$1,024	$860	19%	$3,304	$2,271	45%
As a percentage of net revenue	8%	18%		11%	18%

Research and development expenses for the three and nine months ended September 30, 2011 increased by $0.2 million and $1.0 million, respectively, compared to the same periods in 2010, as a result of increased hires of research and development personnel during 2010 and the corresponding additional employee compensation costs.  Additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three and nine months ended September 30, 2011 was $31,432 and $95,752, respectively, compared to $2,715 and $11,234, respectively, in the corresponding periods in 2010.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Sales and marketing	$2,976	$1,614	84%	$8,184	$4,832	69%
As a percentage of net revenue	24%	34%		28%	38%

Sales and marketing expenses for the three and nine months ended September 30, 2011 increased by $1.4 million and $3.4 million, respectively, compared to the same periods in 2010.  The increase in sales and marketing expenses reflected increased commission costs as a result of the increase in revenue, and the cost of increased headcount, resulting from the hiring of additional sales personnel.  Stock-based compensation recorded to sales and marketing expense in the three and nine months ended September 30, 2011 was $102,284 and $321,392, respectively, compared to $82,275 and $223,976, respectively, in the corresponding periods in 2010.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance function, service fees for professional services and amortization of intangible assets.  Professional services include costs for legal advice and services, independent auditors and investor relations.

Index

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

General and administrative	$1,393	$934	49%	$3,982	$3,000	33%
As a percentage of net revenue	11%	20%		14%	23%

General and administrative expenses for the three and nine months ended September 30, 2011 increased by $0.5 million and $1.0 million, respectively, compared to the same periods in 2010. The increase in general and administrative expenses reflected higher bonus costs associated with exceeding revenue targets that were established for 2011, as well as higher legal and audit fees.   Stock-based compensation recorded to general and administrative expense in the three and nine months ended September 30, 2011 was $275,724 and $720,440, respectively, compared to $251,685 and $697,501, respectively, in the corresponding periods in 2010.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$(26)	$(40)	35%	$(91)	$(116)	22%

Interest and other income (expense), net was relatively flat for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  Interest and other income (expense), net primarily reflected interest costs connected with our two-year secured credit facility with Silicon Valley Bank entered into on December 10, 2009.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)

Provision for income taxes	$—	$2	(100)%	$79	$3	2,533%

The Company is subject to taxation primarily in the U.S., Sweden, and Australia, as well as in a number of states, including California.  The increase in the tax provision for the nine months ended September 30, 2011 reflected higher state and foreign taxes as a result of improved operating results.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Net cash provided by operating activities	$2,352	$965
Net cash used in investing activities	(16,263)	(626)
Net cash provided by financing activities	25,110	5,122
Effect of exchange rate changes on cash and cash equivalents	(160)	(365)
Net increase in cash and cash equivalents	$11,039	$5,095

Index

During the nine months ended September 30, 2011 and 2010, our operations provided $2.4 million and $1.0 million of cash, respectively.  Sources of cash for the nine months ended September 30, 2011 included net income adjusted for non-cash items, an increase in deferred revenue of $1.6 million and an increase in accrued liabilities of $0.5 million. The increase in deferred revenue reflected ongoing support orders from our growing customer base, as well as support purchased on new product shipments.  The increase in accrued liabilities reflected higher accrued bonuses and sales commissions as a result of increased revenue, which exceeded established revenue targets.  Uses of cash included increases in accounts receivable, inventories and prepaid expenses of $1.3 million, $1.8 million and $1.2 million, respectively.  The increase in accounts receivable reflected higher receivables associated with increased revenues.  The increase in inventory resulted from material purchases in anticipation of fourth quarter shipments. The increase in prepaid expenses reflected advanced payment for material purchases associated with fourth quarter orders. Sources of cash for the nine months ended September 30, 2010 included $2.4 million of cash provided by the collection of accounts receivable and $1.2 million provided by an increase in deferred revenue, while uses of cash included our $3.1 million net loss for the period and purchases of inventory.

Net cash used in investing activities during the nine months ended September 30, 2011 and 2010 was $16.3 million and $0.6 million, respectively.   During the third quarter of 2011, we purchased $15.5 million of short-term investments with cash raised through our equity offering in the second quarter of 2011.  In addition, investing activities in the nine months ended September 30, 2011 and 2010 also included purchases of lab and testing equipment for use in research and development of $0.8 million and $0.6 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2011 of $25.1 million, included net proceeds from the issuance of common stock of $26.5 million and proceeds from the exercise of stock options and warrants of $0.4 million, partially offset by net repayment of borrowings on our credit line of $1.7 million.  Net cash provided by financing activities during the nine months ended September 30, 2010 of $5.1 million included proceeds from the issuance of common stock of $6.5 million, partially offset by the net repayment of the borrowings on our secured credit facility of $0.9 million and a repayment of notes of $0.5 million.

Our cash, cash equivalents and short-term investments at September 30, 2011 consist of bank deposits with third party financial institutions, money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  All investments are classified as available for sale.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under this facility bear interest at the prime rate plus 1%, but not less than 5% on an annual basis.  If our cash balance falls below $2,000,000, outstanding borrowings will bear an additional interest charge of 0.6875% per month, or 8.25% per annum. At September 30, 2011, no borrowings were outstanding under our credit facility.

Based on our current cash, cash equivalents and short-term investment balances and anticipated cash flow from operations, we believe our working capital will be sufficient to meet our requirements for at least the next twelve months.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, the infrastructure costs associated with supporting a growing business and greater installed base of customers,  introduction of new products, enhancement of existing products and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complimentary businesses, service expansion, technology partnerships or acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet items as described in Item 303(a)(4)(ii) of SEC Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Sweden and Australia that extend through 2016. The details of these contractual obligations are further explained in Note 14 of the Notes to Condensed Consolidated Financial Statements.

Index

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of September 30, 2011, we had open non-cancelable purchase orders amounting to $4.9 million, primarily with our third-party contract manufacturers.

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

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $34.3 million at September 30, 2011.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have an effective maturity of less than one year and are classified as available-for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at September 30, 2011, we believe that we have no material exposure to changes in the fair value as a result of changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Item 1A.Risk Factors

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

Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are released to the marketplace.  Because we frequently introduce new versions and updates to our product line, previously unaddressed errors in the accuracy or reliability of our products, or issues with their performance, may arise.  We expect that such errors or performance deficiencies will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments.  These problems may have a material adverse effect on our business by requiring us to incur significant warranty repair costs and support related replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems.

Index

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

*We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our company.

We believe that our existing cash, cash equivalents and short term investments, along with the cash that we expect to generate from operations and any debt financing that management currently believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months.

However, a number of factors may negatively impact our level of cash availability and working capital requirements, including, without limitation:

●	lower than anticipated revenues;

●	higher than expected cost of goods sold or operating expenses;

●	our inability to liquidate short-term investments; or

●	the inability of our customers to pay for the goods and services ordered.

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

Index

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Havдng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is located in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.  If some or all of our Sweden-based engineers were to leave us, our ability to develop new products and serve existing customers could be materially and adversely impacted.

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

For the three months ended September 30, 2011, revenues from two customers represented 41% and 22% of net revenues, respectively, and for the nine months ended September 30, 2011, revenue from one customer represented 28% of net revenues, with no other single customer accounting for more than 10% of net revenue.  For the three months ended September 30, 2010, revenue from two customers represented 19% and 12% of net revenues, respectively, and for the nine months ended September 30, 2010, revenue from one other customer (Cox Communications, Inc.) represented 15% of net revenues, with no other single customer representing more than 10% of net revenues. For the years ended December 31, 2010 and 2009, revenue from one customer represented 11% and 44% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

Our sales cycles often are lengthy, because our prospective customers undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer before that end-customer decides to purchase and incorporate our products in its network. We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years. Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System (“NEBS”) certification requirements, which relate the reliability of telecommunications equipment. While our PacketLogic products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

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

Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures. We have a small accounting staff and limited resources and expect that we will continue to be subject to the risk of material weaknesses and significant deficiencies.

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

The market for network equipment products is characterized by the need to support new standards as they emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must be compliant with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission (the “FCC”), in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

We are authorized to issue up to 32,500,000 shares of common stock and 15,000,000 shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. In addition, we recently implemented a reverse stock split of our common stock which had the effect of proportionately increasing the number of authorized but unissued shares available for future issuance. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At September 30, 2011, there were 14,449,310 shares of our common stock outstanding, outstanding warrants to purchase 241,262 shares of our common stock, and outstanding stock options to purchase 1,092,564 shares of our common stock. At September 30, 2011, we had an authorized reserve of 477,868 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing equity incentive plans.

Any future issuances of our common stock would dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

Index

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Item 5.    Other Information

On November 3, 2011, the Board of Directors (the “Board”) of Procera Networks, Inc., following the recommendation of the Compensation Committee of the Board, approved increases to the annual base salaries of James Brear, President and Chief Executive Officer, to $345,000, and Charles Constanti, Chief Financial Officer, to $250,000, effective as of January 1, 2011. Additionally, the Board set 2011 annual bonus targets for Mr. Brear at 80% of base salary and for Mr. Constanti at 60% of base salary.

Index

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

101.INS	XBRL Instance Document, (2)

101.SCH	XBRL Taxonomy Extension Schema Document, (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, (2)

(1)	Previously filed.
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

Procera Networks, Inc.

November 9, 2011	By:	/s/ Charles Constanti
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

101.INS	XBRL Instance Document, (2)

101.SCH	XBRL Taxonomy Extension Schema Document, (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, (2)

(1)	Previously filed.
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