Form 10-K
period 2011-12-31
PROCERA NETWORKS INC
filed 2012-03-15
CIK 1165231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to.

Commission file 001-33691

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0974674
(State of incorporation)	(I.R.S. Employer Identification No.)

4121 Clipper Court	94538
Fremont, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 230-2777

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.001 per share	The NASDAQ Global Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐ No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011, based upon the closing price of common stock on such date as reported on the NYSE Amex Equities, was approximately $142,816,203. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 9, 2012 was 14,732,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2011.

PROCERA NETWORKS, INC.

FISCAL YEAR 2011
Form 10-K

ANNUAL REPORT

 In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A.  Forward-looking statements in this report include, but are not limited to, those relating to our potential for future revenues, revenue growth and profitability; markets for our products; our ability to continue to innovate and obtain patent protection; operating expense targets; liquidity; new product development; the possibility of acquiring (and our ability to consummate any acquisition of) complementary businesses, products, services and technologies; the geographical dispersion of our sales; expected tax rates; our international expansion plans; and our development of relationships with providers of leading Internet technologies.  In some cases, you can identify forward-looking statements by terms such as “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions.

While these forward-looking statements represent our current judgment on the future direction of our business, such statements are subject to many risks and uncertainties which could cause actual results to differ materially from any future performance suggested in this Annual Report on Form 10-K due to a number of factors, including, without limitation, our ability to produce and commercialize new product introductions, particularly our acceleration-related technologies; our ability to successfully compete in an increasingly competitive market; the perceived need for our products; our ability to convince potential customers of the value of our products; the costs of competitive solutions; our reliance on third party contract manufacturers; continued capital spending by prospective customers and macro-economic conditions.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to publicly release any revisions or updates to forward-looking statements to reflect events, information or circumstances arising after the date of this document, except as required by federal securities laws.  See “RISK FACTORS” appearing in Item 1A.  Investors may access our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.proceranetworks.com, but the information on our website does not constitute part of this Annual Report on Form 10-K and is not incorporated by reference

Throughout this Annual Report on Form 10-K, we refer to Procera Networks, Inc., a Nevada corporation, as “Procera” or the “Company” and, together with its consolidated subsidiaries, as “we,” “our” and “us,” unless otherwise indicated.  Any reference to “Netintact” refers collectively to our wholly owned subsidiaries, Netintact, AB, a Swedish corporation and Netintact, PTY, an Australian corporation

PART I

Item 1.	Business

We are a leading provider of Intelligent Policy Enforcement, or IPE, solutions that enable mobile and broadband network operators and entities managing private networks, including higher education institutions, businesses and government entities (collectively referred to as network operators), to gain enhanced visibility into, and control of, their networks.  Our solutions provide granular network intelligence intended to enable network operators to improve the quality and longevity of their networks, better monetize their network infrastructure investments, control security hazards and create, commercialize and deploy new applications and services for their users.  We believe that the intelligence we provide about users and their usage enables qualified business decisions.  Our network operator customers include mobile service providers, broadband service providers, cable multiple system operators, or MSOs, Internet Service Providers, or ISPs, educational institutions, enterprises and government agencies.

Our IPE products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products is expected to grow from $249 million in 2009 to $2.1 billion in 2015 according to Infonetics Research, a compound annual growth rate, or CAGR, of 43%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management, Charging and Network Monitoring, Optimization and Assurance functions and are compliant with the widely adopted 3rd Generation Partnership Program, or 3GPP, standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation delivery and monetization in order to differentiate their offerings and deliver a high Quality of Experience, or QoE, to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high Quality of Service, or QoS, for subscribers.

We were incorporated in 2002 and became a public company in October 2003 following our merger with Zowcom, Inc., a publicly-traded Nevada corporation.  In 2006, we completed acquisitions of the Netintact entities. Our Company is headquartered in Fremont, California, and we have regional headquarters in Varberg, Sweden and Singapore.  We sell our products through our direct sales force, resellers, distributors and systems integrators in the Americas, Asia Pacific and Europe.

Industry Background

Network traffic has risen sharply in recent years as a result of the advent of ubiquitous broadband Internet Protocol, or IP, and mobile networks covering an increasing portion of the world’s population, the proliferation of sophisticated edge devices including smartphones, tablets and laptops and the rise in connections, communications, social networking and data-intensive applications.  We refer to this new era of hyper-connectivity as the New Digital Lifestyle.  According to the Cisco Visual Networking Index, the sum of all forms of global IP traffic reached 20,151 petabytes, or PB, per month as of 2010 and is expected to grow to 80,456 PB per month in 2015, a CAGR of 32%.

Mobile data networks are an essential tool in the New Digital Lifestyle for streaming video, social networking and collaboration.  Consumers are accessing content from multiple mobile broadband connections and have high expectations on this information being available in real-time.  Social networking, applications and entertainment content resides in the cloud in real-time and without quality access to the Internet, the New Digital Lifestyle is disrupted.  As networks advance in capabilities in both speed and capacity, new advanced devices and applications will spur more competition for scarce bandwidth.  This results in greater network congestion, causing network operators to balance subscriber demand for network bandwidth with the cost of building additional capacity.  In addition, network providers must be able to adapt to evolving user behavior by rapidly introducing new services and business models to keep pace with demand, which we call service personalization.  IPE enables mobile and broadband network operators to provide unprecedented levels of personalization, service optimization, network assurance and rapid service creation to monetize network investments.  Personalization is tailoring service plans to the needs of the consumer. For example, social networking users judge QoE though their Facebook experience and Video Streamers judge QoE by the quality of Netflix or YouTube videos. A critical element for network operators to keep pace with demand and cope with evolving user behavior is to gain as much insight as possible into network activity at levels of detail that are not possible with existing routers, switches and broadband termination devices.

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

The policy enforcement layer on the network is designed to enforce policies as instructed by the policy management layer.  However, different devices on the network have different levels of visibility and intelligence, translating to different capabilities for enforcing policies.  More intelligent network elements can implement more sophisticated policies.  Sophisticated policies go far beyond simple byte counters or session timers and can include subscriber, location, device and application awareness.  Awareness gives a powerful advantage in the policy enforcement and billing ecosystem in that policy enforcement “instructions” for highly aware network elements can be much simpler than for “un-aware” enforcement points.  A contrasting example of this scenario would be if a PCRF is informed of congestion on a specific location, an intelligent policy enforcement point could be passed an instruction to “prioritize real-time applications at Site A”, where an un-aware enforcement point would need to pass a number of new rules that might match specific devices and flows using access control lists, or a much less sophisticated congestion management policy that might make all users equally unsatisfied.  The signaling load on the network normally will be considerably lower on an intelligent network than on an unaware network, as intelligent systems have a greater awareness of location, devices and applications for each active subscriber on the network.

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

Service Personalization – Enables policy-based services designed to provide each individual subscriber with a service that meets their pricing, service and quality needs. Services include delivering prioritization during congestion, minimum bandwidth, usage limits, differentiated pricing, zero-rated content, and time-based or value-added services such as Parental Control.

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

Network Protection – Reacts quickly to network threats and attacks to minimize subscriber impact and QoE, as well as protects network integrity. This can be directly by the IPE solution or through integration with other security systems that leverage the visibility of the IPE system.

Bill Shock Prevention – Prevents user churn due to excessive roaming charges, data usage or distributed denial of service attacks that can inflate a subscriber’s bill. These notifications need to be proactive and function in real-time to notify subscribers as they approach service limits or pre-defined limits.

Industry Growth Catalysts

According to Infonetics Research, the market for IPE products is expected to grow from $249 million in 2009 to $2.1 billion in 2015, a CAGR of 43%.  The increasing necessity for Policy Management and IPE will be spurred by growing subscriber demand for mobile content and applications, coupled with the network operators’ need to control usage, cost and create new personalized services.  Growth will be aided in part by:

Increase in global broadband users – Broadband connectivity has become ubiquitous, particularly as developing markets continue to gain broadband access.  According to reports by Gartner, the total number of broadband users, both mobile and fixed broadband, is expected to increase from 725 million at the end of 2011 to approximately 1.3 billion by 2015, a CAGR of 16%.  This is primarily driven by the growth in mobile broadband users, expected to grow at a CAGR of 32% to 588 million connections.  This increase in the number of broadband users is placing significant stress on bandwidth capacity.  Operators need to implement new tiered service plans and business models that utilize Policy Management and IPE solutions in order to effectively manage their user growth and sustain a high level of QoS.

Device penetration – Mobile network operators have made significant investments in new technology to increase network performance and alleviate bandwidth congestion.  At the same time, new mobile devices, including smartphones and tablets, are being introduced to take advantage of higher capacity 3G and LTE networks.  Gartner forecasts that smartphone production will increase from 482 million units in 2011 to 1.2 billion units in 2015, a CAGR of 26%.  Over the same period, Gartner predicts that tablets will increase from 69 million in 2011 to 318 million in 2015, a CAGR of 47%. Consumers are increasingly buying tablets in preference to netbooks and even entry-level notebooks or desktops.  Unlike legacy devices, new smartphones and tablets are designed to take advantage of data-intensive services, like video and gaming, which will deplete available capacity.  Mobile network operators need to adopt Policy Management and IPE solutions that provide more sophisticated network control and include subscriber, location, device and application awareness.

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

De-coupling of usage and revenue – In recent years, network capacity and service speeds have increased along with progressively sophisticated edge devices connected to the network such as smartphones, tablets and laptops, resulting in a tremendous surge of network traffic.  A large catalyst of this surge is the ease of capture, ingestion and delivery of video, coupled with emerging business models for video publishing.  In addition, new business models and the increasing popularity of applications have turned mobile handsets into mobile entertainment devices.  However, this surge in traffic has not been accompanied by a similar rise in revenue in large part due to unlimited usage subscriptions and application models that have circumvented the carrier billing system, excluding the service providers’ revenue participation.

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

New data-intensive applications – The advent of smartphones and tablets has enabled an ecosystem of applications that are increasing in popularity among users.  Many of these applications are free to download and use, but are very data-intensive.  Social networking applications in particular result in constant subscriber connectivity and frequent information synchronization, which translates to higher session counts per user. Apple’s Siri and iCloud applications have dramatically increased background mobile data traffic for Apple devices and the increasing use of cloud-based services will only continue to drive bandwidth usage up on a per user basis.

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

The standard-syntax language of DRDL enables rapid development of new signatures.  The DRDL database currently consists of over 2,000 signatures.  DRDL interconnects control and data sessions of protocols like File Transfer Protocol, or FTP.  During the identification process, DRDL aggregates detailed traffic properties like Multipurpose Internet Mail Extensions, or MIME, type, filename, chat channel and Session Initiation Protocol, SIP, caller ID.  A unique and integral feature of DRDL is the classification function.  Connection flags classify the traffic based on its behavior.  Typical classifications are “interactive”, “streaming”, “random-looking” and “bulky”.  This enables operators to set preferences on unidentifiable traffic or when they need to be application agnostic.

We believe that our technology has several advantages that we extend to our mobile and broadband network operator customers, including:

Radical Simplicity - We believe our solutions are more powerful for service creation and service delivery than competitive solutions without sacrificing ease-of-use. Our report studio product and our ability to dynamically create virtual services for charging solutions deliver a shorter time to market for service rollouts.

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

Performance & Scalability – We believe that our DRDL technology is robust and has industry-leading performance that supports millions of subscribers and tens of thousands of transactions per second.

Real-Time Analytics – All of our analytics are delivered in real-time, providing up-to-the-second visibility to our customers of subscriber location, behavior and activity.  This allows our customers to deliver a high degree of QoS to their subscribers and manage network capacity.  Our report studio technology delivers detailed business intelligence and reports, and has deep application visibility.

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

Product Lines

Our IPE solutions are powered by our three main product lines:

PacketLogic Subscriber Manager (PSM) – The PacketLogic Subscriber Manager, or PSM, integrates PacketLogic with network management and operation systems including AAA, OSS, BSS, provisioning and policy managers. This integration enables policy enforcement, per-user tracking, also known as user awareness, as well as knowledge of where in the network the user connects (location awareness). User awareness can be leveraged to create personalized offerings that attract new customers, minimize churn and increase average revenue per user, or ARPU, through value-add services. Location awareness makes it possible to resolve, or even avoid, congestion, enhancing the user-experience. It can also control roaming costs through automatic policy enforcement.

PacketLogic Intelligence Center (PIC) The PacketLogic Intelligence Center, or PIC, with PacketLogic Report Studio provides the visualization of the application and subscriber intelligence gathered by deployed PacketLogic systems. Leveraging the subscriber and location awareness provided by the PSM and the application intelligence provided by the PRE, the PIC is able to present a wealth of information to the network operator based on the behavior of their network. The intelligence can be presented in a multi-dimensional format, with per user, application, location, and device views available for business intelligence and planning. The PIC gives network managers access to relevant network traffic intelligence that enables network optimization, creation of appealing services and protection against malicious behavior.

PacketLogic Real-Time Enforcement Platform (PRE) – The PacketLogic Real-Time Enforcement platforms, or PRE, utilize multiple hardware platforms that run the same operating software offering very high performance and capacity.  Each of the platforms offers consistent, rich features enabled through the different PacketLogic software modules: LiveView, Filtering, Traffic Shaping, and Statistics. The PacketLogic hardware platforms offer a range of configurations from the entry-level 4 Mbps PL5600 through 2 Gbps PL7720. The mid-range PL8720 is a 2RU unit with up to 10Gbps throughput. At the top of the line are the PL 20000 – the first IPE solution with 100 GE capability offering very high performance, capacity and scale down to the PL8820 - a 30Gbps appliance in a compact 2 RU form factors. Our ATCA chassis solutions include the PL10000 series with capacity up to 120Gbps and 10 million subscribers per system in addition to the PL20000 with capacity up to 320Gbps and 10 million subscribers.

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

Analysis – Mobile and broadband network operators require detailed reporting of subscriber behavior and evolving consumer trends.  Our PIC is designed to ensure that mobile and broadband network operators understand what applications are most prevalent among their user base, where those applications are utilized most frequently and how changes in service plans affect network congestion.  PIC delivers succinct, digestible and customizable reports through our report studio that drive profitable services and efficient network management.

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

Higher Scalability – Our family of products is scalable from a few hundred megabits to 320 gigabits of traffic per second, up to 10 million subscribers and up to 120 million simultaneous data flows, which is critical to service providers as they upgrade to LTE (enabling higher bandwidth mobile phone networks), FTTX (high bandwidth fiber to the home or neighborhood used by telecom broadband network providers) and DOCSIS 3.0 (a high bandwidth broadband cable standard) technologies in the access network.

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

Expand our customer footprint with leading mobile and broadband network operators – Our PacketLogic product line provides us with a solution that can address the network needs of leading mobile and broadband network operators.  We have built a team with deep network operator experience, both from a technology perspective and from selling to network operators.  We have experienced significant traction in the network operator space, and these achievements have provided us with improved access to potential customers and valuable references, which we believe will continue to enhance our sales growth effort.  In addition, we intend to increase our indirect distribution channel.  We intend to utilize existing value added reseller partners and to add new partners to increase our ability to address geographic regions and a greater quantity of customers.

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

Customers

We sell our products and solutions both directly and indirectly to our end-customers.  As of December 31, 2011, we had over 600 customers throughout North America, Europe and Asia.  Our customers are mobile and broadband network operators.  Broadband network operators include MSOs, telecommunications companies, ISPs and private network operators.  Our customers either serve subscriber customers or operate private networks such as a university campus, or enterprise or government agency networks.

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

Our revenue has historically been dependent on certain large customers. For the year ended December 31, 2011, revenue from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues. For the years ended December 31, 2010 and 2009, revenue from one customer, Cox Communications, Inc., represented 11% and 44% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.

Foreign Operations

Sales made to customers located outside the United States as a percentage of total net revenues were 49%, 41% and 38% for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, tariffs, the imposition of other trade barriers, and potential currency restrictions. To date, however, the Company has experienced no notable burden from such risks. Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

Partners

We have established critical technology, distribution and business partnerships to further promote our brand and suite of solutions for network operators.  We believe these partnerships provide an immediate opportunity to extend our capabilities into adjacent, complementary points within the mobile packet core and broadband core.  For example, we recently announced a joint solution with one of our key technology partners that provides integrated policy management and PCRF functionality on top of our IPE platform.

Competition

The market for our products and services is highly competitive as mobile and broadband network operators seek to manage the rapid growth of data on both broadband and mobile networks.  Our primary competitors include:

●	Allot Communications Ltd.;
●	Arbor Networks (acquired by Tektronix);

●	Blue Coat Systems;
●	Cisco Systems, Inc.;
●	Cloudshield Technologies (acquired by SAIC); and
●	Sandvine Corporation.

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

Our primary method of differentiation from our competition is our IPE DRDL technology, which we believe to be a superior solution that enables service providers advanced identification of network traffic.  However, we also believe we effectively compete with respect to price and service.  Our products now address service provider requirements ranging from four megabit (edge applications) to the 320 gigabit per second market (core applications).

Sales and Marketing

We use a combination of direct sales and channel partnerships to sell our products and services.  As of December 31, 2011, we had 37 employees in sales and many channel partners worldwide.  We also engage a worldwide network of value added resellers to reach particular geographic regions and markets.

Our marketing organization is focused on building our brand awareness, managing channel marketing efforts and supporting our sales force in additional capacities.  As of December 31, 2011, we had four marketing professionals globally.

Research and Development

We have built a team of skilled software programmers who continue to develop enhancements to our PacketLogic modules and proprietary DRDL processing software engine.  We have enhanced our products with features and functionality to address the needs of mobile and broadband network operators, as well as to provide new functionality for network protection and subscriber management.  As of December 31, 2011, we had 29 employees in research and development.  Substantially all of our research and development is performed by our employees in Sweden.  Our research and development costs were $4.6 million, $3.3 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intellectual Property

Our intellectual property is central to our competitive position and our future success will depend on our continued ability to protect our core technologies.  We believe that our DRDL signature compiler, and the inherent complexity of our software-based PacketLogic solution, makes it difficult to copy or replicate our features.  We rely primarily on trademark law, copyright law, trade secret law and contractual rights to protect our intellectual property rights in our proprietary software.  To help ensure this protection, we include proprietary information and confidentiality provisions in our agreements with customers, third parties and employees.

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

We source completed hardware boards and chassis included in our products from leading industry suppliers, including Continuous Computing Corporation, Advantech Technologies Inc, and Lanner Electronics, Inc.  All of the hardware used in our products is comprised of standard components which are less susceptible to supply shortages and significant lead times.  We believe our reliance on standard hardware components facilitates quicker time to market, rapid design cycles and the ability to take advantage of the latest semiconductor industry advances.

Employees

As of December 31, 2011, we had 89 full-time employees and seven full-time independent contractors, including 10 operations and technical support employees, 29 research and development employees, 41 sales and marketing employees and nine general and administrative employees.  As of December 31, 2011, our headcount was 31 employees in the United States, 37 employees in Sweden, six employees in Malaysia and a total of 15 employees in the United Kingdom, Hong Kong, Japan, Singapore, Australia, Germany, Korea, Russia and the United Arab Emirates.

Executive Officers of the Registrant

Set forth below are the name, age, position(s), and a description of the business experience of each of our executive officers and significant employees as of December 31, 2011:

Name	Age	Position(s)	Employee Since
James F. Brear	46	President, Chief Executive Officer and Director (Principal Executive Officer)	2008
Charles Constanti	48	Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	2009
Alexander Haväng	33	Chief Technical Officer	2006
Jon Lindén	37	Chief Strategy Officer	2006
Brian Ahearn	51	Senior Vice President, Worldwide Sales	2011

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

Jon Lindén has been our Chief Strategy Officer since September 2011 and was our Vice President of Marketing from January 2008 to September 2011. Mr. Lindén joined us in August 2006 as part of the acquisition of Netintact AB, a company he joined in 2001. Mr. Lindén has a background in sales and business development with experience in managing networking products throughout their lifecycle. Prior to joining Netintact, Mr. Lindén was the Chief Executive Officer of the venture-funded company TheSchoolbook.com from 1999 to 2001, and managed sales and marketing at a content management software company from 1998 to 1999. He was project manager at the Swedish Trade Council in Chicago from 1997 to 1998.

Brian Ahearn joined us in December 2011 as Senior Vice President of Worldwide Sales. Mr. Ahearn has 20 years of senior management experience in telecom and high tech sales, professional services and product development. Most recently, Mr. Ahearn was the CEO of IC3 from June 2011 until December 2011, an early stage company focused on the delivery of applications and services to support emergency first responders. From January 2010 until June 2011, Mr. Ahearn was Executive Vice President of Sales and Services at 2Wire, Inc. (recently acquired by Pace plc), where he lead a team that included account management, field engineering and professional services to achieve sales of approximately $550 million. From November 2007 until September 2009, Mr. Ahearn served at Avaya, where he led the global service provider sales force focused on growing business and market share with major carriers including AT&T and Verizon. He also served at Sun Microsystems from March 2001 until July 2007, where he was responsible for selling complex solutions to Sun’s largest accounts and carrier clients. Prior to Sun, he served in a variety of leadership roles at Telecom New Zealand, and was Chief Operating Officer at VoiceLink Systems. Brian holds an MBA from Massey University and bachelor’s degrees in computer science, mathematics and psychology from Victoria University.

Available information

Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.proceranetworks.com as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission, or the SEC. Information contained in, or accessible through, our website is not incorporated by reference into and does not form a part of this report.

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

Risks Related to Our Business

We have incurred losses in previous periods and may incur losses in future periods.

For the year ended December 31, 2011, we recognized income from operations of $3.9 million.  For the years ended December 31, 2010 and 2009, we incurred losses from operations of approximately $2.7 million and $6.2 million, respectively. We may continue to incur losses from operations in future periods. The profitability we achieved in the year ended December 31, 2011 may not be indicative of sustained profitability.  Any losses incurred in the future may result primarily from increased costs related to continued investments in sales and marketing, product development and administrative expenses. If our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our losses may be greater.

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

We believe that current general economic conditions and global credit market conditions have created a significantly more difficult environment for obtaining both equity and debt financing.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all, especially in light of the current credit market environment.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures.  In addition, we may be required to defer or cancel product development programs, lay-off employees and/or take other steps to reduce our operating expenses.  Our inability to raise additional financing or the terms of any financing we do raise could have a material adverse effect on our business, results of operations and financial condition.

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

If we are not able to successfully integrate new employees into the Company or to educate current and future employees with regard to rapidly evolving technologies and our product families, our results of operations and financial condition may be adversely affected.

Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.

We offer technical support services with our products because they are complex and time consuming to implement.  We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services.  We also may be unable to modify the format of our support services to compete with changes in support services offered by our competitors. Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. If we experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers and our results of operations.

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

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications Ltd., Arbor Networks (acquired by Tektronix), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Cloudshield Technologies (acquired by SAIC), Ericsson, Huawei Technologies Company, Juniper Networks and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some prospective customers have in the past advised us that their concerns about our financial condition disqualified us from competing successfully for their business.  While we have attempted to address balance sheet concerns by raising additional capital, it is possible that one or more prospective customers could raise similar concerns in the future.  Our competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.  Some of our competitors may make acquisitions or establish strategic relationships that may increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  Additional competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions.  Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

For the year ended December 31, 2011, revenues from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. For the years ended December 31, 2010 and 2009, revenue from one customer, Cox Communication, Inc., represented 11% and 44% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

We rely primarily on patents, trademark law, copyright law, trade secret law and contractual rights to protect our intellectual property rights in our PacketLogic product line.  We cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents.  We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and take appropriate measures to control access to and distribution of our software, documentation and other proprietary information.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information.  These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.  In addition, under our OEM Purchase and Sales Agreement with GENBAND LLC, we have granted GENBAND access to our source code, which is the human readable version of the computer code used in our products. Subject to a requirement to pay us royalties, GENBAND has the right to use our source code to develop derivative products that it may develop and market under GENBAND's business marks.

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

Our sales cycles often are lengthy, because our prospective customers undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer before that end-customer decides to purchase and incorporate our products in its network. We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years. Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System, or NEBS, certification requirements, which relate to the reliability of telecommunications equipment. While our PacketLogic products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

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

A significant and increasing percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements. The primary foreign currencies for which we have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, in part because we have entered new foreign markets, we could be exposed to exchange rate fluctuations in other currencies. For example, during the year ended December 31, 2011, we established a sales office in Japan in order to attempt to penetrate the important Japanese marketplace.  Exchange rates between currencies such as the Japanese Yen and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate. Recent rating agency downgrades on European sovereign debt and growing concern over the potential default of European government issuers has further contributed to this uncertainty.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

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

For the years ended December 31, 2011, 2010 and 2009, we did not identify any material weaknesses in our internal controls.

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

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  We acquired the Netintact entities in 2006, and its products have formed the core of our current product offering. Any future acquisitions that we may pursue could distract our management and employees and increase our expenses.

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

Furthermore, if we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing shareholders.

Risks Related to Our Industry

Demand for our products depends, in part, on the rate of adoption of bandwidth-intensive broadband applications, such as peer-to-peer, and latency-sensitive applications, such as voice-over Internet protocol, or VoIP, Internet video and online video gaming applications.

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

The market for network equipment products is characterized by the need to support new standards as they emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must be compliant with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission or the FCC, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or achieving profitability.

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

The market price of our common stock is likely to continue to be highly volatile. The market for small cap technology companies, including us, has been particularly volatile in recent years.  Because our stock is thinly traded, stockholders may not be able to resell their shares of our common stock following periods of volatility. We cannot assure stockholders that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. We recently implemented a reverse stock split of our common stock which had the effect of proportionately increasing the number of authorized but unissued shares available for future issuance. At December 31, 2011, there were 14,627,867 shares of our common stock outstanding, outstanding warrants to purchase 85,262 shares of our common stock and outstanding stock options to purchase 1,197,561 shares of our common stock. At December 31, 2011, we had an authorized reserve of 228,574 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing equity incentive plan.

The issuance of additional common stock and/or preferred stock in the future would reduce the proportionate ownership and voting power of our common stock held by existing stockholders and also could cause the trading price of our common stock to decline.

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

We have not paid any cash dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future and we cannot assure investors that funds will be legally available to pay dividends, or that, even if the funds are legally available, dividends will be declared and paid.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Fremont, California, where we lease 8,305 square feet of office space housing administrative, sales and marketing, logistics and support functions. Our European headquarters are located in Sweden, where we lease office space in Varberg and Malmo totaling 11,614 square feet. These facilities are used primarily for research and development, sales and marketing and support.

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

Item 4.	Mine Safety and Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ Global Stock Market LLC, or NASDAQ, under the symbol "PKT" since December 29, 2011.  Prior to December 29, 2011, our common stock traded on the NYSE Amex Equities, formerly known as the American Stock Exchange, under the symbol "PKT". The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock as reported by the NYSE Amex Equities with respect to the period from January 1, 2010 through December 28, 2011 and by NASDAQ for the period from December 29, 2011 through December 31, 2011. These prices reflect the 1-for-10 reverse stock split effected on February 4, 2011.

	Common Stock
	2011		2010
	High	Low	High	Low
First Quarter	$10.45	$5.30	$6.50	$3.90
Second Quarter	13.00	8.87	7.60	2.70
Third Quarter	12.50	7.12	6.50	4.00
Fourth Quarter	18.20	8.18	6.90	4.40

On March 9, 2012, the closing price of our common stock was $19.10.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stockholders

There were 63 stockholders of record of our common stock as of March 9, 2012.

Performance Graph

The graph below compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite and NYSE Amex Composite Indexes and the peer group indexes, NASDAQ Computer and NYSE Arca Networking Indexes. The graph assumes the investment of $100 on December 31, 2006 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

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

	Fiscal Year Ended December 31,
	2011 (1)	2010 (2)	2009	2008	2007
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$44,404	$20,323	$20,129	$11,524	$6,673
Gross profit	$26,323	$11,510	$8,184	$4,214	$2,293
Total operating expenses	$22,380	$14,247	$14,421	$19,198	$15,899
Income (loss) from operations	$3,943	$(2,737)	$(6,237)	$(14,984)	$(13,606)
Net income (loss)	$3,755	$(2,894)	$(7,384)	$(13,902)	$(12,481)
Net income (loss) per share, basic (3)	$0.29	$(0.27)	$(0.82)	$(1.76)	$(1.74)
Net income (loss) per share, diluted (3)	$0.28	$(0.27)	$(0.82)	$(1.76)	$(1.74)

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$37,403	$7,876	$3,192	$1,721	$5,865
Working capital	$44,654	$12,607	$7,314	$5,273	$6,291
Total assets	$60,156	$24,517	$16,323	$15,991	$17,412
Deferred revenue	$6,378	$4,437	$2,103	$1,313	$958
Long-term liabilities	$873	$705	$452	$759	$1,805
Total stockholders’ equity	$46,567	$13,754	$8,515	$9,059	$12,373

(1)
On June 24, 2011, we completed a registered offering of 3.0 million shares of our common stock, which included the exercise in full of the underwriters’ overallotment option to purchase 0.4 million additional shares of our common stock.  The shares were sold to the public at $9.50 per share for a gross sales price of $28.8 million.  We received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.

(2)
On March 4, 2010, we closed a registered placement of our common stock primarily to institutional investors. We sold 1.8 million shares of our common stock at an offering price to the public of $4.00 per share for a gross sales price of $7.2 million, and received net proceeds of approximately $6.5 million after deducting the placement agent’s commission and legal and other offering costs.

(3)	Per share figures reflect the 1-for-10 reverse stock split retroactively applied to all periods presented. The reverse stock split was effective February 4, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our Annual Report on Form 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under “Business,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of Intelligent Policy Enforcement (“IPE”) solutions that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks.  Our solutions provide granular network intelligence intended to enable network operators to improve the quality and longevity of their networks, better monetize their network infrastructure investments, control security hazards and create and deploy new services for their users.  The intelligence we provide about users and their usage enables qualified business decisions.  Our network operator customers include mobile service providers, broadband service providers, cable multiple system operators (“MSOs”), Internet Service Providers (“ISPs”), educational institutions, enterprises and government agencies.

Our IPE products are part of the market for mobile packet and broadband core products.  According to Infonetics Research, the market for IPE products is expected to grow from $249 million in 2009 to $2.1 billion in 2015, a compound annual growth rate of 43%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management and Charging functions and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

We face competition from suppliers of standalone IPE and deep packet inspection (“DPI”) products including Allot Communications Ltd., Arbor Networks (acquired by Tektronix), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Cloudshield Technologies (acquired by SAIC), Ericsson, Huawei Technologies Company, Juniper Networks and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

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

We were incorporated in 2002 and became a public company in October 2003 following our merger with Zowcom, Inc., a publicly-traded Nevada corporation. In 2006, we completed acquisitions of the Netintact entities. Our Company is headquartered in Fremont, California and we have regional headquarters in Varberg, Sweden and Singapore.  We sell our products through our direct sales force, resellers, distributors and systems integrators in the Americas, Asia Pacific and Europe.

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all of the revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements and these elements have standalone value to the customer. Through the year ended December 31, 2011, in virtually all of our contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of our transactions were within the scope of the software revenue recognition guidance. We accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

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

As our hardware and software products are rarely sold separately, we generally do not have VSOE for these products, and TPE is not available. We determine the ESP for hardware and software deliverables considering internal factors such as discounting and pricing policies and external factors such as market conditions in different geographies and competitive positioning.

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

As a result of the acquisition of Netintact AB and Netintact PTY in 2006, we have goodwill of $960,209 on our consolidated balance sheet as of December 31, 2011.  This goodwill was measured as the excess of the cost of the acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  We review our goodwill for impairment annually during the fourth quarter of the year or more frequently if an event or circumstance indicates that an impairment loss has occurred.  The identification and measurement of goodwill impairment involves the estimation of fair value at a reporting unit level. We operate in one segment, which is considered to be the sole reporting unit and therefore, we tested our goodwill at the enterprise level.

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

As of December 31, 2011, we completed the first step of our annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

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

Results of Operations

Revenue--

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

Net product revenue	$37,450	$15,825	$21,625	137%	$15,825	$17,009	$(1,184)	(7)%
Net support revenue	6,954	4,498	2,456	55%	4,498	3,119	1,379	44%
Total revenue	$44,404	$20,323	$24,081	118%	$20,323	$20,129	$194	1%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware appliances bundled with software licenses, and service revenue, which consists primarily of software maintenance and customer support revenue. Maintenance and customer support revenue is recognized over the support period, which is typically twelve months.

Total revenue in 2011 was $44.4 million, an increase of 118% compared with $20.3 million in 2010, and reflected a 137% increase in product revenue and a 55% increase in support revenue.  The increase in product revenue in 2011 compared to 2010 reflected revenue from new service provider relationships and substantial follow-on orders from existing customers.  During the year, we added several new large service provider customers in the categories of fixed/mobile and cable, and we also continued to add new higher education customers.  Product revenue continued to reflect increased sales of our mid-range PL8000 series and high-end PL10000 series products.  The increase in support revenue in 2011 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services. In 2011, sales to two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively.

Total revenue in 2010 increased to $20.3 million from $20.1 million in 2009.  The increase reflected a 7% decrease in product revenue and a 44% increase in support revenue.  The decrease in product revenue reflected smaller order amounts and a mix shift toward the mid-range PL 8000 series products.  While the quantity of new customer relationships increased in 2010 compared with 2009, order amounts in 2010 decreased from 2009.  The impact of the smaller purchase orders was partially offset by follow-on orders from existing customers. A majority of our sales in 2010 and 2009 were to large communications carriers. The increase in support revenue in 2010 reflected the new product sales and expansion of our customer base as well as support renewals. Sales to one customer, Cox Communication, Inc., accounted for 11% of sales in 2010 compared to 44% of sales in 2009.

Sales to customers located in the United States as a percentage of total revenues were 51%, 59% and 62% for the years ended December 31, 2011, 2010 and 2009, respectively.

Cost of Sales

Cost of sales includes: (i) direct labor and material costs for products sold, (ii) costs expected to be incurred for warranty, (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory and (iv) costs for support personnel.

The following table presents the breakdown of cost of sales by category:

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

Materials and per-use licenses	$15,128	$6,759	$8,369		$6,759	$7,768	$(1,009)
Percent of net product revenue	40%	43%		(3)%	43%	46%		(3)%

Applied labor and overhead	1,401	1,080	321		1,080	1,585	(505)
Percent of net product revenue	4%	7%		(3)%	7%	9%		(2)%

Other indirect costs	829	474	355		474	1,060	(586)
Percent of net product revenue	2%	3%		(1)%	3%	6%		(3)%
Product Costs	17,358	8,313	9,045		8,313	10,413	(2,100)
Percent of net product revenue	46%	53%		(7)%	53%	61%		(8)%

Support costs	723	500	223		500	515	(15)
Percent of net support revenue	10%	11%		(1)%	11%	16%		(5)%

Amortization of acquired assets	---	---	---		---	1,017	(1,017)
Percent of net total revenue	0%	0%		0%	0%	5%		(5)%
Total costs of sales	$18,081	$8,813	$9,268		$8,813	$11,945	$(3,132)
Percent of net total revenue	41%	43%		(2)%	43%	59%		(16)%

2011 compared to 2010. Total cost of sales in 2011 increased by $9.3 million compared to 2010, and decreased as a percentage of revenue by 2 percentage points.  The increase in cost of sales in 2011 primarily reflected higher material costs associated with increased product sales. The decrease in cost of sales as a percentage of revenue primary reflected increased sales of our PL8000 series products, which have lower material costs compared with our other products.

2010 compared to 2009. Total cost of sales in 2010 decreased by $3.1 million in 2010 compared to 2009, and decreased as a percentage of revenue by 16 percentage points.  The decrease in cost of sales in 2010 reflected lower material costs and the lack of acquisition-related intangible asset amortization in 2010 because the corresponding intangible assets became fully amortized in 2009.  Total cost of sales in 2009 included $1.0 million of acquisition-related intangible asset amortization.  The remaining decrease in cost of sales primarily resulted from lower material and related costs, reflecting a sales mix shift toward the lower-cost, mid-range PL 8000 series product that was introduced in mid-2010.  The PL 8000 series product is an appliance type product, which is less expensive and requires less materials and overhead to produce as compared with the high-end PL10000 series product that comprised a majority of sales in 2009.  The decrease in cost of sales as a percentage of revenue also reflected flat costs for support while support revenue increased.

Gross Profit

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

Gross profit	$26,323	$11,510	$14,813	129%	$11,510	$8,184	$3,326	41%
Percent of total net revenue	59%	57%			57%	41%

2011 compared to 2010. Our gross profit margin for 2011 increased by 2 percentage points to 59% from 57% in 2010.  The improvement resulted from the continued increase in sales of our PL8000 series products, first introduced in 2010, which have a higher margin compared with our other products.

2010 compared to 2009. Our gross profit margin for 2010 increased by 16 percentage points to 57% from 41% in 2009.  This improvement resulted from an increase in margins related to greater support sales because support sales increased while related support costs remained flat; the margin impact of having fully amortized acquisition-related intangible assets in 2009; and higher margins on product sales.  Gross profit in 2009 was impacted by $1.0 million of acquisition-related intangible asset amortization, or 5 percentage points. Of the remaining 11 percentage point increase in the gross margin rate in 2010, 7 percentage points resulted from the increase in support sales and the remaining 4 percentage point increase resulted from improved margin on product sales.

Operating Expenses

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

Research and development	$4,647	$3,305	$1,342	41%	$3,305	$2,608	$697	27%
Sales and marketing	12,026	6,855	5,171	75%	6,855	6,821	34	0%
General and administrative	5,707	4,087	1,620	40%	4,087	4,993	(906)	(18)%
Total	$22,380	$14,247	$8,133	57%	$14,247	$14,421	$(174)	(1)%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

Research and development	$4,647	$3,305	$1,342	41%	$3,305	$2,608	$697	27%
As a percentage of net revenue	10%	16%			16%	13%

2011 compared to 2010. Research and development expenses for 2011 increased by $1.3 million compared to 2010 as a result of increased research and development personnel hired during 2010 and the corresponding additional employee compensation costs.  Additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers. Stock-based compensation recorded to research and development expenses was $126,990 in 2011 compared to $34,448 in 2010.

2010 compared to 2009. Research and development expenses for 2010 increased by $0.7 million compared to 2009 as a result of increased hires of research and development personnel and the corresponding additional employee compensation costs.  Stock-based compensation recorded to research and development expense was $34,448 in 2010 compared to $33,022 in 2009.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

Sales and marketing	$12,026	$6,855	$5,171	75%	$6,855	$6,821	$34	0%
As a percentage of net revenue	27%	34%			34%	34%

2011 compared to 2010. Sales and marketing expenses for 2011 increased by $5.2 million compared to 2010.  The increase reflected the addition of sales personnel in 2011 and the corresponding higher compensation costs and higher commission costs as a result of the increase in revenue. Stock-based compensation recorded to sales and marketing expense was $0.5 million in 2011 compared to $0.3 million in 2010.

2010 compared to 2009. Sales and marketing expenses for 2010 were flat compared to 2009, reflecting increased contractor costs and headcount and related employee compensation costs, offset by the impact of having fully amortized acquisition-related intangibles assets in 2009.  Acquisition-related intangible amortization expense recorded to sales and marketing expense in 2009 was $1.0 million.  Stock-based compensation recorded to sales and marketing expense was $0.3 million in 2010, flat with $0.3 million in 2009.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance functions, service fees for professional services and amortization of intangible assets.  Professional services include costs for legal advice and services, independent auditors and investor relations.

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

General and administrative	$5,707	$4,087	$1,620	40%	$4,087	$4,993	$(906)	(18)%
As a percentage of net revenue	13%	20%			20%	25%

 2011 compared to 2010. General and administrative expenses for 2011 increased by $1.6 million compared to 2010, reflecting higher bonus costs associated with exceeding revenue targets that were established for 2011, as well as higher legal and audit fees, and increased use of contractors. Stock-based compensation recorded to general and administrative expense was $1.0 million in 2011, flat with $1.0 million in 2010.

2010 compared to 2009. General and administrative expenses for 2010 decreased by $0.9 million compared to 2009, reflecting the impact of having fully amortized acquisition-related intangibles assets in 2009, reduced headcount and related employee compensation costs due to reductions that took effect in the second quarter of 2009, as well as decreases in investor relations costs that took effect in the second half of 2009.  Acquisition-related intangible amortization expense recorded to general and administrative expense in 2009 was $0.5 million.  Our acquisition intangibles became fully amortized in the third quarter of 2009.  Stock-based compensation recorded to general and administrative expense was $1.0 million in 2010, compared with $0.8 million in 2009.

Interest and Other Expense

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)

Interest income	$73	18	$55	306%	$18	4	$14	350%
Interest expense and other	(216)	(165)	51	31%	(165)	(1,843)	(1,678)	(91)%
Total interest and other income (expense), net	$(143)	$(147)	$4	3%	$(147)	$(1,839)	$1,692	92%

Interest income increased in 2011 compared to 2010 due to higher cash balances associated with our registered offering of common stock in the second quarter of 2011, for which we received net proceeds of approximately $26.5 million. Interest expense and other increased in 2011 compared with 2010, reflecting foreign currency transaction losses of $78,000 in 2011, partially offset by reduced interest costs of $27,000 associated with reduced borrowings against our line of credit.

Interest expense in 2010 decreased from 2009 as a result of $1.7 million recorded to interest expense in 2009 related to the conversion option embedded in the convertible promissory notes that were issued and then converted into 471,305 shares of common stock in the quarter ended June 30, 2009.  This interest expense was calculated based on the intrinsic value of the embedded option on the date that each convertible promissory note was executed.  The intrinsic value was based on the difference between the $4.00 embedded option exercise price and the approximately $7.50 average price of our common stock on the issuance date of the promissory notes.  The calculated interest (or discount) is amortized over the life of the promissory notes.  Therefore, because the notes were converted to common stock in the same quarter that they were issued, all of the interest related to the embedded option was recorded (or fully amortized) during the quarter ended June 30, 2009.

Provision for Income Taxes

	Year Ended December 31,				Year Ended December 31,
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	($ in thousands)				($ in thousands)
Income tax provision (benefit)	$45	$10	$35	350%	$10	$(691)	$701	101%

We are subject to taxation primarily in the U.S., Australia, Singapore and Sweden as well as in a number of states, including California. The increase in income tax provision in 2011 compared to 2010 reflected higher state and foreign taxes. During 2009, we recorded a tax benefit primarily from the amortization of deferred tax liabilities associated with purchased intangible assets, which were fully amortized during 2009.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Net cash provided by (used in) operating activities	$4,591	$(54)	$(4,136)
Net cash used in investing activities	(14,571)	(714)	(83)
Net cash provided by financing activities	25,880	5,876	5,567
Effect of exchange rate changes on cash and cash equivalents	124	(424)	122
Net increase in cash and cash equivalents	$16,024	$4,684	$1,471

During 2011, we generated $4.6 million in cash from operating activities, primarily consisting of our net income of $3.8 million and non-cash charges of $2.7 million, partially offset by net working capital uses of cash of $1.8 million. Non-cash charges consisted primarily of stock-based compensation of $1.7 million, depreciation expense of $0.4 million and inventory write-downs of $0.4 million. Working capital uses of cash included an increase in inventories of $5.5 million and an increase in accounts receivables of $0.3 million. The increase in inventories resulted from material purchases before 2011 year end in anticipation of 2012 sales. The increase in accounts receivables reflected a small increase in the receivables balance associated with higher sales, while aging improved year-over-year. Working capital sources of cash included an increase in deferred revenues of $2.0 million, an increase in accrued liabilities of $1.2 million and an increase in accounts payable of $0.9 million. The increase in deferred revenue reflected ongoing support orders from our growing customer base, as well as support purchased on new product shipments. The increase in accounts payable reflected increased inventory purchases. The increase in accrued liabilities reflected higher accrued bonuses and sales commissions as a result of increased revenue, which exceeded established revenue targets.

Net cash used in investing activities of $14.6 million in 2011 reflected net purchases of short-term investments of $13.6 million with cash raised through our equity offering in the second quarter of 2011, and purchases of lab and testing equipment for use in research and development of $1.0 million. Net cash provided by financing activities of $25.9 million included proceeds from the issuance of common stock of $26.5 million, proceeds from the exercise of stock options and warrants of $1.1 million, offset by the net repayment of the borrowings against our line of credit of $1.7 million.

During 2010, we used $54,000 of cash in operating activities, primarily consisting of our net loss of $2.9 million offset by non-cash charges of $2.3 million and net working capital sources of cash of $0.6 million. Non-cash charges included stock-based compensation of $1.4 million, depreciation expense of $0.5 million and inventory write-downs of $0.3 million. Working capital sources of cash included an increase in deferred revenue of $2.2 million resulting from ongoing support orders from our increasing customer base and an increase in accounts payable of $0.9 million as a result of increased inventory purchases. Working capital uses of cash included an increase in accounts receivables of $2.1 million and an increase in inventory of $0.8 million. The increase in accounts receivables reflected the timing of shipments as large orders were shipped at year end. The increase in inventory reflected inventory purchases in anticipation of 2011 shipments. Net cash used in investing activities in 2010 consisted of purchases of testing equipment of $0.7 million. Net cash provided by financing activities in 2010 included proceeds from the issuance of common stock of $6.5 million, offset by the repayment of $0.5 million of notes and the net $0.2 million repayment of the borrowings against our line of credit.

During 2009, we used $4.1 million of cash in operating activities, consisting of our $7.4 million net loss, non-cash charges of $5.5 million and net working capital uses of cash of $2.2 million. Non-cash charges primarily included a $1.7 million charge to interest expense related to the conversion option embedded in convertible promissory notes that were issued and then converted into common stock during 2009, $2.5 million in amortization of intangible assets and $1.2 million in stock-based compensation. Working capital uses of cash included an increase in accounts receivable of $3.4 million and a decrease in accounts payable of $1.5 million. The increase in accounts receivables reflected increased revenue during 2009. The decrease in accounts payable reflected timing of payments and amounts paid down during 2009. Working capital sources of cash included a reduction of inventories reflecting better inventory management and an increase in deferred revenue of $0.6 million reflecting support orders associated with our increasing customer base.  Net cash used in investing activities of $83,000 reflected purchases of equipment. Net cash provided by financing activities of $5.6 million included proceeds from the issuance of common stock and bridge note of $3.5 million, a $1.9 million borrowing against our line of credit, $500,000 of notes issued and proceeds from stock option exercises of $0.2 million, partially offset by loan repayments of $550,000.

Our cash, cash equivalents and short-term investments at December 31, 2011 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  All investments are classified as available for sale.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum. On February 3, 2012, the agreement was amended and restated to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date. Borrowings under the amended facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. At December 31, 2011, we had no borrowings under this credit facility. At December 31, 2010, we had $1.7 million outstanding under the credit facility.

Based on our current cash, cash equivalents and short-term investment balances and anticipated cash flow from operations, we believe that our working capital will be sufficient to meet the cash needs of our business for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, the infrastructure costs associated with supporting a growing business and greater installed base of customers, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as complementary businesses, service expansion, technology partnerships or acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

The following table summarizes the contractual obligations that we were reasonably likely to incur as of December 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases	$1,231,677	$294,552	$496,918	$440,207	$-
Unconditional purchase obligations	2,446,670	2,446,670	-	-	-
Total	$3,678,347	$2,741,222	$496,918	$440,207	$-

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of December 31, 2011, we had open non-cancelable purchase orders amounting to approximately $2.4 million, primarily with our third-party contract manufacturers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, Australian Dollars and the Euro.  We incur operating expenses in U.S. Dollars, Swedish Krona and Australian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates. However, to date, exchange rate fluctuations have had minimal impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $37.4 million at December 31, 2011.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have an effective maturity of less than one year and are classified as available-for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at December 31, 2011, we believe that we have no material exposure to changes in the fair value as a result of changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Procera Networks, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Procera Networks, Inc. (“Procera”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for the fiscal years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procera Networks, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Procera Networks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Procera Networks, Inc.:

We have audited Procera Networks, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Procera Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2011. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Procera Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Procera Networks, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations,  changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 15, 2012

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011		2010

ASSETS
Current assets:
Cash and cash equivalents		$23,899,610	$7,875,798
Short-term investments		13,503,844	---
Accounts receivable, net of allowance of $98,446 and $321,823 at December 31, 2011 and 2010, respectively		11,403,226	11,407,220
Inventories, net		7,625,103	2,549,695
Prepaid expenses and other		937,579	831,737
Total current assets		57,369,362	22,664,450

Property and equipment, net		1,806,440	873,173
Goodwill		960,209	960,209
Other non-current assets		19,673	19,150
Total assets		$60,155,684	$24,516,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$	---	$1,718,732
Accounts payable		3,366,207	1,943,799
Deferred revenue		5,504,538	3,732,756
Accrued liabilities		3,844,894	2,662,564
Total current liabilities		12,715,639	10,057,851

Non-current liabilities:
Deferred revenue		873,039	704,735
Total liabilities		13,588,678	10,762,586

Commitments and contingencies (Note 9)		---	---

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized: none issued and outstanding		---	---
Common stock, $0.001 par value; 32,500,000 shares authorized; 14,627,867 and 11,314,965 shares issued and outstanding at December 31, 2011 and 2010, respectively		14,628	11,315
Additional paid-in capital		105,205,359	76,093,272
Accumulated other comprehensive loss		(389,872)	(331,883)
Accumulated deficit		(58,263,109)	(62,018,308)
Total stockholders' equity		46,567,006	13,754,396
Total liabilities and stockholders' equity		$60,155,684	$24,516,982

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009

Sales:
Product sales	$37,449,630	$15,824,947	$17,009,423
Support sales	6,953,952	4,498,285	3,119,421
Total sales	44,403,582	20,323,232	20,128,844
Cost of sales:
Product cost of sales	17,358,230	8,312,770	11,430,349
Support cost of sales	722,649	500,275	514,503
Total cost of sales	18,080,879	8,813,045	11,944,852

Gross profit	26,322,703	11,510,187	8,183,992

Operating expenses:
Research and development	4,646,573	3,304,650	2,607,851
Sales and marketing	12,026,426	6,855,203	6,820,543
General and administrative	5,706,697	4,086,908	4,992,538
Total operating expenses	22,379,696	14,246,761	14,420,932

Income (loss) from operations	3,943,007	(2,736,574)	(6,236,940)

Interest and other income (expense):
Interest income	72,745	17,588	4,167
Interest and other expense	(215,845)	(164,993)	(1,842,957)
Total other income (expense)	(143,100)	(147,405)	(1,838,790)

Income (loss) before income taxes	3,799,907	(2,883,979)	(8,075,730)
Income tax provision (benefit)	44,708	9,729	(691,450)
Net income (loss)	$3,755,199	$(2,893,708)	$(7,384,280)

Net income (loss) per share - basic	$0.29	$(0.27)	$(0.82)
Net income (loss) per share - diluted	$0.28	$(0.27)	$(0.82)

Shares used in computing net income (loss) per share:
Basic	12,931,653	10,898,228	8,988,587
Diluted	13,218,695	10,898,228	8,988,587

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2008	8,441,799	$8,442	$61,218,486	$(428,107)	$(51,740,320)	$9,058,501
Net loss					(7,384,280)	(7,384,280)
Foreign currency translation adjustments				159,658		159,658
Comprehensive loss						(7,224,622)
Exercise of stock options	21,500	21	134,779			134,800
Exercise of warrants	14,870	15	(15)			-
Other			28,815			28,815
Issuance of warrants in connection with line of credit			166,302			166,302
Stock-based compensation			1,156,957			1,156,957
Issuance of common stock in private placement, net of issuance costs	458,750	459	1,644,036			1,644,495
Conversion of convertible promissory notes into common stock, net of issuance costs	471,305	471	3,549,518			3,549,989
Balances at December 31, 2009	9,408,224	9,408	67,898,878	(268,449)	(59,124,600)	8,515,237
Net loss					(2,893,708)	(2,893,708)
Foreign currency translation adjustments				(63,434)		(63,434)
Comprehensive loss						(2,957,142)
Exercise of stock options	50,000	50	310,866			310,916
Non-cash rescission of shares	(3,259)	(3)	3			-
Stock-based compensation			1,414,182			1,414,182
Issuance of common stock in registered placement, net of issuance costs	1,800,000	1,800	6,469,403			6,471,203
Issuance of restricted stock	60,000	60	(60)			-
Balances at December 31, 2010	11,314,965	11,315	76,093,272	(331,883)	(62,018,308)	13,754,396
Net income					3,755,199	3,755,199
Unrealized loss on short-term investments, net of tax				(926)		(926)
Foreign currency translation adjustments				(57,063)		(57,063)
Comprehensive income						3,697,210
Fractional share adjustment on reverse stock split	(44)	-	(566)			(566)
Exercise of stock options	109,710	110	749,988			750,098
Exercise of warrants	100,153	100	184,263			184,363
Stock-based compensation			1,724,879			1,724,879
Issuance of common stock in registered placement, net of issuance costs	3,026,800	3,027	26,453,599			26,456,626
Issuance of restricted stock	76,283	76	(76)			-
Balances at December 31, 2011	14,627,867	$14,628	$105,205,359	$(389,872)	$(58,263,109)	$46,567,006

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,755,199	$(2,893,708)	$(7,384,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation related to stock-based awards	1,724,879	1,414,182	1,156,957
Amortization of premium on investments	105,515	-	-
Interest expense related to conversion option embedded in convertible notes	-	-	1,664,756
Depreciation	445,449	476,938	485,598
Provision for bad debts	-	33,861	30,408
Provision for excess and obsolete inventory	381,089	338,778	271,562
Amortization of intangibles	-	-	2,478,573
Deferred income taxes	-	-	(695,239)
Loss on retirement of property and equipment	17,433	-	60,655
Changes in assets and liabilities:
Accounts receivable	(255,008)	(2,137,681)	(3,416,738)
Inventories	(5,453,430)	(832,800)	1,574,311
Prepaid expenses and other current assets	(321,769)	189,768	283,056
Accounts payable	937,879	925,438	(1,508,738)
Accrued liabilities	1,238,021	280,506	256,800
Deferred revenue	2,015,600	2,151,184	606,691
Net cash provided by (used in) operating activities	4,590,857	(53,534)	(4,135,628)

Cash flows from investing activities:
Purchase of property and equipment	(960,408)	(714,293)	(83,254)
Purchase of short-term investments	(17,926,683)	-	-
Sales of short-term investments	2,716,398	-	-
Maturities of short-term investments	1,600,000	-	-
Net cash used in investing activities	(14,570,693)	(714,293)	(83,254)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,456,626	6,471,203	1,644,495
Proceeds from issuance of bridge note	-	-	1,893,732
Proceeds from exercise of stock options	958,098	102,916	163,615
Proceeds from exercise of warrants	184,363	-	-
Cash paid for fractional shares	(566)	-	-
Proceeds from issuance of notes payable	-	-	500,000
Proceeds from line of credit	716,656	2,741,118	1,917,089
Payments on notes payable	-	(500,000)	(550,000)
Repayments on line of credit	(2,435,388)	(2,939,474)	-
Principal payments on capital leases	-	-	(1,682)
Net cash provided by financing activities	25,879,789	5,875,763	5,567,249

Effect of exchange rates on cash and cash equivalents	123,859	(424,034)	122,304

Net increase in cash and cash equivalents	16,023,812	4,683,902	1,470,671

Cash and cash equivalents, beginning of period	7,875,798	3,191,896	1,721,225

Cash and cash equivalents, end of period	$23,899,610	$7,875,798	$3,191,896

SUPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$49,916	$9,979	$1,889
Cash paid for interest	$69,806	$88,233	$131,255
Conversion of bridge note to common stock	$-	$-	$1,860,000
Receivable for option exercise	$-	$208,000	$-

The accompanying notes are an integral part of these consolidated financial statements

PROCERA NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Procera Networks, Inc. ("Procera" or the "Company"), is a leading provider of Intelligent Policy Enforcement (“IPE”), solutions based on Deep Packet Inspection technology, that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and currently trades on the NASDAQ Global Stock Market LLC under the trading symbol “PKT”. Prior to December 29, 2011, the Company’s common stock traded on the NYSE Amex Equities exchange under the same trading symbol.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Procera and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reverse Stock Split

Effective February 4, 2011, Procera implemented a 1-for-10 reverse split of its common stock and reduced the number of authorized shares of common stock from 130.0 million to 32.5 million shares, as previously authorized and approved by the Company’s stockholders at the June 14, 2010 annual meeting.  The Company’s common stock began trading on a post-split basis on February 7, 2011. As a result, the Company’s issued and outstanding common stock as of February 4, 2011 was reduced from approximately 113.0 million to approximately 11.3 million shares.  The Company paid cash in lieu of any fractional shares to the holders of fractional shares of common stock. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Consolidated Balance Sheets. The reverse split also effected a reduction in the number of shares of common stock issuable upon the exercise of stock options, restricted stock and warrants under the Company’s 2007 Equity Incentive Plan. All shares and per share amounts, including all common stock equivalents (stock options, restricted stock and warrants) in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on total net sales, net income or stockholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates. The accounting estimates that require management’s most significant and subjective judgments include the recognition of revenue and allowance for doubtful accounts, assessment of the recoverability of long-lived assets and goodwill, valuation and recognition of stock-based compensation and accounting for income taxes.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, line of credit, accounts payable, accrued liabilities and notes payable approximate fair value due to their short maturities.

Concentration of Risk

The financial instruments utilized by the Company that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in major financial institutions in the United States, Sweden and Australia. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2011, and December 31, 2010, the Company had approximately $5.7 million and $6.9 million, respectively, at financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

The Company’s investment policies limit investments to those that are low risk and restricts placement of these investments to issuers evaluated as creditworthy. As of December 31, 2011, the Company's investments were composed of money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.

The Company’s sales have at times been concentrated with certain large customers. The Company also sells to a geographically diverse base of customers. For the year ended December 31, 2011, revenue from two customers represented 27% and 12% of net revenues. At December 31, 2011, two customers represented 45% and 20% of total accounts receivable, and 37% of accounts receivable were due from customers outside of the United States (see Note 14). For the year ended December 31, 2010, revenue from one customer represented 11% of net revenues. At December 31, 2010, two customers represented 23% and 11% of total accounts receivable, and 51% of accounts receivable were due from customers outside of the United States. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability of all accounts receivable. The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers.

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

Investments

The goals of the Company's investment policy are preservation of capital and maintenance of liquidity. The Company invests in instruments that are of high credit quality, primarily rated A/A2, and have a maturity of up to twelve months. Investments that have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year are classified as short-term investments.

Investments are carried at fair value based upon quoted market prices at the end of the reporting period where available. As of December 31, 2011, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense).

The Company reviews its investments for impairment on a quarterly basis. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.

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

Capitalization of Internal Use Software

Certain costs associated with internal-use software are capitalized in accordance with ASC 350-40. The costs incurred in the preliminary stages of development are expensed as incurred. Once a project has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful life.  Unamortized capitalized software costs were not material at December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, the Company completed the first step of its annual impairment test which did not indicate impairment. Therefore, the second step of the impairment test was not necessary.

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

Amortization expense relating to purchased intangible assets was $2.5 million for the year ended December 31, 2009.  Because the Company’s purchased intangible assets were fully amortized during 2009, no amortization expense was incurred during 2011 and 2010.

Product Warranty Reserves

The Company warrants its products against material defects for a specific period of time, generally twelve months against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty.  The amount of accrued estimated warranty costs are primarily based on current information on repair costs.  The Company assesses the adequacy of the recorded warranty obligation quarterly and makes adjustments to the obligation based on actual experience and changes in estimated future rates of return.

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

Warrant Valuation and Beneficial Conversion Feature

The Company calculates the fair value of warrants issued with debt using the Black-Scholes valuation method. The total proceeds received in the sale of debt and related warrants are allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.

Derivatives

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“Embedded Derivatives”), and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to originally finance its operations, and the subsequent financing transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments.

Derivatives and Embedded Derivatives, if applicable, are measured at fair value and marked to market through earnings. The pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements.” The Company adopted the new guidance on a prospective basis for new or materially modified revenue arrangements as of January 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements and is not expected to have a material impact in the future.

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

Product revenue consists of revenue from sales of appliances and software licenses. Product sales include a perpetual license to the Company’s software that is essential to the functionality of the hardware, and on occasion include licenses to additional software. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support (“PCS”), services (included in support revenue) which consist of software updates and customer support. Software updates provide customers access to a constantly growing library of electronic Internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period. Support includes Internet access to technical content, telephone and Internet access to technical support personnel and hardware support.

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

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through the year ended December 31, 2011, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services. Prior to January 1, 2011, the majority of the Company’s transactions were within the scope of the software revenue recognition guidance. The Company accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

Under the new guidance, the Company allocates revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence ("TPE"), if VSOE is not available, or the Company’s best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. In arrangements that include non-essential software (“software deliverables”), revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement. Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

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

Advertising Costs

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  Advertising costs are expensed as incurred. Advertising expenses were not significant for the years ended December 31, 2011, 2010 and 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist of unrealized gains and losses on available-for-sale short-term investments and foreign currency translation gains and losses. Comprehensive income (loss) is displayed in the accompanying consolidated statements of stockholders’ equity, and accumulated other comprehensive income (loss) is presented in the accompanying consolidated balance sheets.

Foreign Operations

The accompanying balance sheets contain certain recorded Company assets in foreign countries, primarily Sweden and Australia. Although these countries are considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting cumulative translation adjustments are reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity in the accompanying consolidated balance sheets. Currency transaction gains and losses are recognized in current operations.

Business Segments

The Company operates in one reportable operating segment. Management uses one measurement of profitability and does not segregate its business for internal reporting (see Note 14).

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

4.	Cash Equivalents and Short-term Investments

The Company’s cash equivalents and short-term investments at December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,387,817	$-	$-	$9,387,817
Certificate of deposit	800,000	-	(565)	799,435
Commercial paper	3,246,923	240	(25)	3,247,138
U.S. agency securities	6,556,962	3,490	-	6,560,452
Corporate bonds	4,401,743	528	(4,594)	4,397,677
Total investments	$24,393,445	$4,258	$(5,184)	$24,392,519

Reported as:
Cash equivalents	$10,887,823	$852	$-	$10,888,675
Short-term investments	13,505,622	3,406	(5,184)	13,503,844
Total	$24,393,445	$4,258	$(5,184)	$24,392,519

 As of December 31, 2011, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  None of our short-term investments have been at a continuous unrealized loss position for greater than 12 months. At December 31, 2010, the Company had no short-term investments.

The Company reviews its investments for impairment quarterly. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the year ended December 31, 2011.

The Company did not incur any material realized gains or losses in the year ended December 31, 2011.

5.	Fair Value Measurements

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

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

Level 1-	Quoted prices in active markets for identical assets or liabilities.

Level 2-
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

Level 3-	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

The following tables represent the Company’s fair value hierarchy for its financial assets as of December 31, 2011 measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Money market funds	$9,387,817	$-	$-	$9,387,817
Certificates of deposit	-	799,435	-	799,435
Commercial paper	-	3,247,138	-	3,247,138
U.S. agency securities	-	6,560,452	-	6,560,452
Corporate bonds	-	4,397,677	-	4,397,677
Total assets measured at fair value	$9,387,817	$15,004,702	$-	$24,392,519

In general, and where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value.  This pricing methodology applies to Level 1 investments which are comprised of money market funds. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly.  These investments are included in Level 2 and consist of certificates of deposit, commercial paper, U.S. agency securities and corporate bonds. U.S. agency securities and corporate bonds are valued at  a consensus price, which is a weighted average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm. Certificates of deposit and commercial paper are valued using market prices where available, adjusting for accretion of the purchase price to face value at maturity.

During the year ended December 31, 2011, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

6.	Balance Sheet Details

Inventory

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Finished goods	$7,386,094	$2,429,846
Raw materials	239,009	119,849
Inventories, net	$7,625,103	$2,549,695

Property and Equipment

The following is a summary of property and equipment as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Machinery and equipment	$3,078,011	$1,939,092
Computer equipment	316,181	302,775
Office furniture and equipment	67,911	57,483
Leasehold improvements	19,806	-
Software	7,236	19,724
Accumulated depreciation	(1,682,705)	(1,445,901)
Property and equipment, net	$1,806,440	$873,173

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.5 million and $0.5 million, respectively.

Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Payroll and related	$1,668,216	$973,970
Sales commissions	938,943	461,407
Warranty	565,391	530,758
Audit and legal services	180,717	92,946
Other	491,627	603,483
Total accrued liabilities	$3,844,894	$2,662,564

Warranty Reserve

Changes in the warranty reserve during the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Warranty accrual, beginning of period	$530,758	$333,662
Provision for current period sales	84,277	245,148
Deductions for warranty claims processed during the period	(49,644)	(48,052)
Warranty accrual, end of period	$565,391	$530,758

During 2011, the Company recorded a lower provision for warranty costs in comparison to 2010 as a result of a slower expected increase in overall warranty costs.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss were as follows:

	December 31,
	2011	2010
Accumulated net unrealized loss on short-term investments	$(926)	$-
Accumulated foreign currency translation adjustments	(388,946)	(331,883)
Accumulated other comprehensive loss	$(389,872)	$(331,883)

7.	Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”), for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provided borrowings of up to $2.0 million through December 10, 2011. Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum. Pursuant to the Secured Credit Facility, the Company issued a warrant to Silicon Valley Bank for the purchase of 50,000 shares of the Company’s common stock with an exercise price of $4.00 per share and a fair value of $166,302, which was amortized to interest expense over the two-year term of the agreement. At December 31, 2011, the Company had no outstanding balance on its Secured Credit Facility. At December 31, 2010, the Company had $1.7 million outstanding.

On February 3, 2012, the loan and security agreement was amended and restated (the “Amended Secured Credit Facility”), to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years under the agreement. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions. The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank. In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee.

8.	Related Party Transactions

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”), pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from Procera.  Pursuant to this agreement, the Company’s Board of Directors supported the election of Mark Pugerude, Chief Strategy Officer of GENBAND, as a director of the Company.

During the year ended December 31, 2011 and 2010, the Company recognized revenue of approximately $0.9 million and $1.5 million, respectively, on sales to GENBAND.  At December 31, 2011 and 2010, the Company had accounts receivable of approximately $0.1 million and $1.2 million, respectively, from GENBAND.

9.	Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2016 and provide for renewal options ranging from month-to-month to three year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

As of December 31, 2011, future minimum lease payments due under operating leases are as follows:

Years ending December 31,
2012	$294,552
2013	264,654
2014	232,264
2015	232,264
2016	207,943
Total minimum lease payments	$1,231,677

Rent expense for operating leases was $358,912, $351,678 and $441,666 in 2011, 2010 and 2009, respectively.

10.	Guarantees

Indemnification Agreements

The Company enters into standard indemnification arrangements with certain of its business partners and customers in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

11.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 15.0 million shares of Preferred Stock, par value $0.001 per share. As of December 31, 2011 and 2010, no shares of preferred stock were issued and outstanding.

Common Stock Transactions

The Company is authorized to issue up to 32.5 million shares of common stock, par value $0.001 per share. As of December 31, 2011, there were 14,627,867 shares of common stock issued and outstanding.

On June 24, 2011, the Company completed a registered offering of 3.0 million shares of common stock, which included the exercise in full of the underwriters’ overallotment option to purchase 0.4 million shares of common stock.  The shares were sold to the public at $9.50 per share for a gross sales price of $28.8 million.  The Company received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.  The Company intends to use the net proceeds for general working capital purposes.

On March 4, 2010, the Company closed a registered placement of its common stock primarily to institutional investors. The offering price of the Company’s common stock to the public was $4.00 per share. The Company sold 1.8 million shares of common stock at a gross sales price of $7.2 million, and received net proceeds of approximately $6.5 million after deducting the placement agent’s commission and legal and other offering costs. The placement agent also received a warrant to purchase 18,000 shares of the Company’s common stock at an exercise price of $4.00 per share which was exercised during 2011. The warrant had an estimated fair value of $44,547 calculated using the Black-Scholes option pricing model.

On May 4, 2009, the Company entered into subscription agreements (“the Subscription Agreements”), with certain institutional and accredited individual investors, pursuant to which the Company closed a private placement (the “Private Placement”), of the Company’s common stock, convertible promissory notes and promissory notes.  The Private Placement included the sale of 458,750 shares of the Company’s restricted common stock at $4.00 per share on June 3, 2009 for total proceeds of $1,835,000.  The Private Placement also included the issuance of convertible promissory notes in the aggregate principal amount of $1,860,000.  The convertible promissory notes bore interest at a 10% per annum interest rate and included a clause whereby these promissory notes would be automatically converted into shares of common stock at a conversion price of $4.00 per share upon the conclusion of the sale of restricted common stock. On June 3, 2009, the Company automatically converted these convertible promissory notes into 471,308 shares of restricted common stock.

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

Convertible Promissory Notes

The 10% convertible note agreements issued for a total principal amount of $1,860,000 were converted into common stock of the Company on June 3, 2009.  On the issuance date, the Company recognized the value of the embedded beneficial conversion feature of $1,664,756 as additional paid-in capital and an equivalent debt discount. This debt discount was recorded as interest expense in the year ended December 31, 2009.

Warrants

At December 31, 2011, warrants to purchase 85,262 shares of common stock were outstanding.  The following table sets forth the key terms of these outstanding warrants.

Date of Grant	Underlying Security	Shares Outstanding		Vesting of Grant	Expiration Date	Weighted Average Exercise Price	Reason for Grant of Warrants
July 2007	Common Stock	19,999		Immediate	July 2012	$20.00	Raising capital
June 2009	Common Stock	15,263	(1)	Immediate	June 2012	$4.00	Raising capital
December 2009	Common Stock	50,000	(2)	Immediate	December 2016	$4.00	Credit Facility
		85,262

(Footnotes correspond to the warrant table above)

(1)
In conjunction with the closing of a private placement sale of common stock on June 3, 2009, the Company issued 20,888 warrants to purchase common stock with a fair value of $92,438 to placement agents as compensation for their services. As of December 31, 2011, 15,263 warrants remain outstanding.

(2)
On December 10, 2009, the Company entered into a two-year loan and security agreement for a Secured Credit Facility for short-term working capital purposes with Silicon Valley Bank. In conjunction with this agreement, the Company issued a warrant to Silicon Valley Bank for the purchase of 50,000 shares of the Company’s common stock with a fair value of $166,302.

The exhibit below defines the outstanding warrants as of December 31, 2011 by exercise price and the average contractual life before expiration.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable
$4.00	65,263	3.89	65,263
20.00	19,999	0.55	19,999
$7.75	85,262	3.11	85,262

Stock Option Plans

In August 2003, October 2004 and October 2007, the Company’s board of directors (the “Board”), and subsequently its stockholders, adopted the 2003 Stock Option Plan, 2004 Stock Option Plan and 2007 Equity Incentive Plan (the “2007 EIP”), respectively (collectively referred to as the “Plan”). In March, 2011, the Board approved an increase of 400,000 shares of common stock that may be issued under the 2007 EIP to an aggregate of 1,100,000 shares.  This increase was ratified by the Company’s stockholders at the 2011 annual meeting. The aggregate number of shares reserved for issuance under the Plan at December 31, 2011 is 1,838,952.

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

As of December 31, 2011, 228,574 shares were available for future grant under the Plan. The options under the Plan vest over varying lengths of time pursuant to various option agreements that the Company has entered into with the grantees of such options. The Plan is administered by the board of directors. Subject to the provisions of the Plan, the board of directors has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

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

Optionees have no rights as stockholders with respect to shares subject to the option prior to the exercise thereof.  An option becomes exercisable at such time and for such amounts as determined by the board of directors.  An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires.  The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the board of directors on the date the option is granted.  The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefore to give effect to any stock dividend, stock split, stock combination or other reorganization.

Stock Option Plan Activity

Stock Options

The following table summarizes the Company’s stock option activity for the three years ended December 31, 2011:

	Years Ended December 31,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	975,153	$8.93	908,076	$9.92	798,831	$12.50
Granted	370,900	12.91	234,037	4.98	384,922	6.10
Exercised	(109,710)	6.94	(50,000)	5.20	(21,500)	9.50
Cancelled	(38,782)	11.24	(116,960)	10.82	(254,177)	12.70
Outstanding at the end of the year	1,197,561	$10.35	975,153	$8.93	908,076	$9.90
Vested and expected to vest at the end of the year	1,147,343	$10.29	932,455	$9.04	866,696	$9.90
Exercisable at the end of the year	707,234	$10.21	572,248	$9.93	411,510	$11.50

As of December 31, 2011, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $6.5 million, $6.3 million and $4.0 million, respectively. As of December 31, 2011, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 7.22 years, 7.13 years and 6.02 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $798,606, $50,790 and $70,200, respectively.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity the two years ended December 31, 2011:

	Years Ended December 31,
	2011		2010
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	60,000	$5.30	-	$-
Granted	76,283	12.33	60,000	5.30
Outstanding at the end of the year	136,283	$9.24	60,000	$5.30

No restricted stock awards were granted during the year ended December 31, 2009 and no restricted stock awards vested during the years ended December 31, 2011 and 2010.

Stock-Based Compensation

Stock-based employee compensation expense recognized pursuant to the Company’s stock option plans on the accompanying consolidated statements of operations is as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of goods sold	$105,225	$88,469	$70,759
Research and development	126,990	34,448	33,002
Sales and marketing	470,627	321,003	254,967
General and administrative	1,022,037	970,262	798,229
Total stock-based compensation expense	$1,724,879	$1,414,182	$1,156,957

No income tax benefits were recognized in the year ended December 31, 2011 due to operating loss carry-forwards available to offset current income. No income tax benefits were recognized in the years ended December 31, 2010 and 2009 due to the Company’s losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of December 31, 2011, total unrecognized compensation cost related to unvested stock options was $2.9 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 3.19 years, and total unrecognized compensation cost related to non-vested restricted stock awards was $0.8 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.34 years.

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

The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Expected term (in years)	5.28	4.66	4.38
Expected volatility	68%	92%	98%
Risk-free interest rate	1.38%	1.83%	1.91%
Dividend yield	-%	-%	-%

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $7.41, $3.05 and $4.40, respectively.

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

12.	Income Taxes

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Domestic	$3,000,653	$(1,012,686)	$(6,767,263)
Foreign	799,254	(1,871,293)	(1,308,467)
Income (loss) before income taxes	$3,799,907	$(2,883,979)	$(8,075,730)

The Company’s income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current income taxes:
Federal/state	$38,630	$9,729	$3,785
Foreign	6,078	-	-
Total current income taxes	44,708	9,729	3,785

Deferred income taxes:
Foreign	-	-	(695,235)
Total deferred income taxes	-	-	(695,235)
Income tax provision (benefit)	$44,708	$9,729	$(691,450)

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
Deferred tax assets:	2011	2010
Federal, state and foreign net operating losses	$12,355,894	$14,194,426
Research credits	307,092	453,544
Other	2,078,891	2,008,873
Valuation allowance	(14,741,877)	(16,656,843)
Total deferred tax assets	—	—

Reconciliation between the tax provision computed at the Federal statutory income tax rate of 34% and the Company’s actual effective income tax provision is as follows:

	Years Ended December 31,
	2011	2010	2009
Computed at statutory rate	$1,291,968	$(980,553)	$(2,745,748)
Research & development credits	(2,535)	(18,432)	(45,865)
State income taxes	139,721	(4,507)	(62,735)
Stock compensation	309,306	38,391	362,503
Foreign tax	213,498	–	–
Permanent and other	7,717	13,942	9,714
Valuation allowance	(1,914,967)	960,888	1,790,681
Total	$44,708	$9,729	(691,450)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1,914,967 and increased by $1,597,603 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $27,261,083 which will begin to expire in 2021. The Company also has state net operating loss carryforwards of approximately $24,393,330 which will begin to expire in 2014. The net operating loss carryforwards include $69,337 which relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in deferred tax assets.  The Company also has foreign net operating loss carryforwards of $6,525,601 which have no expiration. The Company also has federal and California research and development tax credits of $331,040 and $197,129, respectively. The federal research credits will begin to expire in 2022 while the California research credits have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The Company files income tax returns in the U.S., various state jurisdictions and in the countries of Singapore, Australia and Sweden.  As of December 31, 2011, the federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company's Australian and Swedish income tax returns for the years ended 2006 and 2005, respectively, through the current period are still open to examination.

The following table summarizes the activity related to unrecognized tax benefits:

Balance at January 1, 2011	$238,338
Increase related to current year tax position	4,987
Increase related to tax positions of prior years	1,660
Balance at December 31, 2011	$244,985

A total of $209,974 of the unrecognized tax benefits would affect our effective tax rate. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, we have no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2012.

13.	Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is antidilutive:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$3,755,199	$(2,893,708)	$(7,384,280)
Denominator:
Weighted average common shares - basic	12,931,653	10,898,228	8,988,587
Dilutive effect of employee equity incentive plans	219,579	–	–
Dilutive effect of warrants	67,463	–	–
Weighted average common shares - diluted	13,218,695	10,898,228	8,988,587

Net income (loss) per share:
Basic	$(0.29)	$(0.27)	$(0.82)
Diluted	$(0.28)	$(0.27)	$(0.82)

Anti-dilutive securities:
Options and restricted stock	454,968	1,035,153	908,076
Warrants	113,665	409,462	416,004
Total anti-dilutive securities	568,633	1,444,615	1,324,080

14.	Segment Information and Revenue by Geographic Region

The Company operates in one segment, using one measure of profitability to manage its business. Sales for geographic regions were based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices. The following are summaries of sales and long-lived assets by geographic region:

	Year Ended December 31,
	2011	2010	2009
Net sales:
United States	$22,695,049	$11,974,587	$12,670,676
Asia Pacific and China	7,341,428	3,537,172	3,689,879
Europe, Middle East and Africa	14,367,105	4,811,473	3,768,289
Total	$44,403,582	$20,323,232	$20,128,844

	December 31,
	2011	2010
Long-lived assets:
United States	$340,589	$416,791
Europe	1,465,084	458,580
Australia	20,440	16,952
Total	$1,826,113	$892,323

Sales made to customers located outside the United States as a percentage of total net revenues were 49%, 41% and 38% for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, revenue from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues. For the years ended December 31, 2010 and 2009, revenue from one customer, Cox Communications, Inc., represented 11% and 44%, of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.

At December 31, 2011, accounts receivable from two customers represented 45% and 20%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2010, accounts receivable from two customers represented 23% and 11%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2011 and 2010, approximately 37% and 51%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

15.	Subsequent Events

On February 3, 2012, the Company and Silicon Valley Bank amended and restated their loan and security agreement, dated December 10, 2009, to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. See Note 7 for additional discussion of the terms of the Amended Secured Credit Facility.

Supplemental Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Year Ended December 31, 2011
	March 31	June 30	September 30	December 31

Net sales	$6,923	$9,656	$12,193	$15,632
Gross profit	$4,203	$5,968	$7,464	$8,687
Net income (loss)	$(230)	$181	$2,045	$1,759
Basic net income (loss) per share	$(0.02)	$0.02	$0.14	$0.12
Diluted net income (loss) per share	$(0.02)	$0.01	$0.14	$0.12

	Year Ended December 31, 2010
	March 31	June 30	September 30	December 31

Net sales	$3,294	$4,777	$4,735	$7,518
Gross profit	$1,714	$2,720	$2,712	$4,364
Net income (loss)	$(1,515)	$(822)	$(739)	$182
Basic net income (loss) per share	$(0.15)	$(0.07)	$(0.07)	$0.02
Diluted net income (loss) per share	$(0.15)	$(0.07)	$(0.07)	$0.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of our annual financial statements, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PMB Helin Donovan LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth in the section titled “Election of Directors” in our Proxy Statement. The information required by this item related to the executive officers can be found in the section captioned "Executive Officers of the Registrant" under Part I, "Item 1. Business" of this Annual Report on Form 10-K, and is also incorporated herein by reference.

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

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 40.

(b)	Financial Statement Schedules

PROCERA NETWORKS, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expense or Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$321,823	$1,926	$(225,303)	$98,446
Year ended December 31, 2010	281,140	62,231	(21,548)	321,823
Year ended December 31, 2009	182,760	98,380	-	281,140

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

2.3* First Amendment to the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company and the Sellers of Netintact dated November 2006, included as Exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

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
3.5* Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1* Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.2* Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.3* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.4* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.5* Warrant to Silicon Valley Bank, dated December 10, 2009, included as Exhibit 4.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.
4.6* Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.

4.7* Form of Common Stock Certificate, included as Exhibit 4.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1* 2003 Stock Option Plan, included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3*Executive Employment Agreement for James F. Brear dated as of February 11, 2008 included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.4* Executive Employment Agreement for Charles Constanti, dated as of April 27, 2009, included as Exhibit 10.1 to our form 8-K filed on April 30, 2009 and incorporated herein by reference.
10.5* Form of Indemnity Agreement, included as Exhibit 10.6 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
10.6*† Summary of Agreement with Continuous Computing Corporation dated April 13, 2009, included as Exhibit 10.7 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
10.7* Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated December 10, 2009, included as Exhibit 10.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.

10.8* Letter Agreement by and between the Company and GENBAND US LLC, dated July 19, 2010, included as Exhibit 10.2 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.
10.9* † Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., effective July 19, 2010, included as Exhibit 10.1 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.10* Waiver and First Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated May 7, 2010, included as Exhibit 10.3 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.11* Second Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated September 2, 2010, included as Exhibit 10.4 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.12*† Amendment No. 1 to Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., dated November 19, 2010, included as Exhibit 10.17 to our form 10-K filed on March 16, 2011 and incorporated herein by reference.

10.13* Third Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated January 17, 2011, included as Exhibit 10.1 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.14* Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan), included as Exhibit 10.2 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.15* Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan), included as Exhibit 10.1 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.16* Procera Networks, Inc. 2007 Equity Incentive Plan, included as Exhibit 10.1 to our form 8-K filed on June 17, 2011 and incorporated herein by reference.
10.17*   Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our form 8-K filed on February 8, 2012 and incorporated herein by reference.

21.1 List of Subsidiaries.
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
101.INS+ XBRL Instance Document.
101.SCH+ XBRL Taxonomy Extension Schema.
101.CAL+ XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+ XBRL Taxonomy Extension Definition Linkbase.
101.LAB+ XBRL Taxonomy Extension Label Linkbase.
101.PRE+ XBRL Taxonomy Extension Presentation Linkbase.
*  Previously filed
+  Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†  Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 15th day of March 2012.

Procera Networks, Inc.

Date: March 15, 2012	By:	/s/ James Brear
James Brear
President and Chief Executive Officer

Date: March 15, 2012	By:	/s/ Charles Constanti
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

Name	Title	Date

/s/ James Brear	President and Chief Executive Officer	March 15, 2012
James Brear	(Principal Executive Officer) and Director

/s/ Charles Constanti	Chief Financial Officer	March 15, 2012
Charles Constanti	(Principal Accounting and Financial Officer)

/s/ Thomas Saponas	Director	March 15, 2012
Thomas Saponas

/s/ Scott McClendon	Director	March 15, 2012
Scott McClendon

/s/ Mary Losty	Director	March 15, 2012
Mary Losty

/s/ Staffan Hillberg	Director	March 15, 2012
Staffan Hillberg

/s/ Paul Stich	Director	March 15, 2012
Paul Stich

/s/ Mark Pugerude	Director	March 15, 2012
Mark Pugerude

/s/ William Slavin	Director	March 15, 2012
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

2.3* First Amendment to the First Amended and Restated Stock Exchange Agreement and Plan of Reorganization by and between the Company and the Sellers of Netintact, dated November 2006, included as Exhibit 2.8 to our form 10-KSB filed on April 16, 2007 and incorporated herein by reference.

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
3.5* Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1* Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.2* Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.3* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.4* Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.5* Warrant to Silicon Valley Bank, dated December 10, 2009, included as Exhibit 4.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.
4.6* Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
4.7* Form of Common Stock Certificate, included as Exhibit 4.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1* 2003 Stock Option Plan, included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2* Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3*Executive Employment Agreement for James F. Brear, dated as of February 11, 2008, included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.4* Executive Employment Agreement for Charles Constanti, dated as of April 27, 2009, included as Exhibit 10.1 to our form 8-K filed on April 30, 2009 and incorporated herein by reference.
10.5* Form of Indemnity Agreement, included as Exhibit 10.6 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
10.6*† Summary of Agreement with Continuous Computing Corporation dated April 13, 2009, included as Exhibit 10.7 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
10.7* Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated December 10, 2009, included as Exhibit 10.1 to our form 8-K/A filed on February 11, 2010 and incorporated herein by reference.

10.8* Letter Agreement by and between the Company and GENBAND US LLC, dated July 19, 2010, included as Exhibit 10.2 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.
10.9* †Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., effective July 19, 2010, included as Exhibit 10.1 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.10* Waiver and First Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated May 7, 2010, included as Exhibit 10.3 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.11* Second Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated September 2, 2010, included as Exhibit 10.4 to our form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.12*† Amendment No. 1 to Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., dated November 19, 2010, included as Exhibit 10.17 to our form 10-K filed on March 16, 2011 and incorporated herein by reference.

10.13* Third Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated January 17, 2011, included as Exhibit 10.1 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.14* Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan), included as Exhibit 10.2 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.15* Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan), included as Exhibit 10.1 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.16* Procera Networks, Inc. 2007 Equity Incentive Plan, included as Exhibit 10.1 to our form 8-K filed on June 17, 2011 and incorporated herein by reference.
10.17*   Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our form 8-K filed on February 8, 2012 and incorporated herein by reference.

21.1 List of Subsidiaries.
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
101.INS+ XBRL Instance Document.
101.SCH+ XBRL Taxonomy Extension Schema.
101.CAL+ XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+ XBRL Taxonomy Extension Definition Linkbase.
101.LAB+ XBRL Taxonomy Extension Label Linkbase.
101.PRE+ XBRL Taxonomy Extension Presentation Linkbase.
*  Previously filed.
+  Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†  Confidential treatment granted.