Form 10-K/A
period 2011-12-31
PROCERA NETWORKS INC
filed 2012-04-06
CIK 1165231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-33691

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

The number of shares of common stock outstanding as of April 3, 2012 was 14,753,567.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROCERA NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
AMENDMENT NO. 1
FISCAL YEAR 2011

Explanatory Note

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K of Procera Networks, Inc. (the “Company”, “we,” “us,” or “our”) for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original Report”).  The principal purpose of this Amendment No. 1 is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders.  This Amendment No. 1 hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Original Report. The reference on the cover of the Original Report to the incorporation by reference of the registrant’s Definitive Proxy Statement into Part III of the Original Report is hereby amended to delete that reference. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Amendment No. 1.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the filing of the Original Report, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the Original Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Set forth below are the name, age, principal occupation or position held with Procera Networks, Inc. (“Procera” or the “Company”), and a description of the business experience of each of our directors, and a discussion of the specific and particular experience, qualifications, attributes or skills of each director that led the Nominating and Corporate Governance Committee to conclude that, as of the date of this Amendment No.1, such director should serve on our Board of Directors (the “Board”).  However, each of the members of the Nominating and Corporate Governance Committee may have a variety of reasons why he or she believes a particular person would be an appropriate member of the Board, and these views may differ from the views of other Nominating and Corporate Governance Committee members.

The Nominating and Corporate Governance Committee seeks to assemble a Board that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and high-level management experience necessary to oversee and direct the Company’s business.  To that end, the Nominating and Corporate Governance Committee has identified and evaluated directors in the broader context of the Board’s overall composition, with the goal of having members who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that the Nominating and Corporate Governance Committee views as critical to effective functioning of the Board.

Name	Age	Principal Occupation/ Position Held With the Company

Scott McClendon	72	Chairman of the Board
James F. Brear	46	President, Chief Executive Officer and Director
Staffan Hillberg	47	Director
Mary Losty	52	Director
Mark Pugerude	47	President of Global Sales and Business Development, GENBAND and Director
Thomas Saponas	62	Director
William Slavin	66	Director
Paul Stich	55	Director

The terms of all directors will expire at our 2012 annual meeting of stockholders, or when their successors are elected and qualified.  Directors are elected each year, and all directors serve one-year terms.  Officers serve at the pleasure of the Board.  With the exception of the Strategic Alliance Letter Agreement dated July 19, 2010 by and between us and GENBAND US LLC (“GENBAND”), pursuant to which Mr. Pugerude is GENBAND’s designee to the Board, there are no other arrangements or understandings between any director and any other person pursuant to which he or she was or is to be selected as a director or nominee. We have, however, entered into employment agreements with certain of our named executive officers described in Item 11 in this Amendment No.1 under the subheading “Employment, Severance, Separation and Change of Control Agreements.”

Mr. Scott McClendon has served as a member of our Board since March 2004 and as Chairman of the Board since November 2007. He is currently a member of our Audit Committee and our Compensation Committee.  Mr. McClendon has been the Chairman of the Board of Directors for Overland Storage (NASDAQ: OVRL) since March 2001. He also served as Overland's interim Chief Executive Officer from November 2006 to August 2007 and its President and Chief Executive Officer from October 1991 to March 2001, and was an officer and employee until June 2001. Prior to his tenure with Overland, he was employed by Hewlett Packard Company, a global manufacturer of computing, communications and measurement products and services, for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the General Manager of the San Diego Technical Graphics Division and Site Manager of Hewlett Packard in San Diego, California.  Mr. McClendon was a director of SpaceDev, Inc., an aerospace development company, from 2002 to 2008. Mr. McClendon holds a BSEE and an MSEE from Stanford University.

The Nominating and Corporate Governance Committee believes that Mr. McClendon’s executive, financial and business expertise, including a diversified background of managing and directing public technology-based companies, provides him with the qualifications and skills to serve as our director, and that Mr. McClendon’s years of service as a director of Procera bring historic knowledge and continuity to the Board.

Mr. James F. Brear has served as a member of our Board and as our Chief Executive Officer and President since February 2008.  He is an industry veteran with more than 20 years of experience in the networking industry, and leads Procera to further the Company’s position as the leader in managing and monetizing the world’s most complex networks. From July 2006 to January 2008, Mr. Brear served as vice president of worldwide sales and support for Bivio Networks, a maker of deep packet inspection platform technology.  Under his leadership, the Company rapidly expanded its worldwide sales presence, resulting in sales to a number of global Tier 1 service providers, government agencies, and Global OEMs. From September 2004 to July 2006, Mr. Brear was vice president of worldwide sales for Tasman Networks (acquired by Nortel), a maker of converged WAN solutions for enterprise branch offices and service providers.   Earlier in his career, Mr. Brear was the vice president of worldwide sales for Force10 Networks, where he was responsible for taking the company from a pre-revenue start-up to the industry leader in switch routers for high performance Gigabit and 10 Gigabit Ethernet. In addition, he spent five years with Cisco Systems where he held senior management positions in Europe and North America with responsibility for delivering more than $750M in annual revenues selling into the world’s largest service providers.   Previously, Mr. Brear held a variety of sales management positions at both IBM and Sprint Communications. Mr. Brear holds a BA from the University of California at Berkeley.

The Nominating and Corporate Governance Committee believes that Mr. Brear’s current position as Chief Executive Officer of the Company and extensive telecommunications sales expertise and business expertise, including experience at IBM, Cisco Systems and smaller companies where he achieved substantial sales growth, give him the qualifications and skills to serve as our director.

Mr. Staffan Hillberg has served as a member of our Board since January 2007.  He is currently a member of our Compensation Committee and our Nominating and Corporate Governance Committee.  Mr. Hillberg is currently the Chief Executive Officer of Wood & Hill Investment AB, a private equity group based in Sweden, and has served in this capacity since 2008.  From 2006 to 2008, he served as Chief Executive Officer of Scandinavian Financial Management AB, an investment firm in Sweden. From 2004 to 2006, he held the position of Managing Partner at the MVI Group, one of the largest and oldest business angel networks in Europe with over 175 million Euros invested in 75 companies internationally.  While at MVI he oversaw a number of successful exits, among them two initial public offerings in 2006 on the AIM exchange in London as well as an initial public offering on the Swiss Stock Exchange.  From 2000 to 2003, he ran a local venture capital company as well as co-founded and was the Chief Executive Officer of the computer security company AppGate, from 1998 to 2000, with operations in Europe and the USA, raising US$20M from ABN Amro, Deutsche Telecom and GE Equity. From 1996 to1998, he was also responsible for the online activities of the Bonnier Group, the largest media group in Scandinavia, spearheading their internet activities and heading up their sponsorship of MIT Media Lab. Earlier he was the QuickTime Product Manager at Apple in Cupertino, California and before this Multimedia Evangelist with Apple Computer Europe in Paris, France, for two years.  He has extensive experience as an investor and business angel having been involved in the listing of two companies in Sweden, Mirror Image and Digital Illusions, where the latter was acquired by Electronic Arts. Mr. Hillberg attended the M.Sc. program at Chalmers University of Technology in Sweden and has an MBA from INSEAD in France.

The Nominating and Corporate Governance Committee believes that Mr. Hillberg’s extensive venture capital and business experience in Sweden and involvement in helping companies to grow and provide value to shareholders, give him the qualifications and skills to serve as our director.  Additionally, Mr. Hillberg is Swedish and lives and works in Sweden. In consideration of our subsidiary in Sweden and the related high concentration of Swedish employees to total employees of the Company, Mr. Hillberg’s knowledge of executing business in Sweden adds well-suited cultural diversity and perspective to our Board.

Ms. Mary Losty has served as a member of our Board since March 2007.  She is currently a member of our Audit Committee and our Nominating and Corporate Governance Committee.  Ms. Losty retired in 2010 as the General Partner at Cornwall Asset Management, LLC, a portfolio management firm located in Baltimore, Maryland, where she was responsible for the firm's investment in numerous companies since 1998.  Ms. Losty's prior experience includes working as a portfolio manager at Duggan & Associates from 1992 to 1998 and as an equity research analyst at M. Kimelman & Company from 1990 to 1992.  Prior to that she worked as an investment banker at Morgan Stanley and Co., and for several years prior to that she was the top aide to James R. Schlesinger, a five-time U.S. cabinet secretary.  Ms. Losty received both her BS and JD from Georgetown University, the latter with magna cum laude distinction.  She is a member of the American Bar Association and a commissioner for Cambridge, Maryland's Planning and Zoning Commission.  Ms. Losty sits on the board of directors of the American Board of the United Nations University for Peace, an institution which enjoys the exclusive status of being sanctioned by all 192 member states of the United Nations, and was a director of Blue Earth, Inc. (formerly Genesis Fluid Solutions Holdings, Inc.) from 2009 to 2011.   Ms. Losty was also a director of TWL Corporation from 2008 to 2009.

The Nominating and Corporate Governance Committee believes that Ms. Losty’s investing and business expertise give her the qualifications and skills to serve as our director, and are of particular importance as the Company continues to finance its operations.

Mr. Mark Pugerude has served as a member of our Board since June 2011 and is currently the President of Global Sales and Business Development at GENBAND, where he is responsible for global sales, mergers, acquisitions and business development and supports financing arrangements. Mr. Pugerude joined GENBAND via the acquisition of NextPoint Networks in May 2008.  He began his employment at NextPoint as the Chief Marketing Officer in August 2007.  From November 2003 to May 2007, Mr. Pugerude was Senior Vice President of Marketing and Business Development of Broadwing until its acquisition by Level 3 Communications.  Broadwing Communications was a publicly-traded company on NASDAQ, with nearly $1 billion in revenue that specialized in telecommunication services to large enterprises in the United States.  During his service at Broadwing, Mr. Pugerude was responsible for product management, product development, channel sales, marketing, investor relations and public relations.  Earlier, Mr. Pugerude held executive or sales management level positions at PingTone Communications and Nokia Networks.   Mr. Pugerude began his career in telecommunications at Motorola in the Communications and Electronics division.  Mr. Pugerude attended both Washington State University and Syracuse University, studying English and Speech Communications.

The Nominating and Corporate Governance Committee believes that Mr. Pugerude’s role as a member of the executive team at GENBAND and business development and communications networking business experience give him the qualifications and skills to serve as our director.

Mr. Thomas Saponas has served as a member of our Board since April 2004. He is currently a member of our Audit Committee and our Compensation Committee. Mr. Saponas served as the Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc. (NYSE: A) from August 1999 until he retired in October 2003. Prior to being named Chief Technology Officer, from June 1998 to April 1999, Mr. Saponas was Vice President and General Manager of Hewlett-Packard's Electronic Instruments Group. Mr. Saponas has held a number of positions since the time he joined Hewlett-Packard. Mr. Saponas served as General Manager of the Lake Stevens Division from August 1997 to June 1998 and General Manager of the Colorado Springs Division from August 1989 to August 1997. In 1986, he was a White House Fellow in Washington, D.C. Mr. Saponas has a BSEE/CS (Electrical Engineering and Computer Science) and an MSEE from the University of Colorado. Mr. Saponas is a director of nGimat, a nanotechnology company, and was a director of Keithley Instruments (NYSE: KEI), an electronic instruments company, from 2004 to 2010.

The Nominating and Corporate Governance Committee believes that Mr. Saponas’ senior technology and general business management expertise, and related experience at public technology-based companies, give him the qualifications and skills to serve as our director, and that Mr. Saponas’ years of service as a director of Procera bring historic knowledge and continuity to the Board.

Mr. William Slavin has served as a member of our Board since October 2010.  He is currently a member of the Nominating and Corporate Governance Committee.  Mr. Slavin served in various executive positions at International Business Machines Corporation (NYSE: IBM) from 1993 until he retired in June 2005 from his position as Vice President, with responsibility for acquisitions and divestitures for the new Business Consulting Services. During his service at IBM, Mr. Slavin helped establish the business consulting and systems integration business, held executive positions in the US, Asia and Europe, and served on IBM’s Corporate Senior Leadership Team and the Global Management Board for Business Consulting Services, the organization formed with the acquisition of PricewaterhouseCoopers Consulting.  Prior to joining IBM, Mr. Slavin was a partner with KPMG, where he was responsible for the western US technology consulting practice.  Earlier, he founded Slavin Associates, a technology consulting firm, which was merged into Peat Marwick.  Prior to Slavin Associates, he was a Principal with A.T. Kearney, and held technical management positions with Control Data Corporation and Lockheed Missiles and Space Co.  Mr. Slavin earned an MBA from the University of Santa Clara and a BA from Claremont McKenna College with majors in economic theory and mathematics.

The Nominating and Corporate Governance Committee believes that Mr. Slavin’s executive, business and strategic consulting and wide breadth of business expertise, including a diversified consulting and business development background, give him the qualifications and skills to serve as our director.

Mr. Paul Stich has served as a member of our Board since January 2010.  He is currently a member of our Audit Committee.  From July 2010 to February 2012, Mr. Stich was the President and Chief Executive Officer of Dasient, Inc. until its acquisition by Twitter.  From January 2010 to June 2010, Mr. Stich was the vice president of Global Telecommunication Solutions at McAfee.  From 2003 to 2009, Mr. Stich was the chief executive officer of Counterpane Internet Security and subsequently BT Counterpane following its acquisition by British Telecom.  From September 2001 to November 2002, Mr. Stich was the Chief Executive Officer of Peak XV Networks.  From May 1999 to September 2001, Mr. Stich was the co-founder, President and Chief Executive Officer of Groundswell, an internet consulting firm.  Prior to starting Groundswell, he was the vice president of global services at IBM responsible for the telecommunications, media, entertainment, and utility industries for North and South America.  Before that, Mr. Stich was a partner in the management consulting practice at KPMG.  Mr. Stich earned an MBA from the University of Notre Dame and a BS from Saint Mary’s College of California.

The Nominating and Corporate Governance Committee believes that Mr. Stich’s executive, financial, telecommunications and business expertise, including a diversified background of managing technology-based companies, give him the qualifications and skills to serve as our director.

Executive Officers of the Registrant

The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Registrant” under Part I, “Item 1. Business” of our Original Report.  There are no family relationships among any of our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

The Company has adopted the Procera Networks, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees.  The Code of Business Conduct and Ethics is available on the Company’s website at http://www.proceranetworks.com/images/documents-2009-11-11/code-of-ethics.pdf. A copy of the Code of Business Conduct and Ethics can be obtained free of charge by writing Procera Networks, Inc., Secretary at 4121 Clipper Court, Fremont, California 94538. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.  For this purpose, the Audit Committee performs several functions.  The Audit Committee reviews, acts on and reports to the Board regarding various auditing and accounting matters, including the selection of our independent auditors; and the monitoring of the rotation of the partners of the independent auditors; the review of our financial statements; the scope of the annual audits; fees to be paid to the auditors; and the performance of our independent auditors and our accounting practices.  The Audit Committee is composed of four (4) directors:  Mr. McClendon, Ms. Losty, Mr. Saponas and Mr. Stich. The Audit Committee met four (4) times during the year ended December 31, 2011.

The Board reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in the NASDAQ listing standards).  The Board has concluded that Mr. Stich is an “audit committee financial expert” as defined by the applicable SEC rules.

Item 11.	Executive Compensation

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

Compensation Objectives

The following are the principal objectives of our compensation programs:

Performance – We strive to maintain a performance-oriented culture. Each of our compensation elements is designed to encourage performance improvement of our executive officers. We expect our executive officers to perform to high standards of competence.

Alignment with stockholders – We set our goals based on the business milestones that we believe are most likely to drive long term stockholder value and by tying significant elements of executive compensation to our business success.  Cash bonuses are designed to acknowledge short-term goal accomplishment while over the long-term, executive officers can benefit directly from increases in the value of our common stock through equity participation, primarily in the form of stock options and restricted stock.

Recruiting and retention – Building an outstanding organization and delivering excellence in all aspects of our performance require that we hire, and retain, high quality executives.   We believe that an environment in which employees are able to have an enjoyable, challenging and rewarding work experience is critical to our ability to recruit and retain the right people.  A crucial aspect of that environment is the structure of incentives and rewards that are embedded in the compensation program.  We strive to keep this structure competitive so that qualified people are motivated to join our team and to continue to grow and succeed at Procera.

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

Compensation Process

The Compensation Committee of the Board operates under a Board-approved charter.  This charter specifies the principal responsibilities of the Compensation Committee, including: (i) to review and make recommendations to the Board for the Company’s overall compensation strategy (including performance goals, compensation plans, programs and policies, and employment and similar agreements with executive officers); (ii) to recommend to the Board the compensation and terms of employment of the chief executive officer and the other executive officers as well as the compensation to Board members; (iii) to administer and to recommend to the Board adoption, amendment or termination of plans, including option plans, bonus plans and any deferred compensation plans; and (iv) to establish appropriate insurance for the directors and officers.  The Compensation Committee consists of three directors, each of whom satisfies the independence requirements of the NASDAQ guidelines as well as applicable SEC and Internal Revenue Service regulations.

The performance of each of our executive officers is evaluated at least annually at the end of the calendar year. The chief executive officer’s performance is evaluated by the Compensation Committee and the performance of the other executive officers is evaluated by the chief executive officer and reviewed with the Compensation Committee. The factors taken into account in the evaluation of performance include the extent to which pre-established goals and business plans were accomplished and the extent to which the executive demonstrated leadership, creativity, teamwork and commitment, and embodied our Company values.  Other factors that are considered in making compensation determinations are the experience, skill level and level of responsibility of the executive and competitive market conditions.

All options or restricted stock awards granted to executive officers and directors must be approved by the Board.  At the time of hire, options and/or restricted stock awards are granted effective on or shortly after the employment start date for the executive.  Generally, we assess all of our executive officers on an annual basis for potential additional stock option and/or restricted stock grants.  These annual awards are approved by the Board.

The Company conducted its first say-on-pay vote at the 2011 Annual Meeting and approximately 78% of the votes cast were for approval of the 2010 executive compensation. The stockholders, consistent with the Company’s recommendation, also designated every year as the frequency with which the Company should conduct the say-on-pay vote. As a result, the Board committed to an annual say-on-pay vote.  The Company’s 2011 executive compensation approach was overall, generally in line with the 2010 approach previously approved by stockholders.

Compensation Elements

General – We have implemented specific compensation elements to address our objectives, including base salary, a cash bonus plan, equity participation and benefits.  These elements combine short-term and longer-term incentives and rewards in meeting our executive compensation goals.

Market Compensation Data – Our Compensation Committee considers relevant market data in setting the compensation for our executive officers.  During 2011, the Compensation Committee selected Compensia, Inc. to provide a compensation assessment for establishing executive officer and director compensation.  Compensia, Inc. was selected because of their experience at developing peer groups, assessing the market competitiveness of executive compensation programs and providing guidance on any adjustments needed to conform to market compensation programs.  They also showed considerable experience with Silicon Valley high technology companies.  A broad survey data of companies with similar revenue, headcount and market capitalization was used as an aid in making compensation decisions.

Base Salary – In determining base salaries for our executive officers, we benchmark each of our executive positions using data compiled by Compensia, Inc.  The report used was the 2011 Compensia Executive Compensation Assessment (the “Compensation Assessment”), which included 15 peer technology and communication companies with revenues between $25 million and $88 million for the most recent four quarters available as of October 2011 and that had demonstrated revenue growth.  The Compensation Assessment summarized the compensation for Chief Executive Officers and Chief Financial Officers.  The 15 companies identified in the Compensation Assessment were as follows:

Ambient	Maxlinear	Pervasive Software
Aware	Meru Networks	Semileds
ClearOne Communications	Numerex	SPS Commerce
eGain Communications	ORBCOMM	TII Network Technologies
Hughes Telematics	PC-Tel	Wave Systems

After consideration of all data, our Compensation Committee elected to target base salary at the 50th percentile of the peer group companies because our expected revenue target was near the mid-range of the peer group.  The target for total cash compensation, including base salary and cash incentives, was at or above the 50th percentile because our revenue growth has exceeded that of most of the companies in the peer group during comparable periods.  However, many factors affect the determination of the salary level and cash incentives for individual executives, including performance, experience, skill, responsibilities and competitive market factors.  In general, we seek to provide a fair, reasonable and competitive level of base salary and cash incentives. The Compensation Committee recommended to increase the base salary of the Chief Executive Officer to $345,000 effective January 1, 2012 from $295,000 in 2011, with no change to the on-target cash incentives of 80% base salary; and to increase the base salary of the Chief Financial Officer to $250,000, effective January 1, 2012 from $225,000 in 2011.  In November 2011, the Board approved the Chief Executive Officer and Chief Financial Officer recommendations of the Compensation Committee.

Cash Bonus – While we believe that the provision of short-term cash incentives is important to aligning the interests of executive officers and stockholders, and to the rewarding of performance, we also take into account the overall financial situation of the Company.   The cash bonuses paid in 2011 were based on pre-determined or specific corporate or individual performance targets.  Bonus payouts for performance in the year ended December 31, 2011 were calculated based on EBITDA, a non-U.S. generally accepted accounting principles (GAAP) financial measure, which represents net income (loss) adjusted for (i) interest expense, net of interest income, (ii) income tax provision (benefit) and (iii) depreciation and amortization.. The range of potential payouts was from 0% to 200% of the on-target bonus amount, depending upon the level of revenue achieved and achieving a positive EBITDA.

The performance targets for a 100% bonus payout for the first half of 2011 included a revenue measure of $11.1 million and positive EBITDA.  The bonus amount was increased or decreased if the revenue achieved was more or less than the target, respectively, with no bonus if revenue was below $7.8 million for the first half of 2011.  Without positive EBITDA for either of the first or second quarter of 2011, the calculated bonus would be reduced by 75%.  The performance targets for a 100% bonus payout for the second half of 2011 included a revenue measure of $18.4 million and positive EBITDA.  The targets were based on the Company’s financial plan for 2011, which included approximately 50% revenue growth for 2011, or revenue of $30 million, and approximately break-even operating results.  Because a greater portion of 2011 revenue was planned for the second half of 2011, as compared with the first half of 2011, a greater portion of the full-year on-target bonus was allocated to the second half of 2011.  37% of the on-target bonus was assigned to the first half of 2011 and the remaining 63% was assigned to the second half of 2011 to align the cash incentives with expected higher revenue in the second half of 2011. The bonus amount was increased or decreased if the revenue achieved was more or less than the target, respectively, with no bonus if revenue was below $13.2 million for the second half of 2011.  Without positive EBITDA for either of the third or fourth quarter of 2011, the calculated bonus would be reduced by 75%.  The Chief Executive Officer and Chief Financial Officer were eligible for a target bonus of 80% and 60% of base salary, respectively, for each half year of 2011.  For 2011, the on-target cash compensation, combining base salary and cash incentives, was based on 50th percentile of benchmark survey completed in 2010.

149% and 151% of the established revenue targets were achieved in the first and second halves of 2011, respectively, and this achievement resulted in 2011 bonus payouts at or near the calculated 200% cap on bonus payments.  The bonus to the Chief Executive Officer was $173,521 and $297,360 for the first and second halves of 2011, respectively.  The bonus to the Chief Financial Officer was $99,260 and $170,100 for the first and second halves of 2011, respectively.  The bonuses for the Chief Executive Officer and Chief Financial Officer were 199% and 200%, respectively, of the calculated on-target bonus for the first and second halves of 2011. The 2011 bonus plan provided for greater bonuses in the event that revenue exceeded established targets; that is, up to 200% of the on-target bonus could be paid, if revenue exceeded the target by 150% or more. With revenue at 149% and 151% of targets for the first and second halves of 2011, respectively, the calculated bonuses were near the cap and at the 200% cap in the first and second halves of 2011, respectively.  The respective bonuses were greater for the second half of 2011, reflecting the 37% and 63% assignment of the on-target bonuses to the first and second halves of 2011, respectively, which was consistent with the expectations for greater revenue in the second half of 2011 as compared with the first half of 2011.

The Compensation Committee established target cash bonus incentives for 2012 based on the Compensia, Inc. Survey conducted in 2011.  For 2012, the Chief Executive Officer and Chief Financial Officer are eligible for a target bonus of 80% and 60% of base salary, respectively. After consideration of the Compensation Assessment prepared by Compensia, our Compensation Committee elected to target total cash compensation, including base salary and cash incentives, at or above the 50th percentile because our revenue growth has exceeded that of most of the companies in the peer group during comparable periods.  No change was made to the cash incentives as a percentage of base salary for the Chief Executive Officer and Chief Financial Officer for 2012 as compared with 2011, which remained 80% and 60%, respectively.

Equity Incentive – We utilize stock options and restricted stock as the primary methods of equity participation for our executive officers. Equity awards are intended to reward and recognize long-term contribution to the stockholders.  We determine option and restricted stock grants with reference to our own capitalization structure, the Compensation Assessment prepared by Compensia and to internally generated benchmarks that we have established to determine appropriate levels of equity awards for our employees.  Because of the long-term nature of this incentive, the awards were evaluated over a multiyear period.  The Compensation Assessment included an analysis of long-term equity incentives based on a survey of unnamed companies.  The analysis estimated that one share of restricted stock was approximately equivalent to an option to purchase two shares of the Company’s common stock.

In November 2011, the Board approved restricted stock grants of 30,000 and 15,000 shares to the Chief Executive Officer and Chief Financial Officer, respectively.  These grants were the outcome of the regular periodic review of executive compensation and were at the 50th percentile of the survey of unnamed companies included in the Compensation Assessment.  The grant amounts were for fewer shares than granted to the Chief Executive Officer and Chief Financial Officer in prior years due, in part, to the greater contemporaneous value of the Company’s common stock at the date of grant.

Benefits – We provide a competitive range of health and other benefit programs to our executive officers.  These are provided on the same basis to executive officers and other employees in the United States.  These include health and dental insurance, life and disability insurance and a 401(k) plan. Our employees in Sweden receive benefits at levels that are customary to the country.

Severance and Change of Control – Under provisions of our Chief Executive Officer’s and Chief Financial Officer’s employment agreements, in the event of a termination of employment for reasons other than cause, these officers are entitled to receive salary payments and continuation of certain healthcare benefits for six months together with all bonuses awarded during the prior calendar year, if not yet paid, and a pro-rated bonus for the calendar year in which his employment is terminated.  In the event of a change of control of the Company, the unvested portion of the November 2011 restricted stock grants held by our Chief Executive Officer and our Chief Financial Officer will immediately become fully vested.  Additionally, in the event of an actual or constructive termination of employment of our Chief Executive Officer or Chief Financial Officer, as described below under “Employment, Severance, Separation and Change of Control Agreements,” other than for cause, within twelve months after a change of control of the Company, the unvested portion of any other outstanding equity awards held by our Chief Executive Officer and our Chief Financial Officer will immediately become fully vested.  We entered into these arrangements to attract and retain the service of our executive officers.

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

Risk Considerations in our Compensation Program

Our Compensation Committee has addressed the concept of risk as it relates to our compensation program and the Compensation Committee does not believe our compensation program encourages excessive or inappropriate risk taking for the following reasons:

•
We structure our pay to consist of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income regardless of Procera’s stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. The variable (cash bonus and equity) portions of compensation are designed to reward both short- and long-term corporate performance. For short-term performance, our cash bonus is awarded based on semi-annual targets for revenue and positive EBITDA. For long-term performance, our stock option awards generally vest over four years and are only valuable if our stock price increases over time; restricted stock awards vest in three years. We believe that these variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

•
Because positive EBITDA is a key performance measure for determining incentive payments, we believe our executives are encouraged to take a balanced approach that focuses on corporate profitability, and not just revenue targets alone, which by itself could incentivize management to drive sales levels without regard to cost structure. If we are not profitable, there are minimal payouts under the bonus program.

•	We cap our cash bonus at 2x of the target payout, which we believe also mitigates excessive risk taking. Even if the Company dramatically exceeds its targets, bonus payouts are limited.

•
We believe that our focus on positive EBITDA (through our cash bonus program) and stock price performance (through our equity compensation program) provides a check on excessive risk taking. That is, even if our executives could inappropriately increase EBITDA by excessive expense reductions or by abandoning less profitable revenue sources, this would be detrimental to the Company in the long run and could ultimately harm our stock price and the value of their equity awards. Likewise, if our executives were to add revenue sources at low margins in order to generate a higher growth company multiple and increased stock prices, it could decrease EBITDA and the value of their cash bonus payments.

•	Our bonus program has been structured around revenue and EBITDA for the past several years and we have seen no evidence that it encourages unnecessary or excessive risk taking.

Summary Compensation Table

The following table shows for the years ended December 31, 2011, 2010 and 2009, compensation awarded to or paid to, or earned by, the Company’s Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). In 2011, we did not have any executive officers other than our Chief Executive Officer and Chief Financial Officer.

Summary Compensation Table for 2011

Name and Principal		Salary	Bonus	Option Awards(1)	Stock Awards(1)	Non-Equity Incentive Plan Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
James F. Brear,	2011	295,000	--	--	447,900	470,881	1,213,781
President and	2010	295,000	22,441	--	212,000	90,745	620,186
Chief Executive Officer	2009	275,000	17,862	178,400	--	161,454	632,716

Charles Constanti,	2011	225,000	--	--	223,950	269,360	718,310
Chief Financial Officer(2)	2010	225,000	13,692	--	106,000	55,370	400,062
	2009	144,886	--	479,100	--	92,406	716,392

(1)
The amounts in this column reflect the full grant date fair value for the years ended December 31, 2011, 2010 and 2009, in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718 (“ASC 718”).   These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.  Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the year ended December 31, 2011 and in our discussion of Stock-Based Compensation in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Original Report.

(2)	Mr. Constanti’s salary reported for 2009 reflects his salary for the partial year May 11, 2009 through December 31, 2009.

Grants of Plan-Based Awards

The following table shows for the year ended December 31, 2011 certain information regarding grants of plan-based awards to the Named Executive Officers.

Grants of Plan-Based Awards in 2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards(1)
Name	Grant Date	Threshold($)	Target($)	Maximum($)	(#)		($)
James F. Brear	11/10/11	--	--	--	30,000	(2)	447,900
	N/A	29,500	236,000	472,000	--		--
Charles Constanti	11/10/11	--	--	--	15,000	(3)	223,950
	N/A	16,875	135,000	270,000	--		--

(1)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under ASC 718.

(2)
The shares included in this restricted stock grant shall vest in three years from the date of grant, as long as Mr. Brear remains in continuous service with the Company (as defined in the Company’s 2007 Equity Incentive Plan (the “Plan”)).

(3)	The shares included in this restricted stock grant shall vest in three years from the date of grant, as long as Mr. Constanti remains in continuous service with the Company (as defined in the Plan).

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

Employment, Severance, Separation and Change of Control Agreements

We have entered into the following employment arrangements with each of the Named Executive Officers.

James F. Brear  On February 11, 2008, the Company entered into an executive employment agreement with James F. Brear as Chief Executive Officer, President and a member of the Board.  Pursuant to this agreement, a specified starting salary and bonus was set for Mr. Brear, each subject to annual review and increases at the discretion of the Board. Effective January 1, 2012, Mr. Brear’s annual base salary was increased to $345,000 from $295,000 in 2011.  For 2011 and 2012, Mr. Brear’s on-target annual discretionary performance bonus was and will be equal to 80% of his respective annual base salary.

With the hiring of Mr. Brear in February 2008, the Company granted Mr. Brear an option to purchase 225,000 shares of the Company’s common stock and in November 2009 the Company granted Mr. Brear an option to purchase 50,000 shares of the Company’s common stock.  These options shall vest over four years, with 25% of the shares vesting in one year and the remaining shares vesting in 36 equal monthly installments thereafter. In December 2010, the Company granted Mr. Brear 40,000 shares of restricted stock that shall vest in three years.  In November 2011, the Company granted Mr. Brear 30,000 shares of restricted stock that shall vest in three years.

Under Mr. Brear’s employment agreement, either the Company or Mr. Brear may terminate his employment at any time.  If the Company terminates Mr. Brear’s employment without cause or Mr. Brear terminates his employment with good reason, the Company will be obligated to pay Mr. Brear severance equal to six months of his then current base salary, the maintenance of health insurance coverage for Mr. Brear and his eligible dependents for a period of six months, the full amount of any annual bonus awarded for the completed year preceding termination if not already paid, and a pro-rated annual bonus for the calendar year in which his employment terminates.  If the Company terminates Mr. Brear’s employment without cause or Mr. Brear terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Brear prior to his termination will immediately become fully vested.

Charles Constanti  On April 27, 2009, the Company entered into an executive employment agreement with Charles Constanti as Chief Financial Officer with employment commencing May 11, 2009.  Pursuant to this agreement, a specified starting salary and bonus was set for Mr. Constanti, each subject to annual review and increases at the discretion of the Board.   Effective January 1, 2012, Mr. Constanti’s annual base salary was increased to $250,000 from $225,000 in 2011.  For 2011 and 2012, Mr. Constanti’s on-target annual discretionary performance bonus was and will be equal to 60% of his respective annual base salary.

With the hiring of Mr. Constanti in May 2009, the Company granted Mr. Constanti an option to purchase 100,000 shares of the Company’s common stock.  This option shall vest over four years, with 25% of the shares vesting in one year and the remaining shares vesting in 36 equal monthly installments thereafter.  In December 2010, the Company granted Mr. Constanti 20,000 shares of restricted stock that shall vest in three years.  In November 2011, the Company granted Mr. Constanti 15,000 shares of restricted stock that shall vest in three years.

Under Mr. Constanti’s employment agreement, either the Company or Mr. Constanti may terminate his employment at any time.  If the Company terminates Mr. Constanti’s employment without cause or Mr. Constanti terminates his employment with good reason, the Company will be obligated to pay Mr. Constanti severance equal to six months of his then current base salary, the maintenance of health insurance coverage for Mr. Constanti and his eligible dependents for a period of six months, the full amount of any annual bonus awarded for the completed year preceding termination if not already paid, and a pro-rated annual bonus for the calendar year in which his employment terminates.  If the Company terminates Mr. Constanti’s employment without cause or Mr. Constanti terminates his employment with good reason within twelve months after a change in control, the unvested portion of any equity awards granted to Mr. Constanti prior to his termination will immediately become fully vested.

Potential Payouts upon Termination or Change of Control

Other than the provisions of the executive severance benefits to which our Named Executive Officers would be entitled to at December 31, 2011 as set forth above, and the acceleration provisions of our Named Executive Officers’ November 2011 restricted stock awards, the Company has no liabilities under termination or change of control conditions.  We do not have a formal policy to determine executive severance benefits.  Each executive severance arrangement is negotiated on an individual basis.  If our Chief Executive Officer and our Chief Financial Officer were terminated without cause or terminated his employment with good reason on December 31, 2011, each would be entitled to (i) severance equal to six months of base salary, or $147,500 and $112,500, respectively, as well as (ii) a cash bonus for the second half of 2011 of $297,360 and $170,100, respectively, representing the then-unpaid portion of earned annual bonus.

Under the terms of equity award agreements with our named executive officers, the value of equity award acceleration, in the event of a change of control of Procera and termination without cause or termination for good reason, as of December 31, 2011, is valued at $1,357,951 for Mr. Brear and $852,720 for Mr. Constanti.   The amounts computed assume the termination was effective as of December 31, 2011 and that all eligibility requirements under the equity award agreement were met.  The values represent the portions of the restricted stock and stock options that are assumed to be accelerated, calculated based on the intrinsic value of the equity awards at the closing price of Procera common stock of $15.58 on December 30, 2011, the last trading day of Procera common stock in 2011.

Outstanding Equity Awards at Fiscal Year End

The following table shows, for the year ended December 31, 2011, certain information regarding outstanding equity awards at year-end for the Named Executive Officers.

Outstanding Equity Awards At December 31, 2011

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James F. Brear	205,625	(1)	9,375	(1)	14.10	02/11/2018	--		--
	17,792	(2)	23,958	(2)	5.00	11/12/2019	--		--
							40,000	(3)	212,000
							30,000	(4)	447,900
Charles Constanti	64,583	(5)	35,417	(5)	6.90	05/20/2019	--		--
							20,000	(3)	106,000
							15,000	(4)	223,950

(1)	The option vested as to 1/4 of the shares on the first anniversary of the vesting commencement date of February 12, 2008 and 1/48 per month thereafter until fully vested.

(2)	The option vested as to 1/4 of the shares on the first anniversary of the vesting commencement date of November 13, 2009 and 1/48 per month thereafter until fully vested.

(3)	The restricted shares shall vest in a single installment on December 6, 2013, the third anniversary of the grant date of the award.

(4)	The restricted shares shall vest in a single installment on November 10, 2014, the third anniversary of the grant date of the award.

(5)	The option vested as to 1/4 of the shares on the first anniversary of the vesting commencement date of May 21, 2009 and 1/48 per month thereafter until fully vested.

Option Exercises and Stock Vested

The following table presents information concerning the options exercised and stock vested during fiscal year 2011 for the Named Executive Officers.

Option Exercises and Stock Vested in 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James F. Brear	18,250	95,791	--	--
Charles Constanti	--	--	--	--

Director Compensation

The elements of director compensation are intended to recognize the responsibilities for committee participation and general board meeting demands as well as compensate for meeting attendance and committee participation and provide equity incentives.  A combination of equity awards and fees are used to compensate non-employee directors for their service on the Board.

Directors who are also Procera’s employees received no additional compensation for serving on the Board during 2011.  Each of our non-employee directors, with the exception of Mr. Pugerude, received an annual retainer of $30,000.  The chair of each of the Audit, Compensation and Nominating and Corporate Governance Committees received an additional annual retainer of $5,000, $5,000 and $2,500, respectively.  In addition, the Compensation Committee approved an additional annual retainer of $10,000 for our Chairman of the Board.  All annual compensation amounts are earned on a quarterly basis.  Each director also receives $1,000 for attending each Board or Committee meeting in person or $500 for attending telephonically.  For the first three quarters of 2011, with the exception of Mr. Pugerude, the annual retainer, meeting fees and additional annual retainers for service as chair of a committee and Chairman of the Board were paid in shares of restricted stock.  Starting in the fourth quarter of 2011, compensation for meeting fees and additional retainers for service as chairman was payable in cash, with the first such cash payment made on January 3, 2012, while the fourth quarter portion of the annual retainer continued to be paid in shares of restricted stock.

Procera also reimbursed non-employee directors for travel and other expenses incurred in connection with attending meetings of the Board.

2011 Director Compensation.  In 2011, with the exception of Mr. Pugerude, non-employee director compensation included regular restricted stock grants, which vest on the one year anniversary of the date of grant, with a total value of $30,000, granted quarterly as shares of restricted stock having a value of $7,500, with the quantity of shares measured based on the closing price on the date of grant, for each quarter of service provided.  In addition, for the first three quarters of 2011, the non-employee directors received fees consisting of additional restricted stock grants for attendance of meetings and service as the Chairman of the Board or Chairman of a Board Committee.  Starting in the fourth quarter of 2011, such additional fees were payable in cash, in arrears, on the first business day of each quarter, with the first such payment on January 3, 2012. The established fees were as follows:

Description	Fee per Director
Membership on the Board	$2,500 quarterly
Chairman of the Board	$2,500 quarterly
Chairman of the Audit Committee	$1,250 quarterly
Chairman of the Compensation Committee	$1,250 quarterly
Chairman of the Nominating and Corporate Governance Committee	$625 quarterly
Each meeting attended in-person	$1,000 per meeting
Each meeting attended by phone	$500 per meeting

Procera reimbursed directors for travel and other expenses incurred in connection with attending meetings of the Board.

Directors who are also Procera’s employees received no additional compensation for serving on the Board during 2011.  The Chief Executive Officer was the only employee who served as a director in 2011.  Mr. Pugerude, the director nominated for election to our Board in connection with the Master OEM Purchase and Sales Agreement with GENBAND, received no fees for his service in 2011.

2012 Director Compensation.  For 2012, effective as of the date of the 2012 Annual Meeting of Stockholders, non-employee director compensation, with the exception of Mr. Pugerude, shall include regular restricted stock grants with a total value of $45,000 per year, granted following election, with the quantity of shares measured based on the closing price on the date of grant. One quarter of the shares will vest on the first business day of each succeeding quarter. In addition, there shall be additional fees, paid in cash, for attendance of meetings and service as the Chairman of the Board or Chairman of a Board Committee. The established fees are as follows:

Description	Fee per Director
Chairman of the Board	$2,500 quarterly
Chairman of the Audit Committee	$1,250 quarterly
Chairman of the Compensation Committee	$1,250 quarterly
Chairman of the Nominating and Corporate Governance Committee	$625 quarterly
Each meeting attended in-person	$1,000 per meeting
Each meeting attended by phone	$500 per meeting

The following table shows compensation information for non-employee directors of the Company for the year ended December 31, 2011.

Director Compensation for 2011

Name	Fees Earned or Paid in Cash		Stock Awards(1)(2)	Option Awards(3)	All Other Compensation		Total
	($)		($)	($)	($)		($)
Scott McClendon	6,000		44,979	--	--		50,979

Staffan Hillberg	4,127		38,856	--	12,700	(4)	55,683

Mary Losty	4,000		39,480	--	--		43,480

Mark Pugerude	--	(5)	--	--	--		--

Thomas Saponas	5,250		42,235	--	--		47,485

William Slavin	4,000		38,485	--	--		42,485

Paul Stich	4,750		43,734	--	--		48,484

(1)
The amounts in this column are determined by computing the fair value of each award on the grant date in accordance with ASC 718.  Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the year ended December 31, 2011 and in our discussion of Stock-Based Compensation in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Original Report.

(2)
The following number of shares of stock were outstanding as of December 31, 2011: Mr. McClendon – 22,512 shares; Mr. Hillberg – 5,451 shares; Ms. Losty – 157,405 shares; Mr. Pugerude – 0 shares; Mr. Saponas– 102,229 shares; Mr. Slavin – 5,102 shares; and Mr. Stich – 5,991 shares.

(3)
Options exercisable for the following number of shares were outstanding as of December 31, 2011: Mr. McClendon – 35,071 shares; Mr. Hillberg – 22,142 shares; Ms. Losty – 16,055 shares; Mr. Pugerude – 0 shares; Mr. Saponas – 32,650 shares; Mr. Slavin – 5,000 shares; and Mr. Stich – 10,735 shares.

(4)	As the Chairman of the Board of the Company’s wholly owned Swedish subsidiary, Mr. Hillberg receives $12,700 in annual compensation.

(5)	Mr. Pugerude, the director nominated for election to our Board in connection with the Master OEM Purchase and Sales Agreement with GENBAND, received no fees for his service to the Board in 2011.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of three (3) directors, each of whom is a non-employee director: Mr. McClendon, Mr. Saponas and Mr. Hillberg.  None of the aforementioned individuals was, during 2011, an officer or employee of Procera, was formerly an officer of Procera or had any relationship requiring disclosure by Procera under Item 404 of Regulation S-K.  No interlocking relationship, as described in Item 407(e)(4) of Regulation S-K, exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Compensation Committee Report1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained herein.  Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Mr. Scott McClendon
Mr. Thomas Saponas
Mr. Staffan Hillberg

1
The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the Securities and Exchange Commission and is not deemed to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	1,197,561	(1)	$10.35	228,574	(2)

Equity compensation plans not approved by stockholders	85,261	(3)	$7.75	--

Total:	1,282,822		$10.18	228,574

(1)	Includes unexercised options issued pursuant to our Plan.

(2)	Includes unissued options available pursuant to our Plan.

(3)	Includes:
(i)
19,999 shares subject to a warrant granted on July 16, 2007 to a group of placement agents for fees associated with our July 2007 private placement financing with an exercise price of $20.00 and an expiration date of July 17, 2012.

(ii)
15,262 shares subject to a warrant granted on June 3, 2009 to a group of placement agents for fees associated with our May 2009 private placement financing with an exercise price of $4.00 and an expiration date of June 2, 2012.

(iii)
50,000 shares subject to a warrant granted on December 10, 2009 pursuant to a Loan and Security Agreement with Silicon Valley Bank with an exercise price of $4.00 and an expiration date of December 10, 2016.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2012 by:  (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.  Unless otherwise indicated, the address for each of the beneficial owners in the table below is c/o Procera Networks, Inc., 4121 Clipper Court, Fremont, California  94538.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
Scott McClendon (2)	57,583	*
James F. Brear (3)	288,750	1.95%
Staffan Hillberg (4)	22,593	*
Mary Losty (5)	173,460	1.18%
Mark Pugerude	0	*
Thomas Saponas (6)	134,879	*
William Slavin (7)	10,102	*
Paul Stich (8)	16,726	*
Charles Constanti (9)	110,300	*
All executive officers and directors as a group (9 persons) (10)	814,393	5.46%
Wall Street Associates, LLC (11)	1,075,886	7.30%

*	Less than one percent.

(1)
This table is based upon information supplied by officers and directors.  Information about principal stockholders is based solely on a Schedule 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 14,744,567 shares outstanding on March 31, 2012, adjusted as required by rules promulgated by the SEC.  Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2012 are deemed to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)
Represents 16,142 shares of the Company’s common stock purchased in open market transactions, 6,370 shares of restricted stock, and non-qualified options to purchase 35,071 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(3)
Represents 70,000 shares of restricted stock, non-qualified options to purchase 190,382 shares of the Company’s common stock and incentive stock options to acquire 28,368 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(4)	Represents 5,451 shares of restricted stock and non-qualified options to purchase 17,142 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(5)
Represents 150,000 shares of the Company’s common stock acquired in our November 2006 private placement sale, 1,050 shares of the Company’s common stock purchased in open market transactions, 1,005 shares of the Company’s common stock acquired by a net exercise of a November 30, 2006 warrant, 5,350 shares of restricted stock and non-qualified options to purchase 16,055 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(6)
Represents 85,470 shares of the Company’s common stock acquired in the Company’s September 2008 private placement sale, 100 shares of the Company’s common stock purchased in open market transactions, 10,766 shares of the Company’s common stock purchased in a private transaction, 5,893 shares of restricted stock, and non-qualified options to purchase 32,650 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(7)	Represents 5,102 shares of restricted stock and non-qualified options to purchase 5,000 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(8)	Represents 5,991 shares of restricted stock and non-qualified options to purchase 10,735 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(9)
Represents 35,000 shares of restricted stock, 300 shares of the Company’s common stock purchased in open market transactions, non-qualified options to purchase 35,598 shares of the Company’s common stock and incentive stock options to acquire 39,402 shares of the Company’s common stock that are exercisable in whole or in part within 60 days of March 31, 2012.

(10)
Includes shares which executive officers and directors of the Company have the right to acquire within 60 days after the date of this table pursuant to outstanding options described in the notes above.

(11)
This information is based solely on a Schedule 13G filed with the SEC on February 14, 2012, by Wall Street Associates, LLC, reporting its beneficial ownership as of December 31, 2011.  The Schedule 13G reports that Wall Street Associates, LLC has sole voting power with respect to 553,986 shares and sole dispositive power with respect to 1,075,886 shares.  Wall Street Associates, LLC is located at 1200 Prospect Street, Suite 100, La Jolla, CA  92037.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

Related-Person Transactions policy and Procedures

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions, including the Sarbanes-Oxley Act of 2002. A related-person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. Under its charter, our Audit Committee is charged with reviewing and approving all related-person transactions as required by NASDAQ rules. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Certain Related-Person Transactions

Since January 1, 2011, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the following transactions:

Master OEM Purchase and Sales Agreement

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement with GENBAND, pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from Procera.  In conjunction with this agreement, in June 2011, the Board nominated and the Company’s stockholders elected, Mark Pugerude, President of Global Sales and Business Development of GENBAND, as a director of the Company.

During the year ended December 31, 2011, the Company recognized revenue of approximately $0.9 million on sales to GENBAND.  At December 31, 2011, the Company had accounts receivable of approximately $0.1 million from GENBAND.

Employment Agreements

Information on our executives employment agreements is located under the caption, “Employment, Severance, Separation and Change of Control Agreements” above.

Director and Officer Indemnification Agreements

In addition to the indemnification provisions contained in our articles of incorporation and bylaws, we generally enter into separate indemnification agreements with our directors and officers.  These agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us.  We also intend to enter into these agreements with our future directors and executive officers.

Company Policy Regarding Related-Person Transactions

It is our policy that the Audit Committee approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them or in which they have a substantial ownership interest in which the amount involved exceeds $120,000 and that are otherwise reportable under SEC disclosure rules.  Such transactions include employment of immediate family members of any director or executive officer.  Management advises the Audit Committee on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.  The Company has not yet adopted a written related-person transactions policy.

Independence of the Board of Directors

As required under The NASDAQ Stock Market LLC (the “NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors.  The Board consults with the Company’s outside counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six (6) directors are independent directors within the meaning of the applicable NASDAQ listing standards:  Mr. McClendon, Mr. Hillberg, Ms. Losty, Mr. Saponas, Mr. Slavin and Mr. Stich.  In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.  In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf. Specifically, the Board considered the following information:

•
In November 2006, Ms. Losty purchased shares of our equity securities in a private placement financing and was granted warrants associated with this financing.  Ms. Losty was appointed to the Board in March 2007.

•
On September 16, 2008, the Company closed a private placement sale of 524,466 shares of its common stock at prices of $11.00 and $11.70 on a post-reverse split basis.  Mr. Saponas invested $1 million in this private placement at a price of $11.70 per share on a post-reverse split basis.

Mr. Brear, the Company’s President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.  Mr. Pugerude is President of Global Sales and Business Development of GENBAND and our former director, Charles Vogt, is President and Chief Executive Officer of GENBAND. Neither is or was an independent director because GENBAND is a company with which Procera has entered into a Master OEM Purchase and Sales Agreement, as described above.

The Board has determined that each member of each committee meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and December 31, 2010 by PMB Helin Donovan, LLP, the Company’s principal accountant for the two fiscal years ended December 31, 2011.

	Fiscal Year Ended
	2011	2010
Audit Fees (1)	$239,831	$172,618
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees (2)	30,000	18,100
Total Fees	$269,831	$190,718

(1)
Includes fees for the audit of the annual financial statements included in our Form 10-K and the review of interim financial statements included on Forms 10-Q by our principal accounting firms and the annual review of Sarbanes-Oxley 404 implementation.

(2)	Includes fees for the preparation and review of our Form S-8, Form S-3, proxy statement, Forms 8-K and SEC comment letters, as required.

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures.

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

All fees paid to PMB Helin Donovan for 2011 and 2010 were pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           Financial Statements

See Index to Consolidated Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

(b)           Financial Statement Schedules

The following financial statement schedule was filed as part of the registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012 and should be read in conjunction with the consolidated financials statements of the registrant included therein:

Schedule II: Valuation and Qualifying Accounts

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
10.1*‡ 2003 Stock Option Plan, included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2*‡ Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3*‡Executive Employment Agreement for James F. Brear, dated as of February 11, 2008, included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.4*‡ Executive Employment Agreement for Charles Constanti, dated as of April 27, 2009, included as Exhibit 10.1 to our form 8-K filed on April 30, 2009 and incorporated herein by reference.
10.5*‡ Form of Indemnity Agreement, included as Exhibit 10.6 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
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

10.14*‡ Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan), included as Exhibit 10.2 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.15*‡Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan), included as Exhibit 10.1 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.16*‡ Procera Networks, Inc. 2007 Equity Incentive Plan, included as Exhibit 10.1 to our form 8-K filed on June 17, 2011 and incorporated herein by reference.
10.17*   Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our form 8-K filed on February 8, 2012 and incorporated herein by reference.

21.1* List of Subsidiaries, included as Exhibit 21.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
23.1 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP, included as Exhibit 23.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
24.1* Power of Attorney, included on the signature page to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
31.1* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included as Exhibit 31.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.

31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included as Exhibit 31.2 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.

31.3 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, included as Exhibit 32.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.

101.INS*+ XBRL Instance Document, included as Exhibit 101.INS to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.SCH*+ XBRL Taxonomy Extension Schema, included as Exhibit 101.SCH to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.CAL*+ XBRL Taxonomy Extension Calculation Linkbase, included as Exhibit 101.CAL to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.LAB*+ XBRL Taxonomy Extension Label Linkbase, included as Exhibit 101.LAB to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.PRE*+ XBRL Taxonomy Extension Presentation Linkbase, included as Exhibit 101.PRE to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
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
†  Confidential treatment granted.
‡  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 6th day of April 2012.

Procera Networks, Inc.

Date: April 6, 2012	By:	/s/ James Brear
James Brear
President and Chief Executive Officer

Date: April 6, 2012	By:	/s/ Charles Constanti
Charles Constanti
Chief Financial Officer

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
10.1*‡ 2003 Stock Option Plan, included as Exhibit 10.1 to our form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2*‡ Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3*‡ Executive Employment Agreement for James F. Brear, dated as of February 11, 2008, included as Exhibit 10.2 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
10.4*‡ Executive Employment Agreement for Charles Constanti, dated as of April 27, 2009, included as Exhibit 10.1 to our form 8-K filed on April 30, 2009 and incorporated herein by reference.
10.5*‡ Form of Indemnity Agreement, included as Exhibit 10.6 to our form 10-Q filed on August 12, 2009 and incorporated herein by reference.
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

10.14*‡ Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan), included as Exhibit 10.2 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.15*‡ Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan), included as Exhibit 10.1 to our form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.16*‡ Procera Networks, Inc. 2007 Equity Incentive Plan, included as Exhibit 10.1 to our form 8-K filed on June 17, 2011 and incorporated herein by reference.
10.17*   Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our form 8-K filed on February 8, 2012 and incorporated herein by reference.

21.1* List of Subsidiaries, included as Exhibit 21.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
23.1 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP, included as Exhibit 23.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
24.1* Power of Attorney, included on the signature page to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
31.1* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included as Exhibit 31.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.

31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included as Exhibit 31.2 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.

31.3 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, included as Exhibit 32.1 to our form 10-K filed on March 15, 2012 and incorporated herein by reference.

101.INS*+ XBRL Instance Document, included as Exhibit 101.INS to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.SCH*+ XBRL Taxonomy Extension Schema, included as Exhibit 101.SCH to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.CAL*+ XBRL Taxonomy Extension Calculation Linkbase, included as Exhibit 101.CAL to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.LAB*+ XBRL Taxonomy Extension Label Linkbase, included as Exhibit 101.LAB to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
101.PRE*+ XBRL Taxonomy Extension Presentation Linkbase, included as Exhibit 101.PRE to our form 10-K filed on March 15, 2012 and incorporated herein by reference.
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
†  Confidential treatment granted.
‡  Indicates management contract or compensatory plan or arrangement.