Form 10-Q
period 2012-03-31
PROCERA NETWORKS INC
filed 2012-05-10
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, the registrant had 19,262,405 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2012	2011
	(unaudited)	(note)
ASSETS
Current Assets:
Cash and cash equivalents	$27,991	$23,900
Short-term investments	13,223	13,504
Accounts receivable, net	8,355	11,403
Inventories, net	8,412	7,625
Prepaid expenses and other	1,146	938
Total current assets	59,127	57,370

Property and equipment, net	1,875	1,806
Goodwill	960	960
Other non-current assets	20	20
Total assets	$61,982	$60,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,082	$3,366
Deferred revenue	5,368	5,505
Accrued liabilities	3,640	3,845
Total current liabilities	12,090	12,716

Non-current liabilities:
Deferred revenue	1,067	873
Total liabilities	13,157	13,589

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 14,754 and 14,628 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	15	15
Additional paid-in capital	106,751	105,205
Accumulated other comprehensive loss	(257)	(390)
Accumulated deficit	(57,684)	(58,263)
Total stockholders’ equity	48,825	46,567
Total liabilities and stockholders’ equity	$61,982	$60,156

Note: Amounts have been derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Sales:
Product sales	$9,829	$5,616
Support sales	2,503	1,307
Total net sales	12,332	6,923
Cost of sales:
Product cost of sales	3,447	2,584
Support cost of sales	222	136
Total cost of sales	3,669	2,720

Gross profit	8,663	4,203

Operating expenses:
Research and development	1,691	1,038
Sales and marketing	4,006	2,065
General and administrative	2,360	1,276
Total operating expenses	8,057	4,379

Income (loss) from operations	606	(176)
Interest and other income (expense), net	1	(30)

Income (loss) before income taxes	607	(206)
Income tax provision	28	24
Net income (loss)	$579	$(230)

Net income (loss) per share:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Shares used in computing net income (loss) per share:
Basic	14,547	11,277
Diluted	15,064	11,277

See accompanying notes to condensed consolidated financial statements.

Index

 Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$579	$(230)

Other comprehensive income, net of tax:
Unrealized loss on short-term investments	(1)	—
Foreign currency translation adjustments	134	88
Other comprehensive income	133	88
Comprehensive income (loss)	$712	$(142)

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$579	$(230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	133	92
Stock-based compensation expense:
Stock options	583	330
Restricted stock awards	128	35
Amortization of premium on investments	68	—
Provision for bad debts	6	—
Provision for excess and obsolete inventory	83	82
Changes in assets and liabilities:
Accounts receivable	3,185	2,531
Inventories	(838)	(148)
Prepaid expenses and other current assets	(198)	150
Accounts payable	200	(200)
Accrued liabilities and deferred rent	(254)	(147)
Deferred revenue	(28)	(101)
Net cash provided by operating activities	3,647	2,394

Cash flows from investing activities:
Purchase of property and equipment	(645)	(71)
Purchase of short-term investments	(4,538)	—
Sales of short-term investments	2,002	—
Maturities of short-term investments	2,750	—
Net cash used in investing activities	(431)	(71)

Cash flows from financing activities:
Proceeds from issuance of common stock	835	217
Cash paid for fractional shares	—	(1)
Proceeds from line of credit	—	717
Payments on line of credit	—	(1,718)
Net cash provided by (used in) financing activities	835	(785)

Effect of exchange rates on cash and cash equivalents	40	(48)

Net increase in cash and cash equivalents	4,091	1,490

Cash and cash equivalents, beginning of period	23,900	7,876

Cash and cash equivalents, end of period	$27,991	$9,366

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc. (“Procera” or the “Company”), is a leading provider of Intelligent Policy Enforcement (“IPE”), solutions based on Deep Packet Inspection technology, that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and currently trades on the NASDAQ Global Stock Market LLC under the trading symbol “PKT”. Prior to December 29, 2011, the Company’s common stock traded on the NYSE Amex Equities exchange under the same trading symbol.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2012, or any other future period. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012 as amended by Form 10-K/A, filed with the SEC on April 6, 2012.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2012 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

Index

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$11,219	$—	$—	$11,219
Certificate of deposit	800	—	—	800
Commercial paper	3,346	—	—	3,346
U.S. agency securities	3,380	2	—	3,382
Corporate bonds	5,699	—	(4)	5,695
Total investments	$24,444	$2	$(4)	$24,442

Reported as:
Cash equivalents	$11,219	$—	$—	$11,219
Short-term investments	13,225	2	(4)	13,223
Total investments	$24,444	$2	$(4)	$24,442

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$9,388	$—	$—	$9,388
Certificate of deposit	800	—	(1)	799
Commercial paper	3,247	—	—	3,247
U.S. agency securities	6,558	3	—	6,561
Corporate bonds	4,401	1	(4)	4,398
Total investments	$24,394	$4	$(5)	$24,393

Reported as:
Cash equivalents	$10,888	$1	$—	$10,889
Short-term investments	13,506	3	(5)	13,504
Total investments	$24,394	$4	$(5)	$24,393

As of March 31, 2012, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  None of our short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three months ended March 31, 2012.

The Company did not incur any material realized gains or losses in the three months ended March 31, 2012 and did not have short-term investments at March 31, 2011.  The cost of securities sold was determined based on the specific identification method.

4.	FAIR VALUE MEASUREMENTS

The fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and considers assumptions that market participants would use when pricing the asset or liability.

Index

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

The following is a summary of cash equivalents and short-term investments by type of instruments as of March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$11,219	$—	$—	$11,219
Certificates of deposit	—	800	—	800
Commercial paper	—	3,346	—	3,346
U.S. agency securities	—	3,382	—	3,382
Corporate bonds	—	5,695	—	5,695
Total assets measured at fair value	$11,219	$13,223	$—	$24,442

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$9,388	$—	$—	$9,388
Certificates of deposit	—	799	—	799
Commercial paper	—	3,247	—	3,247
U.S. agency securities	—	6,561	—	6,561
Corporate bonds	—	4,398	—	4,398
Total assets measured at fair value	$9,388	$15,005	$—	$24,393

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

During the three months ended March 31, 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

Account receivables at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$8,460	$11,501
Less: allowance for doubtful accounts	(105)	(98)
Total	$8,355	$11,403

Index

Inventories:

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$8,138	$7,386
Raw materials	274	239
Inventories, net	$8,412	$7,625

Accrued Liabilities:

Accrued liabilities at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Payroll and related	$1,702	$1,668
Warranty	501	565
Sales commissions	418	939
Professional services	213	181
Other	806	492
Total accrued liabilities	$3,640	$3,845

Warranty Reserve

The Company warrants its products against material defects for a specific period of time, generally twelve months. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty.  The amount of accrued estimated warranty costs is primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.

The following table summarizes warranty reserve activity during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Warranty accrual, beginning of period	$565	$531
Provision for current period sales	—	58
Deductions for warranty claims processed during the period	(64)	—
Warranty accrual, end of period	$501	$589

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Accumulated net unrealized loss on short-term investments	$(2)	$(1)
Accumulated foreign currency translation adjustments	(255)	(389)
Accumulated other comprehensive loss	$(257)	$(390)

Index

6.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issuable upon the exercise of outstanding stock options or warrants and the vesting of restricted stock awards (“RSAs”), which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options or warrants, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss)	$579	$(230)

Denominator:
Weighted average common shares - basic	14,547	11,277
Dilutive effect of employee equity incentive plans	483	—
Dilutive effect of warrants	34	—
Weighted average common shares - diluted	15,064	11,277

Net income (loss) per share:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Anti-dilutive securities:
Options and restricted stock	260	1,016
Warrants	20	306
Total anti-dilutive securities	280	1,322

7.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On April 25, 2012, the Company completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for a gross sales price of $94.5 million.  The Company received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.  The underwriters have an option to purchase up to an additional 675,000 shares of common stock which expires on May 19, 2012. All of the shares in the offering are being sold by the Company.

On June 24, 2011, the Company completed a registered offering of 3.0 million shares of common stock, which included the exercise in full of the underwriters’ overallotment option to purchase 394,800 shares of common stock.  The shares were sold to the public at $9.50 per share for a gross sales price of $28.8 million.  The Company received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.

Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012		2011
	Number of Shares	Weighted Average Purchase Price	Number Of Shares	Weighted Average Purchase Price
Outstanding at the beginning of the period	85	$7.75	409	$8.39
Exercised	(55)	4.00	(102)	4.00
Cancelled or expired	—	—	(1)	4.00
Outstanding at the end of the end of the period	30	$14.72	306	$9.88

Index

The following table summarizes the outstanding warrants for our common stock issued in conjunction with raising capital as of March 31, 2012 (in thousands, except exercise prices and years):

Date of Grant	Shares Outstanding and Exercisable	Expiration Date	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
July 2007	20	July 2012	0.30	$20.00
June 2009	10	June 2012	0.18	4.00
	30		0.26	$14.72

Equity Incentive Plan Activity

The Company has an equity incentive plan that provides for the grant of incentive stock options and restricted stock awards to eligible employees.  As of March 31, 2012, 183,845 shares were available for future grant under the Plan.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,198	$10.35	975	$8.93
Granted	65	19.16	53	9.18
Exercised	(78)	10.36	(2)	4.96
Cancelled	(24)	11.39	(10)	4.79
Outstanding at the end of the period	1,161	$10.87	1,016	$9.01
Vested and expected to vest at the end of the period	1,114	$10.79	979	$9.10
Exercisable at the end of the period	689	$10.42	640	$9.91

As of March 31, 2012, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $13.4 million, $13.0 million and $8.3 million, respectively. As of March 31, 2012, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 7.13 years, 7.04 years and 5.89 years, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $0.7 million and $9,252, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of March 31, 2012 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 4.30 – $ 5.80	282	7.57	$5.06	164	$5.02
6.00 – 9.72	271	6.30	7.77	198	7.59
9.93 – 14.49	306	6.22	13.08	253	13.66
14.50 – 33.50	302	8.52	16.85	74	18.79
$ 4.30 – $ 33.50	1,161	7.13	$10.87	689	$10.42

Index

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	136	$9.24	60	$5.30
Granted	3	15.64	10	6.40
Vested	(10)	6.40	—	—
Outstanding at the end of the period	129	$9.61	70	$5.46

The weighted average remaining contractual term for the RSAs outstanding as of March 31, 2012 was 2.18 years. As of March 31, 2012, the aggregate pre-tax intrinsic value of RSAs outstanding was $2.9 million. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $22.36 on March 31, 2012.

The aggregate pre-tax intrinsic value of RSAs vested during the three months ended March 31, 2012 was $0.2 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release. No RSAs vested during the three months ended March 31, 2011.

8.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$34	$25
Research and development	97	43
Sales and marketing	322	109
General and administrative	258	188
Total stock-based compensation expense	$711	$365

No income tax benefits were recognized in the three months ended March 31, 2012 due to operating loss carry-forwards available to offset current income.  No income tax benefits were recognized in the three months ended March 31, 2011 due to losses incurred.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of March 31, 2012, total unrecognized compensation cost related to unvested stock options was $3.4 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 3.20 years, and total unrecognized compensation cost related to non-vested RSAs was $0.8 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.14 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each RSA is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected term (years)	4.80	4.80
Expected volatility	72.0%	68.1%
Risk-free interest rate	1.02%	1.52%
Expected dividend yield	—%	—%

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 and 2011 was $9.54 and $3.98, respectively

Index

The Company calculated the expected term of stock options granted using historical exercise data.  The Company used the number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates) adjusted as appropriate. Expected volatilities were estimated using the historical share price performance over a period equivalent to the expected term of the option.  The risk-free interest rate for a period equivalent to the expected term of the option was extrapolated from the U.S. Treasury yield curve in effect at the time of the grant. The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

9.	RELATED PARTY TRANSACTIONS

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”), pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from Procera.  Pursuant to this agreement, the Company’s Board of Directors supported the election of Mark Pugerude, President of Global Sales and Business Development of GENBAND, as a director of the Company.

During the three months ended March 31, 2012 and 2011, the Company recognized revenue of approximately $0.4 million and $0.5 million, respectively, on sales to GENBAND.  At March 31, 2012 and December 31, 2011, the Company had accounts receivable of approximately $0.2 million and $0.1 million, respectively, from GENBAND.

10.	COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2012, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,
2012 (remaining)	$256
2013	291
2014	258
2015	258
2016	233
Total minimum lease payments	$1,296

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility for short-term working capital purposes with Silicon Valley Bank. On February 3, 2012, the loan and security agreement was amended and restated (the “Amended Secured Credit Facility”), to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years under the agreement. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions. The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank. In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee. The Company was in compliance with the financial covenants as of March 31, 2012. At March 31, 2012 and December 31, 2011, the Company had no outstanding balance under the Amended Secured Credit Facility.

Index

Concentrations

For the three months ended March 31, 2012, revenue from Shaw Communications, Inc. and Cox Communications, Inc. represented 21% and 20% of net revenue, respectively. Revenue from a third customer represented 12% of net revenues, with no other single customer representing more than 10% of net revenue. For the three months ended March 31, 2011, revenue from Shaw Communications, Inc. represented 28% of net revenue and revenue from a second customer represented 22% of net revenue, with no other single customer representing more than 10% of net revenue.

At March 31, 2012, accounts receivable from two customers represented 26% and 19%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2011, accounts receivable from two customers represented 45% and 20%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of March 31, 2012 and December 31, 2011, approximately 34% and 37%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

11.	INCOME TAXES

The Company's effective tax rate was 5% for the three months ended March 31, 2012 and 12% for the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company recorded an income tax provision of $28,000 on an income before provision for income taxes of $0.6 million. For the three months ended March 31, 2011, the Company recorded an income tax provision of $24,000 on a loss before provision for income taxes of $0.2 million.  The effective tax rate for the three months ended March 31, 2012 differs from the federal statutory tax rate as a result of state taxes and earnings taxed in foreign jurisdictions and the anticipated tax expense in the U.S. was offset by the utilization of federal tax attributes.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in other foreign jurisdictions including Australia and Sweden beginning in 2005 through the current period.

At March 31, 2012, the Company had $245,000 of unrecognized tax benefits, a total of $210,000 which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next twelve months.

12.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks . Sales for geographic regions are based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices.

The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net sales:
United States	$7,624	$3,683
Europe, Middle East and Africa	3,084	1,049
Asia Pacific	1,624	2,191
Total	$12,332	$6,923

Index

The following are summaries of long-lived assets by geographical region (in thousands):

	March 31, 2012	December 31, 2011
Long-lived assets:
United States	$329	$341
Europe	1,547	1,465
Australia	19	20
Total	$1,895	$1,826

13.	SUBSEQUENT EVENTS

On April 25, 2012, the Company completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for a gross sales price of $94.5 million.  The Company received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.  The underwriters have an option to purchase up to an additional 675,000 shares of common stock which expires on May 19, 2012. All of the shares in the offering are being sold by the Company. The Company intends to use the net proceeds for general working capital and corporate purposes, including potential acquisition.

Index

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include Procera Networks, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could,” “initial,” “future,” “may,” “predict,” “potential,” “should” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our company with respect to the development of products and services;

●	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

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

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations, identified under the caption ”Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as general risks and uncertainties such as those relating to general economic conditions and demand for our products and services.

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

Index

Our IPE products are part of the market for mobile packet and broadband core products.  According to Infonetics Research, the market for IPE products is expected to grow from $344 million in 2010 to $2.1 billion in 2015, a compound annual growth rate of 43%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management, Charging and Network Monitoring, Optimization and Assurance functions and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

We face competition from suppliers of standalone IPE and deep packet inspection (“DPI”) products including Allot Communications Ltd., Arbor Networks (a subsidiary of Tektronix), Blue Coat Systems, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Cloudshield Technologies, Inc. (a subsidiary of SAIC, Inc.), Ericsson, Huawei Technologies Company, Ltd., Juniper Networks, Inc. and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

●	Revenue Recognition;
●	Valuation of Goodwill, Intangible and Long-Lived Assets;
●	Allowance for Doubtful Accounts;
●	Stock-Based Compensation; and
●	Accounting for Income Taxes.

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

Revenue for the three months ended March 31, 2012 and 2011 was as follows (in thousands, except percentages):

Index

	Three Months Ended
	March 31,
	2012	2011	Increase
Net product revenue	$9,829	$5,616	75%
Net support revenue	2,503	1,307	92%
Total revenue	$12,332	$6,923	78%

Our revenue is derived from two sources: product revenue, which includes sales of our hardware products bundled with software licenses, and service revenue, which consists primarily of software maintenance and customer support revenue. Maintenance and customer support revenue is recognized over the support period, which is typically twelve months.

Total revenue in three months ended March 31, 2012 was $12.3 million, an increase of 78% compared with $6.9 million in the three months ended March 31, 2011, and reflected a 75% increase in product revenue and a 92% increase in support revenue.  The increase in product revenue in 2012 compared to the first quarter of 2011 reflected substantial follow-on orders from existing customers and included increased sales to cable and mobile service provider customers.  The increase in product revenue also continued to reflect increased sales of our mid-range PL8000 series products.  The increase in support revenue in 2012 compared to the first quarter of 2011 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services. In the three months ended March 31, 2012, sales to three customers, Shaw Communications, Inc., Cox Communications, Inc and a third customer, represented 21%, 20% and 12% of total net revenues, respectively.

Sales to customers located in the United States as a percentage of total revenues were 62% and 53% for the three months ended March 31, 2012 and 2011, respectively.

We believe that our revenue will continue to grow in each of the remaining quarters of the fiscal year ending December 31, 2012, as compared with the same periods in the fiscal year ended December 31, 2011.

Cost of Sales

Cost of sales includes direct labor and material costs for products sold, costs expected to be incurred for warranty, adjustments to inventory values, including the write-down of slow moving or obsolete inventory and costs for support personnel.

The following table presents the breakdown of cost of sales by category for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2012	2011	Increase
Product costs	$3,447	$2,584	33%
Percent of net product revenue	35%	46%

Support costs	222	136	63%
Percent of net support revenue	9%	10%

Total costs of sales	$3,669	$2,720	35%
Percent of total net revenue	30%	39%

Total cost of sales in the three months ended March 31, 2012 increased by $0.9 million compared to the three months ended 2011, and decreased as a percentage of revenue by 9 percentage points.  The increase in cost of sales in 2012 primarily reflected higher material costs associated with increased product sales. The decrease in cost of sales as a percentage of revenue primary reflected increased sales of our PL8000 series products, which have lower material costs compared with our other products, and an increased proportion of license revenue. Stock-based compensation recorded to cost of sales in the three months ended March 31, 2012 and 2011 was $33,602 and $24,759, respectively.

Index

Gross Profit

Gross profit for the three months ended March 31, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2012	2011	Increase
Product gross profit	$6,382	$3,032	110%
Gross product margin	65%	54%

Support gross profit	2,281	1,171	95%
Gross support margin	91%	90%

Total gross profit	$8,663	$4,203	106%
Total gross margin	70%	61%

Our total gross profit margin for the three months ended March 31, 2012 increased by 9 percentage points to 70% compared to 61% for the three months ended March 31, 2011.  The improvement resulted from the continued increase in sales of our PL8000 series products, which have a higher margin compared to our other products, and an increased proportion of license revenue.  We expect our gross profit margin percent to be in the low sixties for the three month periods ending June 30, 2012, September 30, 2012 and December 31, 2012.

 Operating Expense

Operating expenses for the three months ended March 31, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2012	2011	Increase
Research and development	$1,691	$1,038	63%
Sales and marketing	4,006	2,065	94%
General and administrative	2,360	1,276	85%
Total	$8,057	$4,379	84%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.

	Three Months Ended
	March 31,
	2012	2011	Increase
	($ in thousands)
Research and development	$1,691	$1,038	63%
As a percentage of total net revenue	14%	15%

Research and development expenses for the three months ended March 31, 2012 increased by $0.7 million compared to the three months ended March 31, 2011 as a result of increased research and development personnel and the corresponding additional employee compensation costs.  Additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three months ended March 31, 2012 and 2011 was $96,533 and $42,772, respectively.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended
	March 31,
	2012	2011	Increase
	($ in thousands)
Sales and marketing	$4,006	$2,065	94%
As a percentage of total net revenue	32%	30%

Index

Sales and marketing expenses for the three months ended March 31, 2012 increased by $1.9 million compared to the three months ended March 31, 2011.  The increase reflected the addition of sales and marketing personnel in the second half of 2011 and in the three months ended March 31, 2012, and the corresponding higher compensation costs and higher commission costs as a result of the increase in revenue. Stock-based compensation recorded to sales and marketing expenses in the three months ended March 31, 2012 and 2011 was $0.3 million and $0.1 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance functions and service fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations.

	Three Months Ended
	March 31,
	2012	2011	Increase
	($ in thousands)
General and administrative	$2,360	$1,276	85%
As a percentage of total net revenue	19%	18%

General and administrative expenses for the three months ended March 31, 2012 increased by $1.1 million compared to the three months ended March 31, 2011, reflecting higher accrued bonus costs associated with exceeding revenue targets, business development expenses of $0.6 million, higher legal and audit fees and increased use of accounting contractors. Stock-based compensation recorded to general and administrative expense in the three months ended March 31, 2012 and 2011 was $0.3 million and $0.2 million, respectively.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
	2012	2011	Increase
	($ in thousands)
Interest and other income (expense), net	$1	$(30)	103%

Interest and other income increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to higher cash balances as a result of increased cash from operations and from our registered offering of common stock in June 2011, for which we received net proceeds of approximately $26.5 million.  Interest expense decreased from the prior year period, reflecting no borrowings under our credit facility, compared to $0.7 million outstanding at March 31, 2011.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2012	2011	Increase
	($ in thousands)
Provision for income taxes	$28	$24	17%

We are subject to taxation primarily in the U.S., Australia, Japan, Singapore and Sweden as well as in a number of U.S. states, including California. The increase in the tax provision for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 reflects higher state and foreign taxes as a result of the increase in taxable income.

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

Index

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	($ in thousands)
Net cash provided by operating activities	$3,647	$2,394
Net cash used in investing activities	(431)	(71)
Net cash provided by (used in) financing activities	835	(785)
Effect of exchange rate changes on cash and cash equivalents	40	(48)
Net increase in cash and cash equivalents	$4,091	$1,490

During the three months ended March 31, 2012, we generated $3.6 million in cash from operating activities as compared to $2.4 million for the three months ended March 31, 2011.  Cash provided by operating activities during the three months ended March 31, 2012 primarily consisted of our net income of $0.6 million, non-cash charges of $1.0 million and net working capital sources of cash of $2.1 million. Non-cash charges consisted primarily of stock-based compensation of $0.7 million and depreciation expense of $0.1 million. Working capital sources of cash consisted primarily of a decrease in accounts receivable of $3.2 million due to strong collections. Working capital use of cash consisted primarily of an increase in inventory of $0.8 million, resulting from material purchases in anticipation of future sales. Cash provided by operating activities during the three months ended March 31, 2011 primarily consisted of $2.5 million from the collection of accounts receivable, partially offset by other net working capital uses of cash.

Net cash used in investing activities of $0.4 million during the three months ended March 31, 2012 consisted of purchases of lab and testing equipment for use in research and development of $0.6 million, partially offset by proceeds from net sales and maturities of short-term investments of $0.2 million. Net cash used in investing activities of $0.1 million during the three months ended March 31, 2011 reflected purchases of property and equipment.

Net cash provided by financing activities of $0.8 million during the three months ended March 31, 2012 reflected proceeds from the exercise of stock options and warrants.  Net cash used in financing activities of $0.8 million during the three months ended March 31, 2011 reflected net repayment of the borrowings against our line of credit of $1.0 million, partially offset by proceeds from the exercise of stock options of $0.2 million.

Our cash, cash equivalents and short-term investments at March 31, 2012 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  All investments are classified as available for sale.

On April 25, 2012, we completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for a gross sales price of $94.5 million.  We received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.  The underwriters have an option to purchase up to an additional 675,000 shares of common stock which expires on May 19, 2012. We intend to use the net proceeds for general working capital and corporate purposes, including potential acquisitions.

On February 3, 2012, we amended and restated our two-year loan and security agreement with Silicon Valley Bank to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date. Borrowings under the amended credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. At March 31, 2012 and December 31, 2011, we had no borrowings outstanding under this credit facility.

Based on our current cash, cash equivalents and short-term investment balances, and anticipated cash flow from operations, we believe that our working capital will be sufficient to meet the cash needs of our business for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, the infrastructure costs associated with supporting a growing business and greater installed base of customers, introduction of new products, enhancement of existing products, and the continued acceptance of our products.  We may also enter into arrangements that require investment such as entering into complementary businesses, service expansion, technology partnerships or acquisitions.

Index

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California and Sweden that extend through 2016. The details of these contractual obligations are further explained in Note 10 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of March 31, 2012, we had open non-cancelable purchase orders amounting to approximately $3.4 million, primarily with our third-party contract manufacturers.

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

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $41.2 million at March 31, 2012.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have an effective maturity of less than one year and are classified as available-for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at March 31, 2012, we believe that we have no material exposure to changes in the fair value as a result of changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our  Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012.

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

For the three months ended March 31, 2012 and 2011, we recognized income from operations of $0.6 million and a loss from operations of $0.2 million, respectively.  We had an accumulated deficit of $57.7 million as of March 31, 2012. We may incur losses from operations in future periods. The profitability we achieved in the three months ended March 31, 2012 may not be indicative of sustained profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses. Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our losses may be greater.

Our PacketLogic family of products is our only product line. All of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization.

All of our current revenues and much of our anticipated future growth depend on the development, introduction and market acceptance of new and enhanced products in our PacketLogic product line that address additional market requirements in a timely and cost-effective manner.  In the past, we have experienced delays in product development and such delays may occur in the future.  We do not currently have plans or resources to develop additional product lines, and as a result, our future growth will largely be determined by market acceptance and continued development of our PacketLogic product line.

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

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products by adding additional features, our competitive position may deteriorate and the average selling prices for our products may decrease over time.  Such a decrease also could result from the introduction of competing products or from the standardization of DPI technology.  To counter this trend, we endeavor to enhance our products by offering higher system speeds and additional performance features, such as additional protection functionality, supporting additional applications and enhanced reporting tools.  We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices decline.  If we are unable to reduce these costs or to offer increased functionally and features, our results of operations and financial condition may be adversely affected.

Index

If our products contain undetected software or hardware errors or performance deficiencies, we could incur significant unexpected expenses, experience purchase order cancellations and lose sales.

Network products frequently contain undetected software or hardware errors, failures or bugs when new products or new versions or updates of existing products are released to the marketplace.  Because we frequently introduce new versions and updates to our product line, previously unaddressed errors in the accuracy or reliability of our products, or issues with their performance, may arise.  We expect that such errors or performance deficiencies will be found from time to time in the future in new or existing products, including the components incorporated therein, after the commencement of commercial shipments.  These problems may have a material adverse effect on our business by requiring us to incur significant warranty repair costs and support related replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing potentially significant customer relations problems.

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

On April 25, 2012, we completed a secondary public offering of 4.5 million shares of our common stock through which we raised approximately $88.0 million in additional capital, net of underwriting commissions and offering expenses.  As a result of this offering, our existing shareholders experienced dilution of their interest in the Company.  The underwriters of this offering have the right to purchase an additional 675,000 shares of common stock until May 19, 2012, and if they exercise this option, our shareholders will experience further dilution.

A number of factors may negatively impact our level of cash availability and working capital requirements, including, without limitation:

●	lower than anticipated revenues;

●	higher than expected cost of goods sold or operating expenses;

●	our inability to liquidate short-term investments; or

●	the inability of our customers to pay for the goods and services ordered.

We believe that the ability to obtain equity and debt financing in the future will depend on our operating results, general economic conditions and global credit market conditions.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our common stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all.  If adequate funds are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated growth or acquisition opportunities, develop or enhance services or products or respond to competitive pressures.  In addition, we may be required to defer or cancel product development programs, lay-off employees and/or take other steps to reduce our operating expenses.  Our inability to raise additional financing or the terms of any financing we do raise could have a material adverse effect on our business, results of operations and financial condition.

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

Our future performance will depend to a significant extent on the ability of our management to operate effectively, both individually and as a group.  We are dependent on our ability to attract, retain and motivate high caliber key personnel.  We have recently hired new employees in many different positions and our plans to expand in all areas will require experienced personnel to augment our current staff.  We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management.  We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels.  In our market, we have experienced significant competition for qualified personnel and we may not be able to attract and retain such personnel.  Our business may suffer if we encounter material delays in hiring additional personnel.

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

We currently do not have key person insurance in place.  If we lose one of our key officers, we would need to attract, hire, and retain an equally competent person to take his or her place.  There is no assurance that we would be able to find such an employee in a timely fashion.  If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down.  We could fail to implement our strategy or lose sales and marketing and development momentum.

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

We offer technical support services with our products because they are complex and time consuming to implement.  We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services.  We also may be unable to modify the format of our support services to compete with changes in support services offered by our competitors. Further customer demand for these services, without increases in corresponding revenues, could increase costs and adversely affect our operating results. If we experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers and our results of operations.

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

*We may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications Ltd., Arbor Networks (a subsidiary of Tektronix), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Cloudshield Technologies (a subsidiary of SAIC), Ericsson, Huawei Technologies Company, Juniper Networks and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some prospective customers have in the past advised us that their concerns about our financial condition disqualified us from competing successfully for their business.  While we have improved our balance sheet substantially by recently raising additional capital, it is possible that one or more prospective customers could raise similar concerns in the future.  Our competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.  Some of our competitors may make acquisitions or establish strategic relationships that may increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  Additional competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions.  Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

*A substantial portion of our revenues may be dependent on a small number of Tier 1 service providers that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers, our revenues may fluctuate and our growth may be limited.

Since 2008, when we first established customer relations with Tier 1 service providers, a significant portion of our revenues has come from a limited number of customers.  There can be no guarantee that we will be able to continue to achieve revenue growth from these customers because their capacity requirements have become or will become fulfilled.  For this reason, we do not expect that any single customer will remain a significant customer from year to year, and we will need to attract new customers in order to sustain our revenues.

Index

For the three months ended March 31, 2012, revenues from three customers, Shaw Communications, Inc., Cox Communications, Inc. and a third customer, represented 21%, 20% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. For the three months ended March 31, 2011, revenues from two customers, Shaw Communications, Inc. and another customer, represented 28% and 22% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.  For the year ended December 31, 2011, revenues from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. For the year ended December 31, 2010, revenue from one customer, Cox Communication, Inc., represented 11% of net revenues, with no other single customer accounting for more than 10% of net revenue.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot replace the customers that purchase large amounts of our products, or if they do not continue to purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

Sales of our products to large broadband service providers often involve a lengthy sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expending significant resources without making any sales.

Our sales cycles often are lengthy, because our prospective customers generally follow complex procurement procedures and undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer before that end-customer decides to purchase and incorporate our products in its network. We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years. Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System (“NEBS”) certification requirements, which relate to the reliability of telecommunications equipment. While our PacketLogic products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

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

Index

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. This type of litigation often is very costly and can continue for a lengthy period of time. If we are found to infringe on the proprietary rights of others, or if we agree to settle any such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid any claims of infringement may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others, or litigation that we initiate to protect our intellectual property rights, could result in substantial costs and a diversion of resources, and could have a material adverse effect on our results of operations and financial condition.

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

Index

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

If our suppliers fail to adequately supply us with certain original equipment manufacturer (“OEM”), sourced components, our product sales may suffer.

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

*Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States Dollar against foreign currencies.

A significant and increasing percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements. The primary foreign currencies for which we currently have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, in part because we have entered new foreign markets, we could be exposed to exchange rate fluctuations in other currencies. For example, during the year ended December 31, 2011, we established a sales office in Japan in order to attempt to penetrate the important Japanese marketplace.  Exchange rates between currencies such as the Japanese Yen and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts, may cause the value of the Euro to decline. Recent rating agency downgrades on European sovereign debt and growing concern over the potential default of European government issuers has further contributed to this uncertainty.  Because we are unlikely to be able to increase our selling prices to compensate for any deterioration in currencies, such currency fluctuations could adversely affect our operating results.

Legislative actions, higher insurance costs and new accounting pronouncements are likely to impact our future financial position and results of operations.

Legislative and regulatory changes and future accounting pronouncements and regulatory changes have, and will continue to have, an impact on our future financial position and results of operations. In addition, insurance costs, including health and workers’ compensation insurance premiums, have increased in recent years and are likely to continue to increase in the future. Recent and future pronouncements related to the accounting treatment of executive compensation and employee stock options may also impact operating results. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

* Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and subject to interpretation by management and our independent registered public accounting firm and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available. From time to time the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we recently dismissed PMB Helin Donovan, LLP as our independent registered public accounting firm and retained Ernst & Young LLP as our independent registered public accounting firm. Our new independent registered public accounting firm may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

Index

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

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

For the years ended December 31, 2011, 2010 and 2009, we did not identify any material weaknesses in our internal controls.

Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures. We have a small finance and accounting staff and limited resources and expect that we will continue to be subject to the risk of material weaknesses and significant deficiencies.

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

Index

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

Index

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

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products or upgrades in this dynamic environment, our product lines will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our chosen technological approaches will achieve broad market acceptance or that other technology or devices will not supplant our products and technology.

Index

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

The FCC has been considering different proposals for prohibiting or limiting broadband service providers from providing data prioritization services to their customers.  These proposals are referred to generally as relating to ”net neutrality”. The FCC originally considered proposals that would require broadband service providers to treat all Internet content equally in all circumstances and to prohibit them from providing any data prioritization services.  The FCC currently is considering the ”Third Way” proposal that would include adopting a rule prohibiting any practice under which Internet access service is provided on unreasonably discriminatory terms and which could result in broad authority to regulate broadband service.  It is very uncertain what rules, if any, may be adopted by the FCC regarding net neutrality.  In the event that the FCC asserts broad regulatory authority, it is likely that there may be legislative and/or legal challenges to the FCC’s regulatory authority, and while the issue remains unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

Index

*Holders of our common stock may be diluted in the future.

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. At March 31, 2012, there were 14,754,067 shares of our common stock outstanding, outstanding warrants to purchase 29,862 shares of our common stock and outstanding stock options to purchase 1,161,196 shares of our common stock. At March 31, 2012, we had an authorized reserve of 183,845 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing equity incentive plan.

On April 25, 2012, we completed a secondary public offering of 4.5 million shares of our common stock through which we raised approximately $88.0 million in additional capital, net of underwriting commissions and offering expenses.  As a result of this offering, our existing shareholders experienced dilution of their interest in the Company.  The underwriters of this offering have the right to purchase an additional 675,000 shares of common stock until May 19, 2012, and if they exercise this option, our shareholders will experience additional dilution.

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

On January 30, 2012, we issued 5,400 unregistered shares of our common stock to a warrant holder upon the cash exercise of the warrant holder at a per share exercise price of $4.00, for net proceeds to us of $21,600.

On February 29, 2012, we issued an aggregate of 39,706 shares of our common stock to Silicon Valley Bank, pursuant to the cashless exercise of a warrant dated December 10, 2009. The warrant was exercisable for 50,000 shares of common stock and had an exercise price of $4.00 per share. In connection with the exercise, the number of shares issuable pursuant to the warrant was reduced by 10,294 shares pursuant to the operation of the cashless exercise provisions in the warrant.

Index

For each of the foregoing issuance of the shares pursuant to the warrants were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder and, based upon the number of persons receiving shares of our common stock in the transaction, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety and Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

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

3.1*	Articles of Incorporation, included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
3.5*	Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1*	Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.2*	Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.3*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.4*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.5*	Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
4.6*	Form of Common Stock Certificate, included as Exhibit 4.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1*
Amended and Restated Loan and Security Agreement by and between Procera Networks, Inc. and Silicon Valley  Bank, dated February 3, 2012, included as Exhibit 10.1 to our form 8-K filed on February 8, 2012 and incorporated herein by reference.

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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
May 10, 2012		Charles Constanti, Chief Financial Officer
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

3.1*	Articles of Incorporation, included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
3.5*	Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1*	Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.2*	Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.3*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.4*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.5*	Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
4.6*	Form of Common Stock Certificate, included as Exhibit 4.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1*
Amended and Restated Loan and Security Agreement by and between Procera Networks, Inc. and Silicon Valley  Bank, dated February 3, 2012, included as Exhibit 10.1 to our form 8-K filed on February 8, 2012 and incorporated herein by reference.

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