Form 10-Q
period 2012-06-30
PROCERA NETWORKS INC
filed 2012-08-08
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, the registrant had 19,353,073shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2012	2011
	(unaudited)	(note)
ASSETS
Current Assets:
Cash and cash equivalents	$72,893	$23,900
Short-term investments	58,683	13,504
Accounts receivable, net	9,342	11,403
Inventories, net	6,741	7,625
Prepaid expenses and other	1,396	938
Total current assets	149,055	57,370

Property and equipment, net	2,147	1,806
Goodwill	960	960
Other non-current assets	20	20
Total assets	$152,182	$60,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,115	$3,366
Deferred revenue, net of long term portion	5,585	5,505
Accrued liabilities	4,678	3,845
Total current liabilities	12,378	12,716

Non-current liabilities:
Deferred revenue	930	873
Total liabilities	13,308	13,589

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 19,347 and 14,628 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	19	15
Additional paid-in capital	196,257	105,205
Accumulated other comprehensive loss	(484)	(390)
Accumulated deficit	(56,918)	(58,263)
Total stockholders’ equity	138,874	46,567
Total liabilities and stockholders’ equity	$152,182	$60,156

Note: Amounts have been derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index

  Procera Networks, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales:
Product sales	$11,863	$8,263	$21,692	$13,878
Support sales	2,802	1,393	5,305	2,701
Total net sales	14,665	9,656	26,997	16,579
Cost of sales:
Product cost of sales	5,171	3,563	8,619	6,147
Support cost of sales	247	125	469	261
Total cost of sales	5,418	3,688	9,088	6,408

Gross profit	9,247	5,968	17,909	10,171

Operating expenses:
Research and development	1,791	1,241	3,482	2,279
Sales and marketing	4,474	3,144	8,480	5,208
General and administrative	2,078	1,313	4,437	2,589
Total operating expenses	8,343	5,698	16,399	10,076

Income from operations	904	270	1,510	95
Interest and other income (expense), net	(54)	(34)	(53)	(65)

Income before income taxes	850	236	1,457	30
Income tax provision	84	55	112	79
Net income (loss)	$766	$181	$1,345	$(49)

Net income (loss) per share – basic	$0.04	$0.02	$0.08	$0.00
Net income (loss) per share - diluted	$0.04	$0.01	$0.08	$0.00

Shares used in computing net income (loss) per share:
Basic	17,992	11,827	16,276	11,545
Diluted	18,510	12,123	16,797	11,545

See accompanying notes to condensed consolidated financial statements.

Index

 Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$766	$181	$1,345	$(49)

Unrealized loss on short-term investments	(19)	—	(19)	—
Foreign currency translation adjustments	(208)	(18)	(75)	70
Other comprehensive income (loss)	(227)	(18)	(94)	70

Comprehensive income	$539	$163	$1,251	$21

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,345	$(49)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	316	214
Stock-based compensation expense:
Stock options	1,132	691
Restricted stock awards	240	88
Amortization of premium on investments	262	—
Provision for bad debts	6	—
Provision for excess and obsolete inventory	274	266
Changes in assets and liabilities:
Accounts receivable	2,025	3,009
Inventories	608	(1,080)
Prepaid expenses and other current assets	(469)	(55)
Accounts payable	(761)	(22)
Accrued liabilities	863	1,590
Deferred revenue	168	(33)
Net cash provided by operating activities	6,009	4,619

Cash flows from investing activities:
Purchase of property and equipment	(1,194)	(640)
Purchase of short-term investments	(52,772)	—
Sales of short-term investments	2,002	—
Maturities of short-term investments	5,330	—
Net cash used in investing activities	(46,634)	(640)

Cash flows from financing activities:
Proceeds from issuance of common stock	88,070	26,457
Proceeds from issuance of common stock – exercise of options	1,587	260
Proceeds from issuance of common stock – exercise of warrants	27	22
Cash paid for fractional shares	—	(1)
Proceeds from line of credit	—	717
Payments on line of credit	—	(2,435)
Net cash provided by financing activities	89,684	25,020

Effect of exchange rates on cash and cash equivalents	(66)	(69)

Net increase in cash and cash equivalents	48,993	28,930

Cash and cash equivalents, beginning of period	23,900	7,876

Cash and cash equivalents, end of period	$72,893	$36,806

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc. (“Procera” or the “Company”), is a leading provider of Intelligent Policy Enforcement, solutions based on Deep Packet Inspection technology, that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and currently trades on the NASDAQ Global Stock Market LLC under the trading symbol “PKT”. Prior to December 29, 2011, the Company’s common stock traded on the NYSE Amex Equities exchange under the same trading symbol.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2012, or any other future period. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012 as amended by Form 10-K/A, filed with the SEC on April 6, 2012.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2012 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application was not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

Index

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$52,414	$—	$—	$52,414
Certificate of deposit	800	—	—	800
Commercial paper	11,333	—	—	11,333
U.S. agency securities	17,398	—	(2)	17,396
Corporate bonds	32,172	—	(18)	32,154
Total investments	$114,117	$—	$(20)	$114,097

Reported as:
Cash equivalents	$55,414	$—	$—	$55,414
Short-term investments	58,703	—	(20)	58,683
Total investments	$114,117	$—	$(20)	$114,097

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$9,388	$—	$—	$9,388
Certificate of deposit	800	—	(1)	799
Commercial paper	3,247	—	—	3,247
U.S. agency securities	6,558	3	—	6,561
Corporate bonds	4,401	1	(4)	4,398
Total investments	$24,394	$4	$(5)	$24,393

Reported as:
Cash equivalents	$10,888	$1	$—	$10,889
Short-term investments	13,506	3	(5)	13,504
Total investments	$24,394	$4	$(5)	$24,393

As of June 30, 2012, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  None of our short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three and six months ended June 30, 2012.

The Company did not incur any material realized gains or losses in the three and six months ended June 30, 2012 and did not have short-term investments at June 30, 2011.  The cost of securities sold was determined based on the specific identification method.

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

The following is a summary of cash equivalents and short-term investments by type of instruments as of June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$52,414	$—	$—	$52,414
Certificates of deposit	—	800	—	800
Commercial paper	—	11,333	—	11,333
U.S. agency securities	—	17,396	—	17,396
Corporate bonds	—	32,154	—	32,154
Total assets measured at fair value	$52,414	$61,683	$—	$114,097

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$9,388	$—	$—	$9,388
Certificates of deposit	—	799	—	799
Commercial paper	—	3,247	—	3,247
U.S. agency securities	—	6,561	—	6,561
Corporate bonds	—	4,398	—	4,398
Total assets measured at fair value	$9,388	$15,005	$—	$24,393

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

During the six months ended June 30, 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

Account receivables at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$9,437	$11,501
Less: allowance for doubtful accounts	(95)	(98)
Total	$9,342	$11,403

Index

Inventories:

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market value. Inventories at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$6,509	$7,386
Raw materials	232	239
Inventories, net	$6,741	$7,625

Accrued Liabilities:

Accrued liabilities at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Payroll and related	$2,223	$1,668
Warranty	479	565
Sales commissions	804	939
Professional services	223	181
Other	949	492
Total accrued liabilities	$4,678	$3,845

Warranty Provision

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

The following table summarizes warranty reserve activity during the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Warranty accrual, beginning of period	$565	$531
Provision for current period sales	25	67
Deductions for warranty claims processed during the period	(111)	—
Warranty accrual, end of period	$479	$598

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive loss at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Accumulated net unrealized loss on short-term investments	$(20)	$(1)
Accumulated foreign currency translation adjustments	(464)	(389)
Accumulated other comprehensive loss	$(484)	$(390)

6.	NET INCOME (LOSS) PER SHARE

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

Index

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$766	$181	$1,345	$(49)

Denominator:
Weighted average common shares - basic	17,992	11,827	16,276	11,545
Dilutive effect of employee equity incentive plans	512	225	501	—
Dilutive effect of warrants	6	71	20	—
Weighted average common shares - diluted	18,510	12,123	16,797	11,545

Net income (loss) per share:
Basic	$0.04	$0.02	$0.08	$0.00
Diluted	$0.04	$0.01	$0.08	$0.00

Antidilutive securities:
Options and restricted stock	297	435	279	1,097
Warrants	—	124	20	318
Total	297	559	299	1,415

7.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On April 25, 2012, the Company completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for a gross sales price of $94.5 million.  The Company received net proceeds of approximately $88.1 million after deducting underwriting commissions and other offering expenses.

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

Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Six Months Ended June 30,
	2012		2011
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Outstanding at the beginning of the period	85	$7.75	409	$8.39
Exercised	(57)	4.00	(133)	4.37
Cancelled or expired	(8)	4.00	(1)	4.00
Outstanding at the end of the end of the period	20	$20.00	275	$10.35

Index

The following table summarizes the outstanding warrants for our common stock issued in conjunction with raising capital as of June 30, 2012 (in thousands, except exercise prices and years):

Date of Grant	Shares Outstanding and Exercisable	Expiration Date	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
July 2007	20	July 2012	0.21	$20.00

Equity Incentive Plan Activity

The Company has an equity incentive plan that provides for the grant of stock options and restricted stock awards to eligible employees.  As of June 30, 2012, 115,095 shares were available for future grant under the Plan.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Six Months Ended June 30,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,198	$10.35	975	$8.93
Granted	141	19.37	121	9.95
Exercised	(170)	9.33	(10)	5.64
Cancelled	(31)	12.41	(18)	5.09
Outstanding at the end of the period	1,138	$11.59	1,068	$9.17
Vested and expected to vest at the end of the period	1,096	$11.49	1,034	$9.24
Exercisable at the end of the period	678	$11.00	686	$10.01

As of June 30, 2012, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $14.5 million, $14.1 million and $9.1 million, respectively. As of June 30, 2012, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 6.86 years, 6.78 years and 5.52 years, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $1.6 million and $50,000, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2012 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $ 5.80	263	7.19	$5.06	160	$5.02
6.00 – 9.72	222	6.19	7.61	161	7.35
9.93 – 14.49	277	5.92	13.24	240	13.68
14.50 – 33.50	376	7.74	17.32	116	18.80
$4.30 – $ 33.50	1,138	6.86	$11.59	678	$11.00

The following table summarizes the Company’s RSA activity for the six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Six Months Ended June 30,
	2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Non-vested at the beginning of the period	136	$9.24	60	$5.30
Granted	3	15.64	17	7.81
Vested	(17)	7.81	—	—
Non-vested at the end of the period	122	$9.59	77	$5.86

Index

The total fair value of RSAs vested during the six months ended June 30, 2012 was $0.3 million.  No RSAs vested during the six months ended June 30, 2011.

8.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of goods sold	$30	$26	$64	$51
Research and development	124	22	220	64
Sales and marketing	324	109	646	219
General and administrative	184	257	442	445
Total stock-based compensation expense	$662	$414	$1,372	$779

No income tax benefits were recognized in the three and six months ended June 30, 2012 and the three months ended June 30, 2011 due to operating loss carry-forwards available to offset current income.  No income tax benefits were recognized in the  six months ended June 30, 2011 due to losses incurred.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of June 30, 2012, total unrecognized compensation cost related to unvested stock options was $3.5 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 3.1 years, and total unrecognized compensation cost related to non-vested RSAs was $0.7 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each RSA is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (years)	3.37	4.74	4.17	4.76
Expected volatility	72.9%	77.3%	72.5%	73.3%
Risk-free interest rate	0.53%	2.21	0.75%	2.29%
Expected dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the six months ended June 30, 2012 and 2011 was $9.26 and $5.01, respectively.

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

During the three and six months ended June 30, 2012, the Company recognized revenue of approximately $1.2 million and $1.6 million, respectively, on sales to GENBAND.  The Company recognized revenue of approximately $0.2 million and $0.6 million for the three and six months ended June 30, 2011, respectively, on sales to GENBAND.  At June 30, 2012 and December 31, 2011, the Company had accounts receivable of approximately $1.2 million and $0.1 million, respectively, from GENBAND.

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

On June 13, 2012, the Company entered into an amendment to extend and expand its lease for its corporate headquarters in Fremont, California until July 31, 2015.

As of June 30, 2012, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,
2012 (remaining)	$162
2013	331
2014	337
2015	299
2016	219
Total minimum lease payments	$1,348

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility for short-term working capital purposes with Silicon Valley Bank. On February 3, 2012, the loan and security agreement was amended and restated (the “Amended Secured Credit Facility”), to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years under the agreement. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions. The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank. In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee. The Company was in compliance with the financial covenants as of June 30, 2012. At June 30, 2012 and December 31, 2011, the Company had no outstanding balance under the Amended Secured Credit Facility.

Concentrations

    For the three months ended June 30, 2012, revenues from Shaw Communications, Inc. and two additional customers represented 16%, 22%, and 11% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the six months ended June 30, 2012, revenues from Shaw Communications, Inc. and a second customer represented 18% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. For the three months ended June 30, 2011, revenues from three customers represented 19%, 14% and 13% of net revenues, respectively, and for the six months ended June 30, 2011, revenue from three customers represented 19%, 12% and 11% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.

Index

At June 30, 2012, accounts receivable from Shaw and two other customers represented 19%, 26% and 12%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2011, accounts receivable from Shaw and one other customer represented 45% and 20%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of June 30, 2012 and December 31, 2011, approximately 49% and 37%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

11.	INCOME TAXES

The Company's effective tax rate was 8% for the six months ended June 30, 2012 and 262% for the six months ended June 30, 2011. For the three and six months ended June 30, 2012, the Company recorded an income tax provision of $84,000 and $112,000 on an income before provision for income taxes of $0.9 million and $1.5 million, respectively.  For the three and six months ended June 30, 2011, the Company recorded an income tax provision of $55,000 and $79,000 on income before provision for income taxes of $0.2 million and $30,000, respectively.  The effective tax rate for the six months ended June 30, 2012 differs from the federal statutory tax rate as a result of state taxes and earnings taxed in foreign jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in other foreign jurisdictions including Australia and Sweden beginning in 2005 through the current period.

At June 30, 2012, the Company had $245,000 of unrecognized tax benefits, a total of $210,000 which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next twelve months.

12.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks. Sales for geographic regions are based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices.

The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales:
United States	$8,326	$3,847	$15,950	$7,530
Europe, Middle East and Africa	4,633	4,295	7,717	5,344
Asia Pacific	1,706	1,514	3,330	3,705

Total	$14,665	$9,656	$26,997	$16,579

The following are summaries of long-lived assets by geographical region (in thousands):

	June 30, 2012	December 31, 2011
Long-lived assets:
United States	$292	$341
Europe	1,858	1,465
Australia	17	20
Total	$2,167	$1,826

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, and as amended by Form 10-K/A, filed with the SEC on April 6, 2012.

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

Index

Our IPE products are part of the market for mobile packet and broadband core products.  According to Infonetics Research, the market for IPE products is expected to grow from $344 million in 2010 to $2.1 billion in 2015, a compound annual growth rate of 43%.  We have also entered the Application Delivery Networking market, which was a $2.6B addressable market in 2011, with our announcement of Carrier Grade NAT and Advanced Traffic Steering. Our solutions deliver a key element of the mobile packet and broadband core ecosystems by creating a policy enforcement layer in the network.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management, Charging and Network Monitoring, Optimization and Assurance functions and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

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

Index

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenue

Revenue for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase	2012	2011	Increase

Net product revenue	$11,863	$8,263	44%	$21,692	$13,878	56%
Net support revenue	2,802	1,393	101%	5,305	2,701	96%
Total revenue	$14,665	$9,656	52%	$26,997	$16,579	63%

Total revenue for the three and six months ended June 30, 2012 was $14.7 million and $27.0 million, an increase of 52% and 63%, respectively, from the comparable periods in the prior year.  Product revenue in the three and six months ended June 30, 2012 was $11.9 million and $21.7 million, an increase of 44% and 56%, respectively.  Support revenue in the three and six months ended June 30, 2012 was $2.8 million and $5.3 million, an increase of 101% and 97%, respectively.  The increase in product revenue in the three and six months ended June 30, 2012 compared to the same periods in 2011 reflected increased sales to wireline, wireless and cable service provider customers.  The increase in product revenue also continued to reflect increased sales of our mid-range PL8000 series products.  The increase in the support revenue in 2012 compared to the first six months of 2011 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services.  For the three months ended June 30, 2012, revenues from Shaw Communications, Inc. and two additional customers represented 16%, 22%, and 11% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the six months ended June 30, 2012, revenues from Shaw Communications, Inc. and one additional customer represented 18% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. For the three months ended June 30, 2011, revenues from three customers represented 19%, 14% and 13% of net revenues, respectively, and for the six months ended June 30, 2011, revenue from three customers represented 19%, 12% and 11% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.

Sales to customers located in the United States as a percentage of total revenues were 57% and 59% for the three and six months ended June 30, 2012, respectively. Sales to customers located in the United States as a percentage of total revenues were 40% and 45% for the three and six months ended June 30, 2011, respectively.

Cost of Sales

Cost of sales includes direct labor and material costs for products sold, costs expected to be incurred for warranty, adjustments to inventory values, including the write-down of slow moving or obsolete inventory and costs for support personnel.

The following table presents the breakdown of cost of sales by category for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase	2012	2011	Increase
Product costs	$5,171	$3,563	45%	$8,619	$6,147	40%
Percent of net product revenue	44%	43%		39%	44%

Support costs	247	125	98%	469	261	80%
Percent of net support revenue	9%	9%		9%	10%

Total cost of sales	$5,418	$3,688	42%	$9,088	$6,408	39%
Percent of total net revenue	37%	38%		34%	39%

Total cost of sales in the three and six months ended June 30, 2012 increased by $1.7 million and $2.7 million, respectively, compared to the three and six months ended 2011.  Cost of sales as a percentage of revenue decreased by 1 and 5 percentage points for the three and six months ended June 30, 2012, respectively, from the comparable periods in the prior year.  The increase in cost of sales in 2012 primarily reflected higher material costs associated with increased product sales. The decrease in cost of sales as a percentage of revenue for the three and six months ended June 30, 2012 primarily reflected increased sales of our appliance-based PL8000 series products, which have lower material costs compared with our other products, and an increased proportion of license revenue. Stock-based compensation recorded to cost of sales in the three and six months ended June 30, 2012 was $30,000 and $64,000, respectively, compared to $26,000 and $51,000, respectively, in the corresponding periods of 2011.

Index

Gross Profit

Gross profit for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase	2012	2011	Increase

Gross profit	$9,247	$5,968	58%	$17,909	$10,171	78%
Percent of total net revenue	63%	62%		66%	61%

Our gross profit margin for the three and six months ended June 30, 2012 increased to 63% and 66%, respectively, from the comparable periods in the prior year.  The improvement in margins for the three and six months ended June 30, 2012 was a result of a favorable mix of our appliance-based hardware, which have higher margins compared to our chassis based products, and a higher proportion of license revenue.

 Operating Expense

Operating expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change

Research and development	$1,791	$1,241	44%	$3,482	$2,279	53%
Sales and marketing	4,474	3,143	42%	8,480	5,208	63%
General and administrative	2,078	1,313	58%	4,437	2,589	71%
Total	$8,343	$5,698	46%	$16,399	$10,076	63%

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.  Research and development expenses for the three and six months ended June 30, 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase	2012	2011	Increase

Research and development	$1,791	$1,241	44%	$3,482	$2,279	53%
As a percentage of net revenue	12%	13%		13%	14%

Research and development expenses for the three and six months ended June 30, 2012 increased by $0.6 million and $1.2 million, respectively, compared to the three and six months ended June 30, 2011 as a result of increased research and development personnel and the corresponding additional employee compensation costs, and costs for testing and testing equipment for new product introductions.  Additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively, compared to $22,000 and $64,000, respectively, in the corresponding periods in 2011.

Index

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.  Sales and marketing expenses for the three and six months ended June 30, 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)

Sales and marketing	$4,474	$3,143	42%	$8,480	$5,208	63%
As a percentage of net revenue	31%	33%		31%	31%

Sales and marketing expenses for the three and six months ended June 30, 2012 increased by $1.3 million and $3.3 million, respectively, compared to the three and six months ended June 30, 2011.  The increase reflected the addition of sales and marketing personnel in 2012 and the corresponding higher compensation costs, and higher commission costs as a result of the increase in revenue. Stock-based compensation recorded to sales and marketing expenses in the three and six months ended June 30, 2012 was $0.3 million and $0.6 million, respectively, compared to $0.1 million and $0.2 million, respectively, in the corresponding periods in 2011.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance functions and service fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations.  General and administrative expenses for the three and six months ended June 30, 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)

General and administrative	$2,078	$1,313	58%	$4,437	$2,589	71%
As a percentage of net revenue	14%	14%		16%	16%

General and administrative expenses for the three and six months ended June 30, 2012 increased by $0.8 million and $1.9 million, respectively, compared to the three and six months ended June 30, 2011, reflecting higher accrued bonus costs associated with exceeding revenue targets, business development expenses of $0.6 million, higher legal and audit fees and increased use of contractors and professionals as we scale the business. Stock-based compensation recorded to general and administrative expense in each of the three and six months ended June 30, 2012 was $0.2 million and $0.4 million, respectively, compared to $0.3 million and $0.4 million, respectively, in the corresponding periods in 2011.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$(54)	$(34)	59%	$(53)	$(65)	18%

Interest and other income (expense), net in the three and six months ended June 30, 2012, reflected foreign exchange losses, partially offset by interest income earned on our cash and investment balances.  Interest and other income (expense), net in the three and six months ended June 30, 2011 primarily reflected interest expense associated with our credit facility.  Interest expense in the three and six months ended June 30, 2012 decreased from the prior year comparable periods, reflecting no borrowings currently under our credit facility.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)

Provision for income taxes	$84	$55	53%	$112	$79	41%

Index

We are subject to taxation primarily in the U.S., Australia, Japan, Singapore and Sweden as well as in a number of U.S. states, including California. The increase in the tax provision for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 reflects higher state and foreign taxes as a result of the increase in taxable income.

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Six Months Ended
	June 30,
	2012	2011
	($ in thousands)
Net cash provided by operating activities	$6,009	$4,619
Net cash used in investing activities	(46,634)	(640)
Net cash provided by financing activities	89,684	25,020
Effect of exchange rate changes on cash and cash equivalents	(66)	(69)
Net increase in cash and cash equivalents	$48,993	$28,930

During the six months ended June 30, 2012, we generated $6.0 million in cash from operating activities as compared to $4.6 million for the six months ended June 30, 2011.  Cash provided by operating activities during the six months ended June 30, 2012 primarily consisted of our net income of $1.3 million, non-cash charges of $2.2 million and net working capital sources of cash of $2.4 million. Non-cash charges consisted primarily of stock-based compensation of $1.4 million and depreciation expense of $0.3 million. Working capital sources of cash consisted primarily of a decrease in accounts receivable of $2.0 million due to strong collections, and an increase in accrued liabilities of $0.9 million due to an increase in accrued bonuses and sales commissions as a result of increased revenue, which exceeded established revenue targets. Working capital uses of cash consisted primarily of a decrease in accounts payable of $0.8 million as a result of payments for inventory purchases. Sources of cash for the six months ended June 30, 2011 included $3.0 million from a reduction in accounts receivable and $1.6 million from an increase in accrued liabilities, while uses of cash included an increase in inventories of $1.1 million.

Net cash used in investing activities of $46.6 million during the six months ended June 30, 2012 mainly consisted of purchases of short-term investments of $52.8 million and purchases of lab and testing equipment for use in research and development of $1.2 million, partially offset by proceeds from net sales and maturities of short-term investments of $7.3 million.  Net cash used in investing activities during the six months ended June 30, 2011 of $0.6 million reflected purchases of lab and testing equipment used in research and development.

Net cash provided by financing activities of $89.7 million during the six months ended June 30, 2012 reflected the net proceeds from the issuance of our common stock of $88.1 million and proceeds from the exercise of stock options and warrants of $1.6 million.  Net cash provided by financing activities during the six months ended June 30, 2011 of $25.0 million included net proceeds from the issuance of common stock of $26.5 million and proceeds from the exercise of stock options and warrants of $0.3 million, partially offset by net repayment of borrowings on our credit line of $1.7 million.

Our cash, cash equivalents and short-term investments at June 30, 2012 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  All investments are classified as available for sale.

On April 25, 2012, we completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for a gross sales price of $94.5 million.  We received net proceeds of approximately $88.1 million after deducting underwriting commissions and other offering expenses.  We intend to use the net proceeds for general working capital and corporate purposes, including potential acquisitions.

Index

On February 3, 2012, we amended and restated our two-year loan and security agreement with Silicon Valley Bank to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date. Borrowings under the amended credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. At June 30, 2012 and December 31, 2011, we had no borrowings outstanding under this credit facility.

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

 Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California and Sweden that extend through 2016. The details of these contractual obligations are further explained in Note 10 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of June 30, 2012, we had open non-cancelable purchase orders amounting to approximately $5.7 million, primarily with our third-party contract manufacturers.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, Australian Dollars and the Euro.  We incur operating expenses in U.S. Dollars, Swedish Krona and Australian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates. However, to date, exchange rate fluctuations have not had a material impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures.  We do not believe that a 10% change in foreign currency exchange rates would have a material effect on our future operating results or cash flows.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $131.6 million at June 30, 2012.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have an effective maturity of less than one year and are classified as available-for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at June 30, 2012, we believe that we have no material exposure to changes in the fair value as a result of changes in interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had an accumulated deficit of $56.9 million as of June 30, 2012. We may incur losses from operations in future periods. The profitability we achieved in the three and six months ended June 30, 2012 may not be indicative of sustained profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses. Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our losses may be greater.

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

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products by adding additional features, our competitive position may deteriorate and the average selling prices for our products may decrease over time.  Such a decrease also could result from the introduction of competing products or from the standardization of deep packet inspection (“DPI”) technology.  To counter this trend, we endeavor to enhance our products by offering higher system speeds and additional performance features, such as additional protection functionality, supporting additional applications and enhanced reporting tools.  We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices decline.  If we are unable to reduce these costs or to offer increased functionally and features, our results of operations and financial condition may be adversely affected.

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

On April 25, 2012, we completed a secondary public offering of 4.5 million shares of our common stock through which we raised approximately $88.1 million in additional capital, net of underwriting commissions and offering expenses.  As a result of this offering, our existing shareholders experienced dilution of their interest in the Company.

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

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some prospective customers have in the past advised us that their concerns about our financial condition disqualified us from competing successfully for their business.  While the additional capital we recently raised through a public sale of our common stock has substantially enhanced our balance sheet, it is possible that one or more prospective customers could raise similar concerns in the future.  Our competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.  Some of our competitors may make acquisitions or establish strategic relationships that may increase their ability to rapidly gain market share by addressing the needs of our prospective customers.  Additional competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions.  Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

Index

For the three months ended June 30, 2012, revenues from three customers, Shaw Communications, Inc. and two additional customers, represented 16%, 22%, and 11% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the six months ended June 30, 2012, revenues from Shaw Communications, Inc. and a second customer represented 18% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. For the three months ended June 30, 2011, revenues from three customers represented 19%, 14% and 13% of net revenues, respectively, and for the six months ended June 30, 2011, revenue from three customers represented 19%, 12% and 11% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue.  For the year ended December 31, 2011, revenues from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenue. The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot replace the customers that purchase large amounts of our products, or if they do not continue to purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

*Accounting charges may cause fluctuations in our annual and quarterly financial results which could negatively impact the market price of our common stock.

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

The FCC has been considering different proposals for prohibiting or limiting broadband service providers from providing data prioritization services to their customers.  These proposals are referred to generally as relating to “net neutrality”. The FCC originally considered proposals that would require broadband service providers to treat all Internet content equally in all circumstances and to prohibit them from providing any data prioritization services.  The FCC currently is considering the “Third Way” proposal that would include adopting a rule prohibiting any practice under which Internet access service is provided on unreasonably discriminatory terms and which could result in broad authority to regulate broadband service.  It is very uncertain what rules, if any, may be adopted by the FCC regarding net neutrality.  In the event that the FCC asserts broad regulatory authority, it is likely that there may be legislative and/or legal challenges to the FCC’s regulatory authority, and while the issue remains unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

Risks Related to Ownership of Our Common Stock

*Our common stock price is likely to continue to be highly volatile.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. At June 30, 2012, there were 19,347,101 shares of our common stock outstanding, outstanding warrants to purchase 19,999 shares of our common stock and outstanding stock options to purchase 1,138,225 shares of our common stock. At June 30, 2012, we had an authorized reserve of 115,095 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing equity incentive plan.

Index

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

Index

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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
August 8, 2012		Charles Constanti, Chief Financial Officer
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