Form 10-Q
period 2012-09-30
PROCERA NETWORKS INC
filed 2012-11-08
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, the registrant had 19,501,673 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2012	2011
	(unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$42,147	$23,900
Short-term investments	90,823	13,504
Accounts receivable, net	16,463	11,403
Inventories, net	7,656	7,625
Prepaid expenses and other	1,523	938
Total current assets	158,612	57,370

Property and equipment, net	3,388	1,806
Goodwill	960	960
Other non-current assets	26	20
Total assets	$162,986	$60,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,509	$3,366
Deferred revenue, net of long term portion	7,728	5,505
Accrued liabilities	4,455	3,845
Total current liabilities	16,692	12,716

Non-current liabilities:
Deferred revenue	2,159	873
Total liabilities	18,851	13,589

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 19,497 and 14,628 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	19	15
Additional paid-in capital	198,444	105,205
Accumulated other comprehensive loss	(173)	(390)
Accumulated deficit	(54,155)	(58,263)
Total stockholders’ equity	144,135	46,567
Total liabilities and stockholders’ equity	$162,986	$60,156

Note: Amounts have been derived from the December 31, 2011 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales:
Product sales	$12,948	$10,128	$34,640	$24,007
Support sales	3,113	2,065	8,418	4,765
Total net sales	16,061	12,193	43,058	28,772
Cost of sales:
Product cost of sales	4,053	4,473	12,671	10,620
Support cost of sales	487	256	956	516
Total cost of sales	4,540	4,729	13,627	11,136

Gross profit	11,521	7,464	29,431	17,636

Operating expenses:
Research and development	1,931	1,024	5,414	3,304
Sales and marketing	4,573	2,976	13,053	8,184
General and administrative	2,386	1,393	6,823	3,982
Total operating expenses	8,890	5,393	25,290	15,470

Income from operations	2,631	2,071	4,141	2,166
Interest and other income (expense), net	161	(26)	108	(91)

Income before income taxes	2,792	2,045	4,249	2,075
Income tax provision	29	—	141	79
Net income	$2,763	$2,045	$4,108	$1,996

Net income per share – basic	$0.14	$0.14	$0.24	$0.16
Net income per share - diluted	$0.14	$0.14	$0.23	$0.16

Shares used in computing net income per share:
Basic	19,305	14,358	17,304	12,489
Diluted	19,801	14,593	17,824	12,719

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$2,763	$2,045	$4,108	$1,996

Unrealized gain (loss) on short-term investments	46	(17)	27	(329)
Foreign currency translation adjustments	265	(399)	190	(17)
Other comprehensive income (loss)	311	(416)	217	(346)

Comprehensive income	$3,074	$1,629	$4,325	$1,650

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,108	$1,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	587	335
Stock-based compensation expense:
Stock options	1,755	1,059
Restricted stock awards	438	156
Amortization of premium on investments	539	38
Provision for bad debts	6	—
Provision for excess and obsolete inventory	555	365
Changes in assets and liabilities:
Accounts receivable	(4,865)	(1,261)
Inventories	(501)	(1,799)
Prepaid expenses and other current assets	(572)	(1,154)
Accounts payable	1,640	511
Accrued liabilities	503	540
Deferred revenue	3,394	1,566
Net cash provided by operating activities	7,587	2,352

Cash flows from investing activities:
Purchase of property and equipment	(2,588)	(784)
Purchase of short-term investments	(92,189)	(15,479)
Sales of short-term investments	2,002	—
Maturities of short-term investments	12,330	—
Net cash used in investing activities	(80,445)	(16,263)

Cash flows from financing activities:
Proceeds from issuance of common stock	88,025	26,457
Proceeds from issuance of common stock – exercise of options	2,998	305
Proceeds from issuance of common stock – exercise of warrants	27	67
Cash paid for fractional shares	—	(1)
Proceeds from line of credit	—	717
Payments on line of credit	—	(2,435)
Net cash provided by financing activities	91,050	25,110

Effect of exchange rates on cash and cash equivalents	55	(160)

Net increase in cash and cash equivalents	18,247	11,039

Cash and cash equivalents, beginning of period	23,900	7,876

Cash and cash equivalents, end of period	$42,147	$18,915

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc. (“Procera” or the “Company”) is a leading provider of Intelligent Policy Enforcement, solutions based on Deep Packet Inspection technology, that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and currently the Company’s common stock trades on the NASDAQ Global Stock Market LLC under the trading symbol “PKT”. Prior to December 29, 2011, the Company’s common stock traded on the NYSE Amex Equities exchange under the same trading symbol.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2012, or any other future period. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, as amended by Form 10-K/A, filed with the SEC on April 6, 2012.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2012 compared to those policies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following is a summary of cash equivalents and short-term investments by type of instrument at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$23,388	$—	$—	$23,388
Certificate of deposit	800	—	—	800
Commercial paper	14,786	—	—	14,786
U.S. agency securities	45,493	14	—	45,507
Corporate bonds	29,718	12	—	29,730
Total investments	$114,185	$26	$—	$114,211

Reported as:
Cash equivalents	$23,388	$—	$—	$23,388
Short-term investments	90,797	26	—	90,823
Total investments	$114,185	$26	$—	$114,211

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$9,388	$—	$—	$9,388
Certificate of deposit	800	—	(1)	799
Commercial paper	3,247	—	—	3,247
U.S. agency securities	6,558	3	—	6,561
Corporate bonds	4,401	1	(4)	4,398
Total investments	$24,394	$4	$(5)	$24,393

Reported as:
Cash equivalents	$10,888	$1	$—	$10,889
Short-term investments	13,506	3	(5)	13,504
Total investments	$24,394	$4	$(5)	$24,393

As of September 30, 2012, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income within stockholders’ equity. Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three and nine months ended September 30, 2012.

The Company did not realize any gains or losses in the three or nine months ended September 30, 2012 and 2011.  The cost of securities sold was determined based on the specific identification method.

Index

4.	FAIR VALUE MEASUREMENTS

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

The following is a summary of cash equivalents and short-term investments by type of instruments as of September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$23,388	$—	$—	$23,388
Certificates of deposit	—	800	—	800
Commercial paper	—	14,786	—	14,786
U.S. agency securities	—	45,507	—	45,507
Corporate bonds	—	29,730	—	29,730
Total assets measured at fair value	$23,388	$90,823	$—	$114,211

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$9,388	$—	$—	$9,388
Certificates of deposit	—	799	—	799
Commercial paper	—	3,247	—	3,247
U.S. agency securities	—	6,561	—	6,561
Corporate bonds	—	4,398	—	4,398
Total assets measured at fair value	$9,388	$15,005	$—	$24,393

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

During the nine months ended September 30, 2012, the Company did not have any transfers between Level 1 and Level 2 instruments.

5.	CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts Receivable

Accounts receivable at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$16,559	$11,501
Less: allowance for doubtful accounts	(96)	(98)
Total	$16,463	$11,403

Index

Inventories

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market value. Inventories at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$7,483	$7,386
Raw materials	173	239
Inventories, net	$7,656	$7,625

Accrued Liabilities

Accrued liabilities at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Payroll and related	$1,920	$1,668
Warranty	469	565
Sales commissions	864	939
Professional services	362	181
Other	840	492
Total accrued liabilities	$4,455	$3,845

Warranty Provision

The Company warrants its products against material defects for a specific period of time, generally twelve months for its hardware products and three months for its software products. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty.  The amount of accrued estimated warranty costs is primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.

The following table summarizes warranty reserve activity during the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Warranty accrual, beginning of period	$565	$531
Provision for current period sales	40	84
Deductions for warranty claims processed during the period	(136)	—
Warranty accrual, end of period	$469	$615

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Accumulated net unrealized gain (loss) on short-term investments	$26	$(1)
Accumulated foreign currency translation adjustments	(199)	(389)
Accumulated other comprehensive loss	$(173)	$(390)

Index

6.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issuable upon the exercise of outstanding stock options or warrants and the vesting of restricted stock awards (“RSAs”), which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options or warrants, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted net income per share and potential shares of common stock that are not included in the diluted net income per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,763	$2,045	$4,108	$1,996

Denominator:
Weighted average common shares - basic	19,305	14,358	17,304	12,489
Dilutive effect of employee equity incentive plans	496	184	506	165
Dilutive effect of warrants	—	51	14	65
Weighted average common shares - diluted	19,801	14,593	17,824	12,719

Net income per share:
Basic	$0.14	$0.14	$0.24	$0.16
Diluted	$0.14	$0.14	$0.23	$0.16

Antidilutive securities:
Options and restricted stock	285	487	262	492
Warrants	—	159	—	160
Total	285	646	262	652

7.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On April 25, 2012, the Company completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for an aggregate gross sales price of $94.5 million.  The Company received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.

On June 24, 2011, the Company completed a registered offering of 3.0 million shares of common stock, which included the exercise in full of the underwriters’ overallotment option to purchase 394,800 shares of common stock.  The shares were sold to the public at $9.50 per share for an aggregate gross sales price of $28.8 million.  The Company received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.

Index

Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Nine Months Ended September 30,
	2012		2011
	Number of Shares	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
Outstanding at the beginning of the period	85	$7.75	409	$8.39
Exercised	(60)	4.83	(143)	4.49
Cancelled or expired	(25)	14.62	(25)	6.73
Outstanding at the end of the end of the period	—	$—	241	$10.87

Equity Incentive Plan Activity

The Company’s 2007 Equity Incentive Plan, as amended (the “Plan”) provides for the grant of stock options and restricted stock awards to eligible employees.  As of September 30, 2012, 794,032 shares were available for future grant under the Plan.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2012 and 2011 (in thousands, except exercise prices):

	Nine Months Ended September 30,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,198	$10.35	975	$8.93
Granted	254	20.97	161	9.82
Exercised	(302)	9.92	(18)	5.92
Cancelled	(37)	11.84	(25)	6.05
Outstanding at the end of the period	1,113	$12.86	1,093	$9.24
Vested and expected to vest at the end of the period	1,067	$12.71	1,063	$9.29
Exercisable at the end of the period	611	$11.44	737	$10.06

As of September 30, 2012, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $11.9 million, $11.6 million and $7.4 million, respectively. As of September 30, 2012, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 6.04 years, 5.98 years and 5.16 years, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $3.1 million and $84,000, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2012 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $ 5.80	237	6.96	$5.07	151	$5.05
6.00 – 9.72	178	6.07	7.56	134	7.30
9.93 – 14.49	229	5.66	13.07	196	13.54
14.50 – 33.50	469	7.68	18.72	130	19.96
$4.30 – $ 33.50	1,113	6.04	$12.86	611	$11.44

Index

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2012 and 2011 (in thousands, except grant date fair values):

	Nine Months Ended September 30,
	2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Non-vested at the beginning of the period	136	$9.24	60	$5.30
Granted	17	20.86	23	8.62
Vested	(25)	8.75	—	—
Non-vested at the end of the period	128	$10.90	83	$6.23

The total fair value of RSAs vested during the nine months ended September 30, 2012 was $0.2 million.  No RSAs vested during the nine months ended September 30, 2011.

8.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Cost of goods sold	$34	$26	$98	$51
Research and development	76	22	296	64
Sales and marketing	296	109	942	219
General and administrative	415	257	857	445
Total stock-based compensation expense	$821	$414	$2,193	$779

No income tax benefits were recognized in the three and nine months ended September 30, 2012 and 2011 due to operating loss carry-forwards available to offset current income.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of September 30, 2012, total unrecognized compensation cost related to unvested stock options was $4.2 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 3.1 years, and total unrecognized compensation cost related to non-vested RSAs was $0.8 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 1.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each RSA is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (years)	4.04	4.86	4.10	4.79
Expected volatility	79.3%	66.6%	75.5%	71.6%
Risk-free interest rate	0.58%	1.49%	0.67%	2.09%
Expected dividend yield	0%	0%	0%	0%

Index

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $10.98 and $4.74, respectively.

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

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”), pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from Procera.  Pursuant to this agreement, the Company’s Board of Directors supported the election of B.G. Kumar, Executive Vice President and President of Networking and Applications Product Unit of GENBAND, as a director of the Company. At the Company’s 2012 Annual Meeting of Stockholders held on August 27, 2012, the Company’s stockholders elected Mr. Kumar as a director of the Company to serve until the Company’s 2013 annual meeting of stockholders, and until his successor is elected and qualified, or until his earlier death, resignation or removal.

During the three and nine months ended September 30, 2012, the Company recognized revenue of approximately $0.1 million and $1.7 million, respectively, on sales to GENBAND.  The Company recognized revenue of approximately $0.1 million and $0.8 million for the three and nine months ended September 30, 2011, respectively, on sales to GENBAND.  At September 30, 2012 and December 31, 2011, the Company had accounts receivable of approximately $1.0 million and $0.1 million, respectively, from GENBAND.

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

As of September 30, 2012, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,
2012 (remaining)	$87
2013	353
2014	356
2015	310
2016	229
Total minimum lease payments	$1,335

Index

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility for short-term working capital purposes with Silicon Valley Bank. On February 3, 2012, the loan and security agreement was amended and restated (the “Amended Secured Credit Facility”), to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years of the Amended Secured Credit Facility. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets. The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions. The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank. In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee. The Company was in compliance with the financial covenants as of September 30, 2012. At September 30, 2012 and December 31, 2011, the Company had no outstanding balance under the Amended Secured Credit Facility.

Concentrations

For the three months ended September 30, 2012, revenues from Shaw Communications, Inc. and a second customer represented 16% and 24% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the nine months ended September 30, 2012, revenues from Shaw Communications, Inc. and a second customer represented 17% and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues. For the three months ended September 30, 2011, revenues from two customers represented 41% and 22% of net revenues, respectively, and for the nine months ended September 30, 2011, revenue from one customer represented 28% of net revenues, with no other single customer accounting for more than 10% of net revenue.

At September 30, 2012, accounts receivable from Shaw and two other customers represented 13%, 33% and 11%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2011, accounts receivable from Shaw and one other customer represented 45% and 20%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of September 30, 2012 and December 31, 2011, approximately 78% and 37%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Indemnifications

The Company generally agrees to indemnify customers against legal claims that the Company's products infringe certain third party property rights. As of September 30, 2012 and 2011, the Company has not been required to make any payments resulting from infringement claims asserted against customers and have not recorded any related reserves.

11.	INCOME TAXES

The Company's effective tax rate was 3% for the nine months ended September 30, 2012 and 4% for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2012, the Company recorded an income tax provision of $29,000 and $141,000 on income before provision for income taxes of $2.8 million and $4.2 million, respectively.  For the three and nine months ended September 30, 2011, the Company recorded an income tax provision of $0 and $79,000 on income before provision for income taxes of $2.0 million and $2.1 million, respectively.  The effective tax rate for the nine months ended September 30, 2012 differs from the federal statutory tax rate as a result of state taxes, earnings taxed in foreign jurisdictions and the utilization of net operating loss carryforwards.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in other foreign jurisdictions including Australia and Sweden beginning in 2005 through the current period.

At September 30, 2012, the Company had $245,000 of unrecognized tax benefits, a total of $210,000 of which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next twelve months.

12.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks. Sales for geographic regions are based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices.

Index

The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales:
United States	$7,582	$7,033	$23,529	$14,563
Europe, Middle East and Africa	3,031	3,643	10,749	8,987
Asia Pacific	5,448	1,517	8,780	5,222

Total	$16,061	$12,193	$43,058	$28,772

The following are summaries of long-lived assets by geographical region (in thousands):

	September 30, 2012	December 31, 2011
Long-lived assets:
United States	$714	$341
Europe	2,684	1,465
Australia	16	20
Total	$3,414	$1,826

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could,” “initial,” “future,” “may,” “predict,” “potential,” “should” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●	our estimates and expenctions for revenue for full fiscal year 2012 and for cost of sales and operating expenses for the fourth fiscal quarter of 2012, as well as our future gross margin rates;

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our company with respect to the development of products and services;

●	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

Index

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

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations, identified under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as general risks and uncertainties such as those relating to general economic conditions and demand for our products and services.

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

Our IPE products are part of the market for mobile packet and broadband core products.  According to Infonetics Research, the market for IPE products is expected to grow from $344 million in 2010 to just under $2.0 billion in 2016, a compound annual growth rate of 34%.  We have also entered the Application Delivery Networking market, which was a $2.6 billion addressable market in 2011, with our announcement of Carrier Grade NAT and Advanced Traffic Steering. Our solutions deliver a key element of the mobile packet and broadband core ecosystems by creating a policy enforcement layer in the network.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management, Charging and Network Monitoring, Optimization and Assurance functions and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

We face competition from suppliers of standalone IPE and deep packet inspection (“DPI”) products, including Allot Communications Ltd., Arbor Networks (a subsidiary of Tektronix), Blue Coat Systems, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Cloudshield Technologies, Inc. (a subsidiary of SAIC, Inc.), Ericsson, Huawei Technologies Company, Ltd., Juniper Networks, Inc. and Sandvine Corporation. Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.

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

Index

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase	2012	2011	Increase

Net product revenue	$12,948	$10,128	28%	$34,640	$24,007	44%
Net support revenue	3,113	2,065	51%	8,418	4,765	77%
Total revenue	$16,061	$12,193	32%	$43,058	$28,772	50%

Total revenue for the three and nine months ended September 30, 2012 was $16.1 million and $43.1 million, an increase of 32% and 50%, respectively, from the comparable periods in the prior year.  Product revenue in the three and nine months ended September 30, 2012 was $12.9 million and $34.6 million, an increase of 28% and 44%, respectively.  Support revenue in the three and nine months ended September 30, 2012 was $3.1 million and $8.4 million, an increase of 51% and 77%, respectively.  The increase in product revenue in the three and nine months ended September 30, 2012 compared to the same periods in 2011 reflected increased sales of our mid-range PL8000 series products and PacketLogic Subscriber Management software to wireline, wireless and cable service provider customers.  The increase in the support revenue in 2012 compared to the first nine months of 2011 reflected the continued expansion of the installed base of our products to which we have sold ongoing support services.  For the three months ended September 30, 2012, revenues from Shaw Communications, Inc. and one additional customer represented 16%, and 24% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the nine months ended September 30, 2012, revenues from Shaw Communications, Inc. and one additional customer represented 17% and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues. For the three months ended September 30, 2011, revenues from two customers represented 41% and 22% of net revenues, respectively, and for the nine months ended September 30, 2011, revenue from one customer represented 28% of net revenues, with no other single customer accounting for more than 10% of net revenue.

Index

Sales to customers located in the United States as a percentage of total revenues were 47% and 55% for the three and nine months ended September 30, 2012, respectively. Sales to customers located in the United States as a percentage of total revenues were 58% and 51% for the three and nine months ended September 30, 2011, respectively.

For the year ending December 31, 2012, we expect total revenue to increase by approximately 40% compared with the total revenue reported for the year ended December 31, 2011.

Cost of Sales

Cost of sales includes direct labor and material costs for products sold, costs expected to be incurred for warranty, adjustments to inventory values, including the write-down of slow moving or obsolete inventory and costs for support personnel.

The following table presents the breakdown of cost of sales by category for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase/(Decrease)	2012	2011	Increase
Product costs	$4,053	$4,473	(9)%	$12,671	$10,620	19%
Percent of net product revenue	31%	44%		37%	44%

Support costs	487	256	90%	956	516	85%
Percent of net support revenue	16%	12%		11%	11%

Total cost of sales	$4,540	$4,729	(4)%	$13,627	$11,136	22%
Percent of total net revenue	28%	39%		32%	39%

Total cost of sales in the three months ended September 30, 2012 decreased by $0.2 million while total cost of sales in the nine months ended September 30, 2012 increased by $2.5 million compared to the three and nine month periods in 2011.  Cost of sales as a percentage of revenue decreased by 11 and 7 percentage points for the three and nine months ended September 30, 2012, respectively, from the comparable periods in the prior year.  The decrease in cost of sales in the three months ended September 30, 2012 primarily reflected an increased proportion of software license sales compared to hardware products. The increase in cost of sales in the nine months ended September 30, 2012 reflected higher material costs associated with increased product sales.  The decrease in cost of sales as a percentage of revenue for the three and nine months ended September 30, 2012 primarily reflected increased sales of our appliance-based PL8000 series products, which have lower material costs compared with our other products, and an increased proportion of license revenue. Support cost of sales increased by $231,000 and $440,000 for the three and nine months ending September 30, 2012, reflecting increased customer support and professional services headcount.  We expect support cost of sales to further increase in the three months ending December 31, 2012, as compared with the three months ended September 30, 2012 because of additional hiring of customer support and professional services headcount and greater use of outside support services.  Stock-based compensation recorded to cost of sales in the three and nine months ended September 30, 2012 was $34,000 and $98,000, respectively, compared to $26,000 and $77,000, respectively, in the corresponding periods of 2011.

Gross Profit

Gross profit for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase	2012	2011	Increase

Gross profit	$11,521	$7,464	55%	$29,431	$17,636	67%
Percent of total net revenue	72%	61%		68%	61%

Index

Our gross profit margin for the three and nine months ended September 30, 2012 increased by 11% and 7%, respectively, from the comparable periods in the prior year.  The improvement in margins for the three and nine months ended September 30, 2012 was a result of a favorable product mix, which included increased sales of our PacketLogic Subscriber Manager software license resulting in a higher proportion of software license revenue, and increased sales of our appliance-based hardware, which has higher margins compared to our chassis based products.  We have experienced significant variability in our gross profit rate in the past. For example, our gross profit rate was 56%, 70%, 63% and 72% for the three-months ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. This variability results from many factors, including the mix of hardware and software in revenue as well as the degree of competitive pricing impacting our revenue. We expect this variability in our gross margin rate to continue in the future.

Operating Expense

Operating expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

Research and development	$1,931	$1,024	89%	$5,414	$3,304	64%
Sales and marketing	4,573	2,976	54%	13,053	8,184	59%
General and administrative	2,386	1,394	71%	6,823	3,982	71%
Total	$8,890	$5,394	65%	$25,290	$15,470	63%

In 2012, our total operating expenses have steadily increased because we have been hiring additional employees in each function of our company, invested in testing equipment for the development of our products and have increased the use of outside services, including legal and accounting services. We anticipate that this trend will continue in subsequent quarters and that total operating expenses for the fourth quarter of 2012 will exceed those incurred in the quarter ended September 30, 2012.

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications and equipment costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.  Research and development expenses for the three and nine months ended September 30, 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase	2012	2011	Increase

Research and development	$1,931	$1,024	89%	$5,413	$3,304	64%
As a percentage of net revenue	12%	8%		13%	11%

Research and development expenses for the three and nine months ended September 30, 2012 increased by $0.9 million and $2.1 million, respectively, compared to the three and nine months ended September 30, 2011 as a result of hiring additional research and development personnel and the corresponding additional employee compensation costs, and costs for testing and testing equipment for new product introductions.  Additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three and nine months ended September 30, 2012 was $0.1 million and $0.3 million, respectively, compared to $31,000 and $96,000, respectively, in the corresponding periods in 2011.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.  Sales and marketing expenses for the three and nine months ended September 30, 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

Sales and marketing	$4,573	$2,976	54%	$13,053	$8,184	59%
As a percentage of net revenue	28%	24%		30%	28%

Index

Sales and marketing expenses for the three and nine months ended September 30, 2012 increased by $1.6 million and $4.9 million, respectively, compared to the three and nine months ended September 30, 2011.  The increase reflected the hiring of additional sales and marketing personnel in 2012 and the corresponding higher compensation costs, and higher commission costs as a result of the increase in revenue. Stock-based compensation recorded to sales and marketing expenses in the three and nine months ended September 30, 2012 was $0.3 million and $0.9 million, respectively, compared to $0.1 million and $0.3 million, respectively, in the corresponding periods in 2011.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance functions and service fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations.  General and administrative expenses for the three and nine months ended September 30, 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change

General and administrative	$2,386	$1,393	71%	$6,823	$3,982	71%
As a percentage of net revenue	15%	11%		16%	14%

General and administrative expenses for the three and nine months ended September 30, 2012 increased by $1.0 million and $2.8 million, respectively, compared to the three and nine months ended September 30, 2011, reflecting higher accrued bonus costs associated with exceeding revenue targets, business development expenses of $0.6 million, higher legal and audit fees and increased use of contractors and professionals as our business has grown. Stock-based compensation recorded to general and administrative expense in each of the three and nine months ended September 30, 2012 was $0.4 million and $0.9 million, respectively, compared to $0.3 million and $0.7 million, respectively, in the corresponding periods in 2011.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$161	$(26)	719%	$108	$(91)	221%

Interest and other income (expense), net in the three months ended September 30, 2012, reflected interest income earned on our cash and investment balances and foreign exchange gains.  Interest and other income (expense), net in the nine months ended September 30, 2012, reflected interest income earned on our cash and investment balances, partially offset by foreign exchange losses.  Interest and other income (expense), net in the three and nine months ended September 30, 2011 primarily reflected interest expense associated with our credit facility.  Interest expense in the three and nine months ended September 30, 2012 decreased from the prior year comparable periods, reflecting no borrowings under our credit facility in 2012.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)

Provision for income taxes	$29	$-	100%	$141	$79	78%

We are subject to taxation primarily in the U.S., Australia, Japan, Singapore and Sweden as well as in a number of U.S. states, including California. The increase in the tax provision for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 reflects higher state and foreign taxes as a result of the increase in taxable income.

Index

We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of FASB Accounting Standards Codification Topic 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
	($ in thousands)
Net cash provided by operating activities	$7,587	$2,352
Net cash used in investing activities	(80,445)	(16,263)
Net cash provided by financing activities	91,050	25,110
Effect of exchange rate changes on cash and cash equivalents	55	(160)
Net increase in cash and cash equivalents	$18,247	$11,039

During the nine months ended September 30, 2012, we generated $7.6 million in cash from operating activities compared to $2.4 million for the nine months ended September 30, 2011.  Cash provided by operating activities during the nine months ended September 30, 2012 primarily consisted of our net income of $4.1 million, non-cash charges of $3.9 million and net working capital sources of cash of $0.4 million. Non-cash charges consisted primarily of stock-based compensation of $2.2 million and depreciation expense of $0.6 million. Working capital sources of cash consisted primarily of an increase in deferred revenue of $3.4 million, reflecting sales of support contracts to both new and existing customers, and an increase in accounts payable of $1.6 million due to an increase in inventory purchases.  Working capital uses of cash consisted primarily of an increase in accounts receivable of $4.9 million due to higher credit sales.

Net cash used in investing activities of $80.0 million during the nine months ended September 30, 2012 mainly consisted of purchases of short-term investments of $92.2 million and purchases of lab and testing equipment for use in research and development of $2.6 million, partially offset by proceeds from sales and maturities of short-term investments of $14.3 million.  Net cash used in investing activities during the nine months ended September 30, 2011 of $16.3 million included purchases of short-term investments of $15.5 million and purchases of lab and testing equipment of $0.8 million.

Net cash provided by financing activities of $91.1 million during the nine months ended September 30, 2012 reflected the net proceeds from the issuance of our common stock of $88.0 million and proceeds from the exercise of stock options and warrants of $3.0 million.  Net cash provided by financing activities during the nine months ended September 30, 2011 of $25.1 million included net proceeds from the issuance of common stock of $26.5 million and proceeds from the exercise of stock options and warrants of $0.4 million, partially offset by net repayment of borrowings on our credit line of $1.7 million.

Our cash, cash equivalents and short-term investments at September 30, 2012 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  All investments are classified as available for sale.

On April 25, 2012, we completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for an aggregate gross sales price of $94.5 million.  We received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.  We intend to use the net proceeds for general working capital and corporate purposes, including potential acquisitions.

On February 3, 2012, we amended and restated our two-year loan and security agreement with Silicon Valley Bank to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date. Borrowings under the amended credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. At September 30, 2012 and December 31, 2011, we had no borrowings outstanding under this credit facility.

Index

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

 Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California and Sweden that extend through 2016. The details of these contractual obligations are further explained in Note 10 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of September 30, 2012, we had open non-cancelable purchase orders amounting to approximately $5.6 million, primarily with our third-party contract manufacturers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, Australian Dollars and the Euro.  We incur operating expenses predominantly in U.S. Dollars, Swedish Krona and Australian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates. However, to date, exchange rate fluctuations have not had a material impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures.  We do not believe that a 10% change in foreign currency exchange rates would have a material effect on our future operating results or cash flows.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $133.0 million at September 30, 2012.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have an effective maturity of less than one year and are classified as available-for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at September 30, 2012, we believe that we have no material exposure to changes in the fair value as a result of changes in interest rates.

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

As required by Rule 13a-15(b), promulgated under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Index

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A	Risk Factors

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

We had an accumulated deficit of $54.2 million as of September 30, 2012. We may incur losses from operations in future periods. The profitability we achieved in the three and nine months ended September 30, 2012 may not be indicative of sustained profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues. Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

The market in which we operate is highly competitive and unless we continue to enhance the functionality of our products by adding additional features, our competitive position may deteriorate and the average selling prices for our products may decrease over time.  Such a decrease also could result from the introduction of competing products or from the standardization of deep packet inspection (“DPI”) technology.  To counter this trend, we endeavor to enhance our products by offering higher system speeds and additional performance features, such as additional protection functionality, supporting additional applications and enhanced reporting tools.  We may also need to reduce our per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices may decline.  If we are unable to reduce these costs or to offer increased functionally and features, our results of operations and financial condition may be adversely affected.

If our products contain undetected software or hardware errors or performance deficiencies, we could incur significant unexpected expenses, experience purchase order cancellations and lose sales.

Index

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

Index

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Havдng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is located in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.  If some or all of our Sweden-based engineers were no longer employed by us, our ability to develop new products and serve existing customers could be materially and adversely impacted.

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

Index

For the three months ended September 30, 2012, revenues from Shaw Communications, Inc. and a second customer represented 16% and 24% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the nine months ended September 30, 2012, revenues from Shaw Communications, Inc. and a second customer represented 17% and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues. For the three months ended September 30, 2011, revenues from two customers represented 41% and 22% of net revenues, respectively, and for the nine months ended September 30, 2011, revenue from one customer represented 28% of net revenues, with no other single customer accounting for more than 10% of net revenue.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot replace the customers that purchase large amounts of our products, or if they do not continue to purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

If demand for our products and services grows rapidly, we may experience difficulties meeting the demand. For example, the installation and use of our products require customer training.  If we are unable to provide adequate training and support for our products, the implementation process will be longer and customer satisfaction may be lower.  In addition, we may not be able to exploit fully the growing market for our products and services, and our competitors may be better able to satisfy this demand.  We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations. The failure to meet the challenges presented by rapid customer and market expansion could cause us to miss sales opportunities and otherwise have a negative impact on our sales and profitability.

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

We rely primarily on trademark law, copyright law, trade secret law and contractual rights to protect our intellectual property rights in our PacketLogic product line.  We cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our intellectual property rights.  We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and take appropriate measures to control access to and distribution of our software, documentation and other proprietary information.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. This type of litigation often is very costly and can continue for a lengthy period of time. If we are found to infringe on the proprietary rights of others, or if we agree to settle any such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products so that they no longer infringe upon such proprietary rights. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid any claims of infringement may be costly or impractical. Litigation resulting from claims that we are infringing the proprietary rights of others, or litigation that we initiate to protect our intellectual property rights, could result in substantial costs and a diversion of resources from sales and/or development activities, and could have a material adverse effect on our results of operations and financial condition.

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

We do not know whether we will effectively manage our contract manufacturers or whether these manufacturers will meet our future requirements for timely delivery of product components of sufficient quality and quantity. If one or more of our contract manufacturers were to experience financial difficulties or decide not to continue its business relationship with us, we would need to identify other contract manufacturers to perform these services, and there could be product delivery delays while we seek to establish and implement the new relationship. We also plan to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. Any delays in meeting customer demand or quality problems resulting from the inability of our contract manufacturers to provide us with adequate supplies of high-quality product components, including problems relating to logistic services, could result in lost or reduced future sales to key customers and could have a material adverse effect on our sales and results of operations.

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

Index

If our suppliers fail to adequately supply us with certain original equipment manufacturer (“OEM”) sourced components, our product sales may suffer.

Reliance upon OEMs, as well as industry supply conditions, generally involves several additional risks, including the possibility of a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability). Most of our hardware products, or the components of our hardware components, are based on industry standards and are therefore available from multiple manufacturers. If our suppliers were to fail to deliver, alternative suppliers should be available, although qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.  However, in some specific cases we have single-sourced components, because alternative sources are not currently available.  If these components were not available for a period of time, we could experience product supply interruptions, delays or inefficiencies, which could have a material adverse effect on our results of operations and financial condition.

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

Legislative and regulatory actions, higher insurance costs and new accounting pronouncements are likely to impact our future financial position and results of operations.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we recently dismissed PMB Helin Donovan, LLP as our independent registered public accounting firm and retained Ernst & Young LLP as our independent registered public accounting firm. Our new independent registered public accounting firm may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

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

Index

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

The price of our common stock could decline if our financial results are materially adversely affected by one or more of the foregoing factors.

Our headquarters are located in Northern California where natural disasters may occur that could disrupt our operations and harm our business.

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

* The network equipment market is subject to rapid technological progress and to remain competitive, we must continually introduce new products or upgrades that achieve broad market acceptance.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products or upgrades in this dynamic environment, our product lines may become less competitive or obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the technology on which we have based our product architecture. We cannot assure you that our chosen technological approaches will achieve broad market acceptance or that other technology or devices will not supplant our products and technology.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. At September 30, 2012, there were 19,496,673 shares of our common stock outstanding and outstanding stock options to purchase 1,112,835 shares of our common stock. At September 30, 2012, we had an authorized reserve of 794,032 shares of common stock which we may grant as stock options or other equity awards pursuant to our existing equity incentive plan.

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

None.

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

3.1*	Articles of Incorporation, included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
3.5*	Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1*	Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.2*	Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.3*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.4*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.5*	Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
4.6*	Form of Common Stock Certificate, included as Exhibit 4.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1#	Procera Networks, Inc. 2007 Equity Incentive Plan, as amended.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed
#  Indicates management contract or compensatory plan or arrangement.
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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
November 7, 2012		Charles Constanti, Chief Financial Officer
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

3.1*	Articles of Incorporation, included as Exhibit 3.1 to our form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4*	Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
3.5*	Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1*	Form of Warrant Agreement for July 2007 offering, included as Exhibit 4.3 to our form SB-2 filed on October 5, 2007 and incorporated herein by reference.
4.2*	Form of Subscription Agreement for May 2009 offering, included as Exhibit 10.1 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.3*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.2 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.4*	Form of Note Purchase Agreement for May 2009 offering, included as Exhibit 10.3 to our form 8-K filed on May 8, 2009 and incorporated herein by reference.
4.5*	Form of Subscription Agreement for March 2010 offering, included as Exhibit 1.2 to our form 8-K filed on March 2, 2010 and incorporated herein by reference.
4.6*	Form of Common Stock Certificate, included as Exhibit 4.1 to our form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1#	Procera Networks, Inc. 2007 Equity Incentive Plan, as amended
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed
#  Indicates management contract or compensatory plan or arrangement.
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