Form 10-K
period 2012-12-31
PROCERA NETWORKS INC
filed 2013-03-15
CIK 1165231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to.

Commission file number 001-33691

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4121 Clipper Court	94538
Fremont, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 230-2777

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐ No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐ No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐ No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012, based upon the closing price of common stock on such date as reported on the NASDAQ Global Market, was approximately $434,352,386. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 12, 2013 was 20,534,985.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2012.

PROCERA NETWORKS, INC.

FISCAL YEAR 2012
Form 10-K

ANNUAL REPORT

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements regarding our strategy, financial performance and revenue sources that involve a number of risks and uncertainties, including those discussed under the title “RISK FACTORS” in Item 1A.  Forward-looking statements in this report include, but are not limited to, those relating to our potential for future revenues, revenue growth and profitability; markets for our products; our ability to continue to innovate and obtain intellectual property protection; operating expense targets; liquidity; new product development; the possibility of acquiring (and our ability to consummate any acquisition of) complementary businesses, products, services and technologies; the geographical dispersion of our sales; expected tax rates; our international expansion plans; and our development of relationships with providers of leading Internet technologies.  In some cases, you can identify forward-looking statements by terms such as “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions.

While these forward-looking statements represent our current judgment on the future direction of our business, such statements are subject to many risks and uncertainties which could cause actual results to differ materially from any future performance suggested in this Annual Report on Form 10-K due to a number of factors, including, without limitation, our ability to produce and commercialize new product introductions, particularly our acceleration-related technologies; our ability to successfully compete in an increasingly competitive market; the perceived need for our products; our ability to convince potential customers of the value of our products; the costs of competitive solutions; our reliance on third party contract manufacturers; continued capital spending by prospective customers and macro-economic conditions.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to publicly release any revisions or updates to forward-looking statements to reflect events, information or circumstances arising after the date of this document, except as required by federal securities laws.  See “RISK FACTORS” appearing in Item 1A.  Investors may access our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.proceranetworks.com, but the information on our website does not constitute part of this Annual Report on Form 10-K and is not incorporated by reference.

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

We are a leading provider of Intelligent Policy Enforcement, or IPE, solutions that enable mobile and broadband network operators and entities managing private networks, including higher education institutions, businesses and government entities (collectively referred to as network operators), to gain enhanced visibility into, and control of, their networks.  Our solutions provide granular network intelligence intended to enable network operators to improve the quality and longevity of their networks, better monetize their network infrastructure investments, control security hazards and create, commercialize and deploy new applications and services for their users.  We believe that the intelligence our products provide about users and their usage enables our network operator customers to make qualified business decisions.  Our network operator customers include mobile service providers, broadband service providers, cable multiple system operators, or MSOs, Internet Service Providers, or ISPs, educational institutions, enterprises and government agencies.

Our IPE products are part of the growing market for mobile packet and broadband core products.  According to Infonetics Research, the market for IPE products was expected to reach $601.7 million in 2012 and currently is expected to grow to $1.8 billion in 2016, a 2011–2016 compounded annual growth rate, or CAGR of 30.4%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management, Charging and Network Monitoring, Optimization and Assurance functions and are compliant with the widely adopted 3rd Generation Partnership Program, or 3GPP, standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation delivery and monetization in order to differentiate their offerings and deliver a high Quality of Experience, or QoE, to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high Quality of Service, or QoS, for subscribers.

We were incorporated in 2002 and became a public company in October 2003 following our merger with Zowcom, Inc., a publicly-traded Nevada corporation.  In 2006, we completed acquisitions of the Netintact entities and in 2013, we acquired Vineyard Networks, Inc., a leader in the Enterprise OEM DPI market. Our Company is headquartered in Fremont, California, and we have regional headquarters in Varberg, Sweden and Singapore.  We sell our products through our direct sales force, resellers, distributors and systems integrators in the Americas, Asia Pacific and Europe.

Industry Background

Network traffic has risen sharply in recent years as a result of the advent of ubiquitous broadband Internet Protocol, or IP, and mobile networks covering an increasing portion of the world’s population, the proliferation of sophisticated edge devices including smartphones, tablets and laptops and the rise in connections, communications, social networking and data-intensive applications.  We refer to this new era of hyper-connectivity as the New Digital Lifestyle.  According to the Cisco Visual Networking Index, globally, mobile data traffic may reach 11,155,531 Terabytes (11.16 Exabytes) per month in 2017, the equivalent of 2,789 million DVDs each month or 30,742 million text messages each second.

Mobile data networks are an essential tool in the New Digital Lifestyle for streaming video, social networking and collaboration.  Consumers are accessing content from multiple mobile broadband connections and have high expectations on this information being available in real-time.  Social networking, applications and entertainment content resides in the cloud in real-time and without quality access to the Internet, the New Digital Lifestyle can be disrupted.  As networks advance in capabilities in both speed and capacity, new advanced devices and applications will spur more competition for scarce bandwidth.  This results in greater network congestion, causing network operators to balance subscriber demand for network bandwidth with the cost of building additional capacity.  In addition, network providers must be able to adapt to evolving user behavior by rapidly introducing new services and business models to keep pace with demand, which we call service personalization.  IPE enables mobile and broadband network operators to provide unprecedented levels of personalization, service optimization, network assurance and rapid service creation to monetize network investments.  Personalization is tailoring service plans to the needs of the consumer. For example, social networking users may judge QoE (“Quality of Experience”) through their Facebook experience and Video Streamers may judge QoE by the speed and quality of Netflix or YouTube video downloads. A critical element for network operators to keep pace with demand and cope with evolving user behavior is to gain as much insight as possible into network activity at levels of detail that are not possible with existing routers, switches and broadband termination devices.

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

The policy enforcement layer on the network is designed to enforce policies as instructed by the policy management layer.  However, different devices on the network have different levels of visibility and intelligence, translating to different capabilities for enforcing policies.  More intelligent network elements can implement more sophisticated policies.  Sophisticated policies go far beyond simple byte counters or session timers and can include subscriber, location, device and application awareness.  Awareness gives a powerful advantage in the policy enforcement and billing ecosystem in that policy enforcement “instructions” for highly aware network elements can be much simpler than for “unaware” enforcement points.  A contrasting example of this scenario would be if a PCRF is informed of congestion on a specific location, an intelligent policy enforcement point could be passed an instruction to “prioritize real-time applications at Site A”, where an un-aware enforcement point would need to pass a number of new rules that might match specific devices and flows using access control lists, or a much less sophisticated congestion management policy that might make all users equally unsatisfied.  The signaling load on the network normally will be considerably lower on an intelligent network than on an unaware network, as intelligent systems have a greater awareness of location, devices and applications for each active subscriber on the network.

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

Service Personalization – Enables policy-based services designed to provide each individual subscriber with a service that meets their pricing, service and quality needs.  Services include delivering prioritization during congestion, minimum bandwidth, usage limits, differentiated pricing, zero-rated content and time-based or value-added services such as Parental Control.

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

Network Protection – Reacts quickly to network threats and attacks to minimize subscriber impact and QoE, as well as protects network integrity.  This can be accomplished directly by the IPE solution or through integration with other security systems that leverage the visibility of the IPE system.

Bill Shock Prevention – Prevents user churn due to excessive roaming charges, data usage or distributed denial of service attacks that can inflate a subscriber’s bill.  These notifications need to be proactive and function in real-time to notify subscribers as they approach service limits or pre-defined limits.

Industry Growth Catalysts

According to Infonetics Research, the market for IPE products was expected to reach $601.7 million in 2012 and is expected to grow to $1.8 billion in 2016, a 2011–2016 CAGR of 30.4%.  The increasing necessity for Policy Management and IPE will be spurred by growing subscriber demand for mobile content and applications, coupled with the network operators’ need to control usage, cost and create new personalized services.  Growth will be aided in part by:

Increase in global broadband users – Broadband connectivity has become globally ubiquitous, particularly as underdeveloped and developing markets continue to gain increased broadband access.  Ericsson, in November 2012, forecasted that global mobile broadband subscriptions would reach 1.5 billion at the end of 2012, and will reach 6.5 billion in 2018. We believe that the mobile phone will continue to be the dominant mobile broadband access device.  This increase in the number of broadband users is placing significant stress on bandwidth capacity.  Operators need to implement new tiered service plans and business models that utilize Policy Management and IPE solutions in order to effectively manage their user growth and sustain a high level of QoS.

Device penetration – Mobile network operators have made significant investments in new technology to increase network performance and alleviate bandwidth congestion.  At the same time, new mobile devices, including smartphones and tablets, are being introduced to take advantage of higher capacity 3G and LTE networks.  Gartner forecasts that smartphone production and purchases will reach 1.2 billion devices worldwide in 2013. It also forecasts sales of 821 million smart phones in 2012 — which Garter predicts will account for 70 percent of total devices sold in 2012. Tablet purchases by businesses will reach 13 million in 2013, estimates Gartner, more than tripling by 2016 to reach 53 million units.  Consumers are increasingly buying tablets in preference to netbooks and even entry-level notebooks or desktops.  Unlike legacy devices, new smartphones and tablets are designed to take advantage of data-intensive services, like video and gaming, which will deplete available capacity.  Mobile network operators will need to continue to adopt Policy Management and IPE solutions that provide more sophisticated network control and include subscriber, location, device and application awareness.

Competitive pressure across network operators – The competition among network operators continues to increase as they battle for the latest generation of broadband users and seek to capture new revenue opportunities.  It is incumbent upon network operators to upgrade their networks while they simultaneously improve user QoS and QoE to grow their subscriber bases.  Operators who adapt best to the evolving requirements of their users with more flexible business models and service plans should be well positioned to attract and retain subscribers.  In order to do so, we believe that operators will need to integrate Policy Management and IPE solutions into their existing network infrastructure.

Industry Challenges

The industry also faces a number of challenges as an increasing amount of bandwidth is necessary to run increasingly sophisticated and data-intense applications.  These network operator challenges include:

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

New data-intensive applications – The advent of smartphones and tablets has enabled an ecosystem of applications that are increasing in popularity among users.  Many of these applications are free to download and use, but are very data-intensive.  Social networking applications in particular have led to constant subscriber connectivity and frequent information synchronization, which translates to higher session counts per user. Apple’s Siri and iCloud applications have dramatically increased background mobile data traffic for Apple devices and the increasing use of cloud-based services will only continue to drive bandwidth usage up on a per user basis.

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

The standard-syntax language of DRDL enables rapid development of new signatures.  The DRDL database currently consists of over 2,000 signatures.  DRDL interconnects control and data sessions of protocols like File Transfer Protocol, or FTP.  During the identification process, DRDL aggregates detailed traffic properties like Multipurpose Internet Mail Extensions, or MIME, type, filename, chat channel and Session Initiation Protocol, or SIP, caller ID.  A unique and integral feature of DRDL is the classification function.  Connection flags classify the traffic based on its behavior.  Typical classifications are “interactive”, “streaming”, “random-looking” and “bulky”.  This classification system enables operators to set preferences on unidentifiable traffic or when they need to be application agnostic.

We believe that our technology has several advantages that we extend to our mobile and broadband network operator customers, including:

Radical Simplicity - We believe our solutions are more powerful for service creation and service delivery than competitive solutions without sacrificing ease-of-use.  Our report studio products allow our customers the flexibility and ease of creating virtual charging solutions while delivering a faster rollout of services.

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

Granular Accuracy – We also provide deep visibility into our customers’ networks, enabling visibility to a subscriber level to determine location and device usage to enable a high degree of personalization and customer service.  It also allows our customers to enforce policies on their network.

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

Product Lines

Our IPE solutions are powered by our three main product lines:

PacketLogic Subscriber Manager (PSM) – The PacketLogic Subscriber Manager, or PSM, integrates PacketLogic with network management and operation systems including AAA, OSS, BSS, provisioning and policy managers.  This integration enables policy enforcement and per-user tracking, also known as user awareness, as well as knowledge of where in the network the user connects (location awareness).  User awareness can be leveraged to create personalized offerings that attract new customers, minimize churn and increase average revenue per user, or ARPU, through value-add services. Location awareness makes it possible to resolve, or even avoid, congestion, enhancing the user-experience. It can also control roaming costs through automatic policy enforcement.

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

PacketLogic Real-Time Enforcement Platform (PRE) – The PacketLogic Real-Time Enforcement platforms, or PRE, utilize multiple hardware platforms that run the same operating software offering very high performance and capacity.  Each of the platforms offers consistent, rich features enabled through the different PacketLogic software modules: LiveView, Filtering, Traffic Shaping and Statistics. The PacketLogic hardware platforms offer a range of configurations beginning with the entry-level PL7810, a 1RU unit with up to 5Gbps throughput.  The mid-range PL8720 is a 2RU unit with up to 10Gbps throughput. At the top of the line are the PL8820 with 30 Gbps throughput and the PL8920 with 50 Gbps throughput, both appliances in compact 2RU form factors, and the PL10024 with capacity up to 120 Gbps and 10 million subscribers per system ATCA chassis solution. The newest addition to the PacketLogic family is the PL20000, the industry's first 100GE capable IPE platform, with support for up 320 Gbps of throughput in a single system, and multi-system performance scaling up to 5 Tbps.

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

Product Benefits

Our solutions provide many benefits to our customers, including the following:

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

Expand our technology advantage – Our technology was designed with the ability to rapidly identify new application signatures, and thereby adapt to a dynamic IP network environment across multiple hardware platforms.  We are further developing our products and solutions based on feedback from our customers and industry experts as well as our ongoing research and development of technology, products and solutions that we believe will add value to our customers.  We currently intend to build upon our innovations, continue to release leading-edge products with state-of-the-art capabilities and regularly release new solution features and performance upgrades.

Expand our customer footprint with leading mobile and broadband network operators – Our PacketLogic product line provides us with a solution that can address the network needs of leading mobile and broadband network operators.  We have built a team with deep network operator experience, both from a technology perspective and from selling to network operators.  We have experienced significant traction in the network operator space, and these achievements have provided us with improved access to potential customers and valuable references, which we believe will continue to enhance our sales growth effort.  In addition, we intend to increase our indirect distribution channel.  We currently intend to utilize existing value added reseller partners and to add new partners to increase our ability to address geographic regions and a greater quantity of customers.

Pursue new partnerships – We currently intend to establish partnerships with complementary mobile packet core ecosystem vendors to increase the value we can provide and gain additional access to leading mobile and broadband network operators.  Where feasible from a business as well as technical perspective, we intend to provide broader solutions by bundling our products with complementary products and technologies from other solution providers.  We believe that the flexibility of our software platform gives us the potential to efficiently integrate with complementary solutions and thereby deliver greater benefits to our customers and enhance our ability to compete against competitors whose solutions are more hardware constrained.

Maximize opportunities with existing customers by increasing our share within their network footprint – We will continue to seek to increase our market share within our existing customers’ networks by expanding our product footprint within these networks.  Typically, our first order from a new network operator represents a small portion of their total network as measured by either a single product function or by geography.  We believe we can successfully sell additional solutions to our existing customers following their initial purchase as they realize the benefits of our products and seek to extend their IPE capabilities throughout their networks.  In addition, many service providers operate dual networks (i.e., mobile and broadband) and in these instances, we believe there are opportunities for us to offer our solutions for each network.  We have many captive mobile and broadband network operators that are well positioned to increase service creation and network performance.  We believe we are well positioned to experience tremendous growth with these customers as they build out their capabilities and infrastructure.

Customers

We sell our products and solutions both directly and indirectly to our end-customers.  As of December 31, 2012, we had over 600 customers throughout North America, Europe and Asia.  Our customers are mobile and broadband network operators.  Broadband network operators include MSOs, telecommunications companies, ISPs and private network operators.  Our customers either serve subscriber customers or operate private networks such as a university campus, or enterprise or government agency networks.

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

Fixed-Line Telecommunications Network Operators – Fixed-line telecommunications network operators use fiber infrastructure or digital subscriber lines (commonly referred to as “DSL”) to offer broadband services to end customers.  Many fixed-line telecommunications network operators also operate mobile networks and provide either bundled service to end customers or mobile and broadband service on a stand-alone basis.  These service bundles are increasingly including video services as networks increase in capacity and capabilities.  Adding intelligence to their networks can help them offer differentiated services.

ISPs – ISPs generally lease, rather than own, access infrastructure.  They compete by attempting to offer the best of breed Internet service.  ISPs' greatest competitive advantages are brand and customer relationships.  IPE solutions can improve the performance of ISPs by making the use of their bandwidth more efficient and by allowing them to offer best of breed quality.

Education, Business and Government Entities – Universities generally provide Internet access to students, faculty and employees.  Universities are particularly vulnerable to low QoS for legitimate educational purposes because students frequently have made extensive use of high-bandwidth applications such as peer-to-peer services.  Businesses and government entities rely on large and complex networks for communication infrastructure.  They typically rely on service providers for Internet access and interconnectivity, and can use IPE to optimize the use of their expensive network resources, prioritize business critical applications and limit leisure or unauthorized use of expensive network resources.

Our revenue has historically been dependent on a small number of large customers. For the year ended December 31, 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenue, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2011, revenues from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2010, revenue from one customer, Cox Communications, Inc., represented 11%  of net revenues, with no other single customer accounting for more than 10% of net revenue.

Foreign Operations

Sales made to customers located outside the United States as a percentage of total net revenues were 51%, 49% and 41% for the years ended December 31, 2012, 2011 and 2010, respectively.  Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, tariffs, the imposition of other trade barriers, and potential currency restrictions.  To date, however, we have experienced no notable negative impact from such risks. Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

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

Competition

The market for our products and services is highly competitive as mobile and broadband network operators seek to manage the rapid growth of data on both broadband and mobile networks.  Our primary competitors include:

●	Allot Communications Ltd.;
●	Tektronix (acquired Arbor Networks);
●	Blue Coat Systems;
●	Brocade Communications Systems;
●	Cisco Systems, Inc.;

●	Citrix Systems (acquired Bytemobile);
●	SAIC (acquired Cloudshield Technologies);
●	Ericsson;
●	F5 Networks;
●	Huawei Technologies Company; and
●	Sandvine Corporation.

We also face competition from vendors supplying platform products with some limited IPE functionality, such as switches and routers, session border controllers and VoIP switches.  In addition, we face competition from large integrators that package third-party IPE solutions into their products, including Alcatel-Lucent, Ericsson, Huawei Technologies Company and Nokia Siemens.  It is possible that these companies will develop their own IPE solutions or strategically acquire existing competitor IPE vendors in the future.

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

Our primary method of differentiation from our competition is our IPE DRDL technology, which we believe to be a superior solution that enables service providers advanced identification of network traffic.  However, we also believe we effectively compete with respect to price and service.  Our products now address service provider requirements ranging from 100 megabit (edge applications) to the 320 gigabit per second market (core applications).

Backlog

Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules may vary based on changes in customers’ needs or circumstances. Customer orders generally can be cancelled, modified or rescheduled on short notice without significant penalty to the customer. In addition, most of our revenue in any quarter depends on customer orders for our products that we receive and fill in the same quarter. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore we believe that backlog is not necessarily a reliable indicator of our future revenue trends.

Sales and Marketing

We use a combination of direct sales and channel partnerships to sell our products and services.  As of December 31, 2012, we had 49 employees in sales and many independent channel partners worldwide.  We also engage a worldwide network of value added resellers to reach particular geographic regions and markets.

Our marketing organization is focused on building our brand awareness, managing channel marketing efforts and supporting our sales force in additional capacities.  As of December 31, 2012, we had 11 marketing professionals globally.

Research and Development

We have built a team of skilled software programmers who continue to develop enhancements to our PacketLogic modules and proprietary DRDL processing software engine.  We have enhanced our products with features and functionality to address the needs of mobile and broadband network operators, as well as to provide new functionality for network protection and subscriber management.  As of December 31, 2012, we had 41 employees in research and development.  While to date, substantially all of our research and development has been performed by our employees in Sweden, we are currently developing plans to expand and integrate the research and development personnel from our January 9, 2013 acquisition of Vineyard Networks, Inc. in Canada.  Our research and development costs were $7.5 million, $4.6 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Employees

As of December 31, 2012, we had 136 full-time employees and 15 full-time independent contractors, including 23 operations and technical support employees, 41 research and development employees, 60 sales and marketing employees and 12 general and administrative employees.  As of December 31, 2012, our headcount was 52 employees in the United States, 58 employees in Sweden, six employees in the United Kingdom, and a total of 20 employees in Malaysia, Hong Kong, Japan, Singapore, Austria, Australia, Germany, Korea, Mexico, Russia, Spain, Taiwan, and the United Arab Emirates.

Executive Officers of the Company

Set forth below are the name, age, position(s), and a description of the business experience of each of our executive officers as of December 31, 2012:

Name	Age	Position(s)	Employee Since
James F. Brear	47	President, Chief Executive Officer and Director (Principal Executive Officer)	2008
Charles Constanti	49	Vice President, Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	2009

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

Charles Constanti joined us as our Chief Financial Officer in May 2009 and has over 25 years of public company financial experience.  Most recently, Mr. Constanti was the vice president and CFO of Netopia, Inc., a NASDAQ-listed telecommunications equipment and software company, from April 2005 until its acquisition in February 2007 by Motorola, Inc., where he subsequently held a senior finance position until May 2009.  From May 2001 to April 2005, Mr. Constanti was the vice president and corporate controller of Quantum Corporation, for which he earlier served in different accounting and finance positions since January 1997.  Previously, Mr. Constanti held various finance positions at BankAmerica Corporation and was an auditor for PricewaterhouseCoopers.   Mr. Constanti is a certified public accountant. He earned a B.S., magna cum laude, in Accounting from Binghamton University.

Significant Employees of the Company

Set forth below are the name, age, position, and a description of the business experience of each of our significant employees as of December 31, 2012:

Name	Age	Position(s)	Employee Since
Alexander Haväng	34	Chief Technical Officer	2006
Jon Lindйn	38	Chief Strategy Officer	2006

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

Our actual operating results may differ significantly from our guidance and investor expectations.

From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release.  If released, this guidance, which will include forward-looking statements, will be based on projections prepared by our management.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. These projections are also based upon specific assumptions with respect to future business decisions, some of which will change.  We may state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.  The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors.  With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations.  We do not accept any responsibility for any projections or reports published by any such third persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results.  Accordingly, our guidance is only an estimate of what our management believes is realizable as of the date of release. Actual results will vary from our guidance, and the variations may be material.  If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.

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

If additional customers do not adopt, purchase and deploy our PacketLogic products, our revenues will not grow and may decline.  In addition, should our prospective customers fail to recognize, or our current customers lose confidence in, the value or effectiveness of our PacketLogic product line, the demand for our products and services will likely decline. Any significant price compression in our targeted markets as a result of newly introduced solutions could have a material adverse effect on our business.  Moreover, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products.  These actions could harm our operating results by unexpectedly decreasing sales and exposing us to greater risk of product obsolescence.

Sales of our products to large broadband service providers often involve a lengthy sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expending significant resources without making any sales.

Our sales cycles often are lengthy, because our prospective customers generally follow complex procurement procedures and undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a customer before that end-customer decides to purchase and incorporate our products in its network.  We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years.  Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System, or “NEBS” certification requirements, which relate to the reliability of telecommunications equipment.  While our PacketLogic products and future products are and are expected to be designed to meet NEBS certification requirements, they may fail to do so.

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

Historically, we have received, and in the future we may receive, a number of a quarter’s sales orders during the last two weeks of the quarter. Accordingly, there is a risk that our revenue may move from one quarter to the next if we cannot fulfill all of the orders and satisfy all of the revenue recognition criteria under our accounting policies before the quarter ends.  In addition, if expected revenue at the end of any quarter is delayed because anticipated purchase orders fail to materialize, our products are not shipped on time, we fail to manage our inventory properly, we fail to release new products on schedule, or for any other reason, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, resulting in a decline in our stock price.

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

For the year ended December 31, 2012, revenues from one customer, Shaw Communications, Inc., represented 16% of net revenues, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2011, revenues from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2010, revenue from one customer, Cox Communications, Inc., represented 11% of net revenues, with no other single customer accounting for more than 10% of net revenues.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  We acquired the Netintact entities in 2006, and its products have formed the core of our current product offering. In addition, in January 2013 we acquired Vineyard Networks in Canada, which will require time and cost to integrate into our organizational structure. Any failure to properly integrate the personnel and or technology we acquire into Procera, including successfully maintaining cohesive technology development in distant locations could have an adverse effect on us and our results of operations. Any future acquisitions that we may pursue could distract our management and employees and increase our expenses.

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

We may not achieve the desired benefits from our acquisitions, including the revenue and other synergies and growth that we anticipate from the acquisition in the timeframe that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to the possibility that the acquisition may not further our business strategy as we expected and the possibility that we may not be able to expand the reach and customer base for current and future products as expected.  As a result of these risks, our acquisitions may not immediately contribute to our earnings as expected, or at all, we may not achieve expected revenue synergies or realization of efficiencies related to the integration of the businesses when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, limit our growth prospects or reduce our revenues.

We believe that there is likely to be consolidation in our industry, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenues.  Our competitors may establish or strengthen cooperative relationships with strategic partners or other parties.  Established companies may not only develop their own products but may also merge with or acquire our current competitors.  It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.  Any of these circumstances could materially and adversely affect our business and operating results.

We may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and could require increased spending by us on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications Ltd., Tektronix (acquired Arbor Networks), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), SAIC (acquired Cloudshield Technologies), Ericsson, F5 Networks, Huawei Technologies Company and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

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

In addition, if our products are not accepted by customers due to software or hardware defects or performance deficiencies, orders contingent upon acceptance may be cancelled or deferred until we have remedied the defects, which could result in lost sales opportunities or delayed revenue recognition.  In this circumstance, or if warranty returns exceed the amount we have accrued for defect returns based on our historical experience, our results of operations and financial condition may be adversely affected.

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

We had an accumulated deficit of $52.9 million as of December 31, 2012. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of sustained profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

On April 25, 2012, we completed a registered public offering of 4.5 million shares of our common stock through which we raised approximately $88.0 million in additional capital, net of underwriting commissions and offering expenses.  As a result of this offering, our existing stockholders experienced dilution of their interest in the Company.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Haväng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is located in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.   Subsequent to the date of our financial statements, we acquired Vineyard Networks, a company based in Canada, and we now employ many former Vineyard Networks engineers and product developers that are located in Kelowna, Canada.  If some or all of our Sweden-based engineers or Canada-based engineers or product developers were no longer employed by us, our ability to develop new products and serve existing customers could be materially and adversely impacted, and our results of operations and financial condition could be negatively affected.

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

In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information.  These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships.  Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.  In addition, under our OEM Purchase and Sales Agreement with GENBAND LLC, we have granted GENBAND access to our source code, which is the human readable version of the computer code used in our products. Subject to a requirement to pay us royalties, GENBAND has the right to use our source code to develop derivative products that it may develop and market under GENBAND's business marks.  Additionally, in some cases, customers have the right to request access to our source code upon demand.  Some of our customers have obtained the source code for our products by exercising this right, and others may do so in the future. In addition, some of our customers have the right to require the source code of our products to be deposited into a source code escrow.  Under certain circumstances, our source code could be released to our customers. The conditions triggering the release of our source code vary by customer, but include, among other things, breach of the applicable customer agreement, failure to provide required product support or maintenance, or if we are subject to a bankruptcy proceeding or otherwise fail to carry on our business in the ordinary course.  Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and may facilitate intellectual property infringement claims against us.  It also could permit a customer to which a product’s source code is disclosed to support and maintain that software product without being required to purchase our support or maintenance services. Each of these could harm our business, results of operations and financial condition.

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

We have operations outside of the United States and a significant portion of our customers and suppliers are located outside of the United States, which subjects us to a number of risks associated with conducting international operations.

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Europe and Asia.  Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	trade and foreign exchange restrictions;
•	foreign currency exchange fluctuations;

•	economic or political instability in foreign markets;
•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•	changes in regulatory requirements;
•	difficulties and costs of staffing and managing foreign operations;
•	the uncertainty and limitation of protection for intellectual property rights in some countries;
•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations
•
costs of complying with U.S. laws and regulations for foreign operations, including import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements;
•	the potential for political unrest, acts of terrorism, hostilities or war;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivables;
•	management communication and integration problems resulting from cultural differences and geographic dispersion; and
•	multiple and possibly overlapping tax structures.

Our product and service sales may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business.  Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us.  Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, distribution channels and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, distribution channels or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services and could have a material adverse effect on our business and results of operations.

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

A significant and increasing percentage of PacketLogic sales are generated outside of the United States. PacketLogic sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate.  Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements.  The primary foreign currencies for which we currently have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, in part because we have entered new foreign markets, we could be exposed to exchange rate fluctuations in other currencies.  For example, during the year ended December 31, 2012, we established a sales office in Japan in order to attempt to penetrate the important Japanese marketplace in which we are a new competitor.  Exchange rates between currencies such as the Japanese Yen and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, and other companies have incurred significant losses as a result of their foreign currency operations.  We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, we are required to evaluate and provide a management report of our systems of internal control over financial reporting and our independent registered public accounting firm is required to attest to our internal control over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

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

For the years ended December 31, 2012, 2011 and 2010, we did not identify any material weaknesses in our internal controls.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.  From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside independent registered public accounting firm) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we recently dismissed PMB Helin Donovan, LLP as our independent registered public accounting firm and retained Ernst & Young LLP as our independent registered public accounting firm.  Our new independent registered public accounting firm may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

Unauthorized disclosure of data or unauthorized access to our information systems could adversely affect our business.

We may experience interruptions in our information systems on which our global operations depend.  Further, we may face attempts by others to gain unauthorized access through the Internet to our information technology systems, to intentionally hack, interfere with or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we may be unable to prevent.  We could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities.  If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability.  The theft, unauthorized use, or a cybersecurity attack that results in the publication of our trade secrets and other confidential business information as a result of such an incident could negatively affect our competitive position, the value of our investment in product or research and development, and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data and/or system reliability.  In any such event, our business could be subject to significant disruption, and we could suffer monetary and other losses, including reputational harm.

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

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired several employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations of the SEC and The Nasdaq Stock Market LLC, have and will create additional compliance requirements for companies such as ours.  To maintain high standards of corporate governance and public disclosure, we have invested, and intend to continue to invest, in reasonably necessary resources to comply with evolving standards.  These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.

Risks Related to Our Industry

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

The market for network equipment products is characterized by the need to support new standards as they emerge, evolve and achieve acceptance.  We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards.  We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must be compliant with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission (the “FCC”), in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union.  If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or maintaining profitability.

Recently adopted regulatory actions may result in reduced capital spending by broadband service providers, which could adversely impact our opportunities for continued revenue growth.

In December 2010, the FCC adopted rules which, among other things, prohibit broadband service providers from preventing end-user customers from accessing lawful content or running applications of their choice over the Internet, and from connecting and using devices that do not harm the network; they also require facilities-based broadband service providers to treat lawful content, applications and services in a nondiscriminatory manner, and to make certain disclosures concerning their practices as they relate to the openness of their networks.  However, the FCC’s rules permit broadband service providers to employ reasonable techniques to manage traffic on their networks. In addition, the FCC’s rules exempt from these rules (1) certain services provided to national or homeland security authorities, and (2) certain managed or specialized services provided to enterprise customers.  Many of our services appear to fall within these categories of exempt services, and we do not believe that these rules have or will have a material impact on our operations.  However, the rules have been challenged before the Court of Appeals for the District of Columbia Circuit, and we are unable to predict the outcome of these appeals.  Moreover, if the FCC were to construe narrowly or eliminate existing exemptions, the impact of the rules on our operations could be different and while the issue remains unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

Risks Related to Ownership of Our Common Stock

Our common stock price is likely to continue to be highly volatile.

The market price of our common stock has been and is likely to continue to be highly volatile. The market for small cap technology companies, including us, has been particularly volatile in recent years.   We cannot assure stockholders that our stock will trade at the same levels of other stocks in our industry or that in general, stocks in our industry will sustain their current market prices.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard Networks, we issued an aggregate of 825,000 shares of our common stock to the former shareholders of Vineyard Networks. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  At December 31, 2012, there were 19,695,628 shares of our common stock outstanding and outstanding stock options to purchase 1,331,779 shares of our common stock, and we granted options to purchase an additional 412,000 shares of our common stock to new employees in connection with our acquisition of Vineyard Networks in January 2013.  At December 31, 2012, we had an authorized reserve of 369,543 shares of common stock which we may grant as stock options, restricted stock or other equity awards pursuant to our existing equity incentive plan.

The issuance of additional common stock and/or preferred stock in the future would reduce the proportionate ownership and voting power of our common stock held by existing stockholders and also could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Our corporate headquarters are located in Fremont, California, where we currently lease 10,716 square feet of office space housing administrative, sales and marketing, logistics and support functions.  In August 2012, we entered into an amendment of the lease agreement with our landlord which extended the lease for an additional 2 years, and expanded this location by approximately 2,411 square feet.

Our European headquarters are located in Sweden, where we lease office space in Varberg and Malmo totaling 11,614 square feet. On January 1, 2013, we entered into an amendment of the lease agreement with our Landlord in Sweden to extend the lease for an additional 1 year, and add an additional 6,273 square feet.  The amended lease agreement has a termination date of December 2017.  These facilities are used primarily for research and development, sales and marketing and support.

Our offices in Japan are located in Tokyo where we lease office space totaling approximately 1,035 square feet.  This facility is primarily used for sales, marketing and support.  We also maintain small offices in other countries, primarily to support the sales and marketing support activities in those areas.

We believe that our facilities are adequate for our needs in 2013 and that, if required, additional suitable space will be available on acceptable terms.

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

Our common stock has traded on the NASDAQ Stock Market LLC, or NASDAQ, under the symbol “PKT” since December 29, 2011.  Prior to December 29, 2011, our common stock traded on the NYSE Amex Equities, formerly known as the American Stock Exchange, under the symbol "PKT". The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock as reported by the NYSE Amex Equities with respect to the period from January 1, 2011 through December 28, 2011 and by NASDAQ for the period from December 29, 2011 through December 31, 2012. These prices reflect the 1-for-10 reverse stock split effected on February 4, 2011.

	Common Stock
	2012		2011
	High	Low	High	Low
First Quarter	$23.46	$14.18	$10.45	$5.30
Second Quarter	24.65	17.78	13.00	8.87
Third Quarter	25.99	20.91	12.50	7.12
Fourth Quarter	24.86	16.83	18.20	8.18

On March 12, 2013, the closing price of our common stock was $13.27.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stockholders

There were 159 stockholders of record of our common stock as of March 12, 2013.

Performance Graph

The graph below compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite Index and the NASDAQ Computer Index.  The graph assumes the investment of $100 on December 31, 2007 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

The information under the heading “Performance Graph” shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	12/07	12/08	12/09	12/10	12/11	12/12

Procera Networks Inc	100.00	64.99	31.43	44.29	111.29	132.50
NASDAQ Composite	100.00	59.10	82.19	97.23	98.85	110.91
NASDAQ Computer	100.00	56.53	96.57	112.55	114.05	129.97

Item 6.	Selected Financial Data

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

	Fiscal Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009	2008
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$59,627	$44,404	$20,323	$20,129	$11,524
Gross profit	$40,158	$26,323	$11,510	$8,184	$4,214
Total operating expenses	$34,853	$22,380	$14,247	$14,421	$19,198
Income (loss) from operations	$5,305	$3,943	$(2,737)	$(6,237)	$(14,984)
Net income (loss)	$5,331	$3,755	$(2,894)	$(7,384)	$(13,902)
Net income (loss) per share, basic	$0.30	$0.29	$(0.27)	$(0.82)	$(1.76)
Net income (loss) per share, diluted	$0.29	$0.28	$(0.27)	$(0.82)	$(1.76)

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$131,695	$37,404	$7,876	$3,192	$1,721
Working capital	$144,195	$44,654	$12,607	$7,314	$5,273
Total assets	$167,038	$60,156	$24,517	$16,323	$15,991
Deferred revenue	$9,831	$6,378	$4,437	$2,103	$1,313
Long-term liabilities	$2,878	$873	$705	$452	$759
Total stockholders’ equity	$146,805	$46,567	$13,754	$8,515	$9,059

(1)
On April 25, 2012, we completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for gross proceeds of $94.5 million.  We received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.

(2)
On June 24, 2011, we completed a registered offering of 3.0 million shares of our common stock, which included the exercise in full of the underwriters’ overallotment option to purchase 0.4 million additional shares of our common stock.  The shares were sold to the public at $9.50 per share for gross proceeds of $28.8 million.  We received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.

(3)
On March 4, 2010, we closed a registered placement of our common stock primarily to institutional investors. We sold 1.8 million shares of our common stock at an offering price to the public of $4.00 per share for gross proceeds of $7.2 million, and received net proceeds of approximately $6.5 million after deducting the placement agent’s commission and legal and other offering costs.

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

Overview

We are a leading provider of Intelligent Policy Enforcement (“IPE”) solutions that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks.  Our solutions provide granular network intelligence intended to enable network operators to improve the quality and longevity of their networks, better monetize their network infrastructure investments, control security hazards and create and deploy new services for their users.  We believe that the intelligence our products provide about users and their usage enables our network operator customers to make qualified business decisions.  Our network operator customers include mobile service providers, broadband service providers, cable multiple system operators (“MSOs”), Internet Service Providers (“ISPs”), educational institutions, enterprises and government agencies.  We sell our products directly to network operators; through partners, value added resellers and system integrators; and to other network solution suppliers for incorporation into their network solutions.

Our IPE products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products was expected to reach $601.7 million in 2012 and is expected to grow to $1.8 billion in 2016, a 2011–2016 compounded annual growth rate of 30.4%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management and Charging functions and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic and Network Application Visibility Library brand name.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

We face competition from suppliers of standalone and integrated IPE and deep packet inspection (“DPI”) products including Allot Communications Ltd., Tektronix (acquired Arbor Networks), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), SAIC (acquired Cloudshield Technologies), Ericsson, F5 Networks, Huawei Technologies Company, and Sandvine Corporation.  Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.  Some of our competitors are also our customer.

Most of our competitors are larger and more established enterprises with substantially greater financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of such competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.  However, we do not believe there is a dominant supplier in our market.  Based on our belief in the superiority of our technology, we believe that we have an opportunity to increase our market share and benefit from what we believe will be growth in the DPI market.

We were incorporated in 2002 and became a public company in October 2003 following our merger with Zowcom, Inc., a publicly-traded Nevada corporation. In 2006, we completed acquisitions of the Netintact entities and in 2013, we acquired Vineyard Networks, Inc.  Our Company is headquartered in Fremont, California and we have key operating entities in Kelowna, Canada and Varberg, Sweden, as well as a geographically dispersed sales force.  We sell our products through our direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.

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

Delivery generally occurs when a product is delivered to a common carrier F.O.B. shipping point.  However, product revenue based on channel partner purchase orders is recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner’s ability to complete the sales process, which requires judgment.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

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

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements and these elements have standalone value to the customer.  Through the year ended December 31, 2012, in virtually all of our contracts, the only elements that remained undelivered at the time of product delivery were PCS services.  Prior to January 1, 2011, the majority of our transactions were within the scope of the software revenue recognition guidance.  We accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

Under the revenue recognition guidance discussed in the first paragraph above, we allocate revenue to each element in an arrangement based on relative selling price using a selling price hierarchy.  The selling price for a deliverable is based on its VSOE if available, third party evidence (“TPE”) if VSOE is not available, or our best estimate of selling price (“ESP”) if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. In arrangements that include non-essential software (“software deliverables”), revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement.  Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

We determine VSOE for PCS based on the rate charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS.  The renewal rate is generally equal to the stated rate in the original contract. We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. PCS revenue is recognized ratably over the life of the contract.  A small portion of service revenue is derived from providing training on products and we use the completed-contract method to recognize such revenue.

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

Valuation of Long-Lived Assets and Goodwill

We review our long-lived assets including property and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Such events or circumstances that could trigger an impairment review include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount that the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

We review our goodwill for impairment annually during the fourth quarter of the year or more frequently if an event or circumstance indicates that an impairment loss has occurred.  The identification and measurement of goodwill impairment involves the estimation of fair value at a reporting unit level.  We operate in one segment, which is considered to be the sole reporting unit, and therefore, we test our goodwill at the enterprise level.

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

As of December 31, 2012, we completed the first step of our annual impairment test which did not indicate impairment of goodwill. Therefore, the second step of the impairment test was not necessary.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reduces trade receivables to the amount that is ultimately believed to be collectible. When evaluating the adequacy of the allowance for doubtful accounts, we consider factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed regularly and adjusted if necessary based on our assessment of a customer’s ability to pay.  Individual accounts receivable are written off when all collection efforts have been exhausted.

Stock-Based Compensation

We apply the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values.  Under the fair value recognition provisions of this statement, our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.  We calculate the fair value of stock options using the Black-Scholes option-pricing model.  The determination of the fair value of stock-based payment awards using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected volatility of our common stock-based on its historical volatility over a period equivalent to the expected term of the option.  We estimate the expected term of stock options using historical exercise data.  We use the exact number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates), adjusted as appropriate.  We determine the risk-free interest rate for a period equivalent to the expected term of the option by extrapolating from the U.S. Treasury yield curve in effect at the time of the grant.  We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.  We estimate forfeitures based on our historical experience.

Accounting for Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC Topic 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those assets are expected to be realized or settled.  We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets.  Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

 Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. We do not anticipate that the adoption of this ASU will materially change the presentation of our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).”  The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.  Early application is not permitted. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

Results of Operations

Revenue

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)

Net product revenue	$47,723	$37,450	$10,273	27%	$37,450	$15,825	$21,625	137%
Net support revenue	11,904	6,954	4,950	71%	6,954	4,498	2,456	55%
Total revenue	$59,627	$44,404	$15,223	34%	$44,404	$20,323	$24,081	118%

Our revenue is derived from two sources: 1) product revenue, which includes sales of our hardware appliances bundled with software licenses, separate software licenses or software upgrades; and 2) service revenue, which consists primarily of software maintenance and customer support revenue and secondarily of professional services.  Maintenance and customer support revenue is recognized over the support period, which is typically twelve months.

Total revenue in 2012 was $59.6 million, an increase of 34% compared with $44.4 million in 2011, and reflected a 27% increase in product revenue and a 71% increase in support revenue.  The increase in product revenue in 2012 compared to 2011 reflected revenue from network operator customer relationships and follow-on orders from existing customers.  During the year, we added a number of new large network operator customers, including  mobile service providers, fixed line service providers, and cable multiple system operators; and we continued to add new higher education customers.  In part, new network operator customers reflected our geographic sales expansion in Japan and the Middle East.  Product revenue reflected increased sales of our mid-range PL8000 series products and PacketLogic Subscriber Management software, as well as initial sales of our high-end PL20000 series products.  The increase in support revenue in 2012 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services and an increase in professional services revenue.  In 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenues.

Total revenue in 2011 was $44.4 million, an increase of 118% compared with $20.3 million in 2010, and reflected a 137% increase in product revenue and a 55% increase in support revenue.  The increase in product revenue in 2011 compared to 2010 reflected revenue from new service provider relationships and follow-on orders from existing customers.  During 2011, we added a number of new large network operator customers, including mobile service providers, fixed line service providers, and cable multiple system operators, and we also added new higher education customers.  Product revenue reflected increased sales of our mid-range PL8000 series and high-end PL10000 series products.  The increase in support revenue in 2011 reflected the expansion of the installed base of our product to which we have sold ongoing support services. In 2011, revenue from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively.  For the year ended December 31, 2010, revenue from one customer, Cox Communications, Inc., represented 11% of net revenues.

Sales to customers located in the United States as a percentage of total revenues were 49%, 51% and 59% for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ending December 31, 2013, we expect total revenue to increase between 25% and 30% compared with total revenue for the year ended December 31, 2012.

Cost of Sales

Cost of sales includes: (i) material costs and direct labor for products sold, (ii) costs expected to be incurred for warranty, (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory and (iv) costs for support and professional service personnel.

The following table presents the breakdown of cost of sales by category for the years ended December 31, 2012 and 2011:

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Increase (Decrease)	2011	2010	Increase (Decrease)
	($ in thousands)			($ in thousands)

Product Costs	$17,720	$17,358	$362	$17,358	$8,313	$9,045
Percent of net product revenue	37%	46%	(9)%	46%	53%	(7)%

Support costs	1,749	723	1,026	723	500	223
Percent of net support revenue	15%	10%	5%	10%	11%	(1)%

Total costs of sales	$19,469	$18,081	$1,388	$18,081	$8,813	$9,268
Percent of net total revenue	33%	41%	(8)%	41%	43%	(2)%

2012 compared to 2011. Total cost of sales in 2012 increased by $1.4 million compared to 2011, and decreased as a percentage of revenue by 8 percentage points.  The increase in cost of sales in 2012 reflected higher material costs associated with increased product sales and higher support costs for increased customer support and professional services headcount.  The decrease in cost of sales as a percentage of revenue primary reflected increased sales of our PL8000 series products, which have lower material costs compared with our other bundled hardware products, and a greater proportion of software licenses bundled with hardware sales.

2011 compared to 2010. Total cost of sales in 2011 increased by $9.3 million compared to 2010, and decreased as a percentage of revenue by 2 percentage points.  The increase in cost of sales in 2011 primarily reflected higher material costs associated with increased product sales. The decrease in cost of sales as a percentage of revenue primary reflected increased sales of our PL8000 series products, which have lower material costs compared with our other bundled hardware products.

Gross Profit

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)

Gross profit	$40,158	$26,323	$13,837	53%	$26,323	$11,510	$14,813	129%
Percent of total net revenue	67%	59%			59%	57%

2012 compared to 2011. Our gross margin for 2012 increased by 8 percentage points to 67% from 59% in 2011.  The improvement resulted primarily from a greater proportion of software licenses bundled with hardware sales and increased sales of our appliance-based PL8000 series products.    In 2012, we sold increased quantities of our PacketLogic Subscriber Manager software licenses bundled with hardware and higher levels of  license upgrades into existing customers.  In addition, we introduced higher capacity PL8000 series products, which enabled the usage of a higher level of bundled software licenses. These items resulted in a higher proportion of software license sales in comparison to 2011.  Revenue in 2012 also reflected increased sales of our appliance-based PL8000 series products which have a higher margin compared with our chassis-based products.  Our gross margin rate in any given period is impacted by the product mix in that period, and we expect variability in our gross margin rate to continue in the future.

2011 compared to 2010. Our gross margin for 2011 increased by 2 percentage points to 59% from 57% in 2010.  The improvement resulted from an increase in sales of our PL8000 series products, which have a higher margin compared with our other products.

Operating Expenses

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)

Research and development	$7,472	$4,647	$2,825	61%	$4,647	$3,305	$1,342	41%
Sales and marketing	18,158	12,026	6,132	51%	12,026	6,855	5,171	75%
General and administrative	9,223	5,707	3,516	62%	5,707	4,087	1,620	40%
Total	$34,853	$22,380	$12,473	56%	$22,380	$14,247	$8,133	57%

In 2012, our total operating expenses have increased to support the scale of our operations and we have hired additional employees in each function of our company, invested in testing equipment for the development of our products, replaced our operating and accounting system, and increased the use of outside services, including legal, audit and accounting services.

We anticipate that this trend will continue in subsequent periods and that total operating expenses for the year ending December 31, 2013 will exceed those incurred in the year ended December 31, 2012.

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications, testing equipment and software costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)

Research and development	$7,472	$4,647	$2,825	61%	$4,647	$3,305	$1,342	41%
As a percentage of net revenue	12%	10%			10%	16%

2012 compared to 2011. Research and development expenses for 2012 increased by $2.8 million compared to 2011 as a result of increased research and development personnel hired during 2012, and corresponding additional employee compensation costs and higher depreciation related to testing equipment and software.  Additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers. Stock-based compensation recorded to research and development expenses was $0.3 million in 2012 compared to $0.1 million in 2011.

2011 compared to 2010. Research and development expenses for 2011 increased by $1.3 million compared to 2010 as a result of increased research and development personnel hired during 2010 and the corresponding additional employee compensation costs.  Stock-based compensation recorded to research and development expenses was $127,000 in 2011 compared to $34,000 in 2010.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and product marketing and promotional literature.

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)

Sales and marketing	$18,158	$12,026	$6,132	51%	$12,026	$6,855	$5,171	75%
As a percentage of net revenue	31%	27%			27%	34%

2012 compared to 2011. Sales and marketing expenses for 2012 increased by $6.1 million compared to 2011.  The increase reflected the addition of sales and marketing personnel in 2012 and the corresponding higher compensation costs and higher commission costs as a result of the increase in revenue.  Stock-based compensation recorded to sales and marketing expense was $1.2 million in 2012 compared to $0.5 million in 2011.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs related to our executives, our finance function, and outside fees for professional services.  Professional services include costs for legal advice and services, independent auditors and investor relations.

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)

General and administrative	$9,223	$5,707	$3,516	62%	$5,707	$4,087	$1,620	40%
As a percentage of net revenue	16%	13%			13%	20%

2012 compared to 2011. General and administrative expenses for 2012 increased by $3.5 million compared to 2011, reflecting increased accounting and human resource personnel and personnel related costs, business development expenses, increased legal and audit fees, and an increased use of contractors and outside services that related, in part, to the replacement of our operating and accounting system.  During 2012, we incurred business development costs of approximately $1.2 million related to potential mergers, acquisitions and other significant partnership arrangements.  Stock-based compensation recorded to general and administrative expense was $1.1 million in 2012, compared to $1.0 million in 2011.

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

Interest and Other Expense

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)

Interest income	$362	73	$289	397%	$73	18	$55	306%
Interest expense and other	(213)	(216)	3	2%	(216)	(165)	(51)	31%
Total interest and other income (expense), net	$149	$(143)	$292	204%	$(143)	$(147)	$4	3%

Interest income increased in 2012 compared to 2011 due to higher cash and investment balances following our registered offering of common stock in the second quarter of 2012, for which we received net proceeds of approximately $88.0 million.  Interest expense and other decreased in 2012 compared with 2011, reflecting reduced foreign currency transaction losses in 2012, compared with 2011.

Interest income increased in 2011 compared to 2010 due to higher cash balances following our registered offering of common stock in the second quarter of 2011, for which we received net proceeds of approximately $26.5 million.  Interest expense and other increased in 2011 compared with 2010, reflecting foreign currency transaction losses of $78,000 in 2011, partially offset by reduced interest costs of $27,000 associated with reduced borrowings against our line of credit.

Provision for Income Taxes

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	($ in thousands)				($ in thousands)
Income tax provision	$123	$45	$78	173%	$45	$10	$35	350%

We are subject to taxation primarily in the U.S., Australia, Japan, Singapore and Sweden as well as in a number of states, including California.  The increase in income tax provision in 2012 compared to 2011 reflected higher state and foreign taxes.

We have established a valuation allowance for substantially all of our deferred tax assets.  We calculated the valuation allowance in accordance with the provisions of ASC Topic 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  During 2012 and 2011, we experienced significant growth and were able to utilize a significant portion of our net operating loss carry-forwards and to the extent utilized, we have reversed any previous reserve.  We will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Net cash provided by (used in) operating activities	$7,157	$4,591	$(54)
Net cash used in investing activities	(92,087)	(14,571)	(714)
Net cash provided by financing activities	91,809	25,880	5,876
Effect of exchange rate changes on cash and cash equivalents	154	124	(424)
Net increase in cash and cash equivalents	$7,033	$16,024	$4,684

During 2012, we generated $7.2 million in cash from operating activities, primarily consisting of our net income of $5.3 million plus non-cash charges of $5.3 million, partially offset by net working capital uses of cash of $3.4 million.  Non-cash charges consisted primarily of stock-based compensation of $2.8 million, depreciation expense of $0.9 million, inventory write-downs of $0.7 million, and amortization of premiums paid for investments of $0.8 million.  Working capital uses of cash included an increase in inventories of $4.2 million, an increase in accounts receivables of $5.0 million, and an increase in prepaid expenses and other current assets of $1.1 million.  The increase in inventories resulted from material purchases near the end of 2012 for the fulfillment of expected orders and an increase in inventories deployed at customer sites that are pending final customer acceptance.  The increase in accounts receivables reflected an increase in the receivables balance associated with higher sales, as well as timing of shipments as large orders were shipped near year end.  The increase in prepaid expenses and other current assets was due partially to interest receivable of $0.4 million from the company’s invested capital and to increased prepaid expenses due to the company’s growth as well as prepaid service agreements for the company’s accounting and operating systems.  Working capital sources of cash included an increase in deferred revenues of $3.3 million, an increase in accounts payable of $2.6 million, and an increase in accrued liabilities of $1.0 million.  The increase in deferred revenue reflected ongoing support orders from our growing customer base, as well as support purchased on new product shipments.  The increase in accounts payable reflected increased inventory purchases.  The increase in accrued liabilities reflected higher accrued bonuses and sales commissions as a result of increased revenue.

Net cash used in investing activities of $92.1 million in 2012 reflected purchases of short-term investments of $117.8 million using cash raised through our equity offering in the second quarter of 2012, and purchases of lab and testing equipment for use in research and development of $4.0 million, offset partially by maturities and sales of short-term investments of $22.7 million and $7.0 million, respectively.  Net cash provided by financing activities of $91.9 million included net proceeds from the issuance of common stock of $88.0 million, and proceeds from the exercise of stock options and warrants of $3.8 million.

During 2011, we generated $4.6 million in cash from operating activities, primarily consisting of our net income of $3.8 million plus non-cash charges of $2.7 million, partially offset by net working capital uses of cash of $1.8 million.  Non-cash charges consisted primarily of stock-based compensation of $1.7 million, depreciation expense of $0.4 million and inventory write-downs of $0.4 million.  Working capital uses of cash included an increase in inventories of $5.5 million and an increase in accounts receivables of $0.3 million. The increase in inventories resulted from material purchases before 2011 year end in anticipation of 2012 sales.  The increase in accounts receivables reflected an increase in the receivables balance associated with higher sales.  Working capital sources of cash included increases in deferred revenues of $2.0 million, accrued liabilities of $1.2 million and accounts payable of $0.9 million.  The increase in deferred revenue reflected ongoing support orders from our growing customer base, as well as support purchased on new product shipments. The increase in accounts payable reflected increased inventory purchases.  The increase in accrued liabilities reflected higher accrued bonuses and sales commissions as a result of increased revenue, which exceeded established revenue targets.

Net cash used in investing activities of $14.6 million in 2011 reflected purchases of short-term investments of $13.6 million using cash raised through our equity offering in the second quarter of 2011, and purchases of lab and testing equipment for use in research and development of $1.0 million.  Net cash provided by financing activities of $25.9 million included proceeds from the issuance of common stock of $26.5 million, and proceeds from the exercise of stock options and warrants of $1.1 million, offset by the net repayment of the borrowings against our line of credit of $1.7 million.

During 2010, we used $54,000 of cash in operating activities, primarily consisting of our net loss of $2.9 million offset by non-cash charges of $2.3 million and net working capital sources of cash of $0.6 million. Non-cash charges included stock-based compensation of $1.4 million, depreciation expense of $0.5 million and inventory write-downs of $0.3 million.  Working capital sources of cash included an increase in deferred revenue of $2.2 million resulting from ongoing support orders from our increasing customer base and an increase in accounts payable of $0.9 million as a result of increased inventory purchases.  Working capital uses of cash included an increase in accounts receivables of $2.1 million and an increase in inventory of $0.8 million. The increase in accounts receivables reflected the timing of shipments as large orders were shipped near year end.  The increase in inventory reflected inventory purchases in anticipation of 2011 shipments.  Net cash used in investing activities in 2010 consisted of purchases of testing equipment of $0.7 million.  Net cash provided by financing activities in 2010 included proceeds from the issuance of common stock of $6.5 million, offset by the repayment of $0.5 million of notes and the net $0.2 million repayment of the borrowings against our line of credit.

Our cash, cash equivalents and short-term investments at December 31, 2012 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  All investments are classified as available for sale.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum.  On February 3, 2012, the agreement was amended and restated to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date.  Borrowings under the amended credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  At December 31, 2012, we had no borrowings under this credit facility.

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

In January 2013, we acquired Vineyard Networks in Canada.  The aggregate consideration of approximately $27.4 million USD, consists of $12.5 million in cash and 825,000 shares of Procera common stock.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

The following table summarizes the contractual obligations that we were reasonably likely to incur as of December 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases	$2,033	$543	$915	$575	$-
Unconditional purchase obligations	7,413	7,413	-	-	-
Total	$9,446	$7,956	$915	$575	$-

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of December 31, 2012, we had open non-cancelable purchase orders amounting to approximately $7.4 million, primarily with our third-party contract manufacturers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, British Pound, Australian Dollars and the Euro.  We incur operating expenses primarily in U.S. Dollars, Swedish Krona and Australian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates. To date, exchange rate fluctuations have had minimal impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures. However, the effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and the directional change against the U.S. Dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $131.7 million at December 31, 2012.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have an effective maturity of less than one year and are classified as available-for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at December 31, 2012, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Procera Networks, Inc.

We have audited the accompanying consolidated balance sheet of Procera Networks, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(b)2 for the year ended December 31, 2012. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procera Networks, Inc., at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Procera Networks, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Redwood City, California
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Procera Networks, Inc.

We have audited the accompanying consolidated balance sheet of Procera Networks, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the fiscal years ended December 31, 2011 and 2010. Our audits also included the financial statement schedule as of December 31, 2011 and 2010 listed in the accompanying index at Item 15(b)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procera Networks, Inc. as of December 31, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States. Also in our opinion, the related financial statement schedule as of December 31, 2011 and 2010 present fairly, in all material respects, the information set therein when considered in relation to the basic consolidated financial statements.

 /s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 15, 2012

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$30,933	$23,900
Short-term investments	100,762	13,504
Accounts receivable, net of allowance of $96 and $98 at December 31, 2012 and 2011, respectively	16,603	11,403
Inventories, net	11,240	7,625
Prepaid expenses and other	2,012	938
Total current assets	161,550	57,370

Property and equipment, net	4,474	1,806
Goodwill	960	960
Other non-current assets	54	20
Total assets	$167,038	$60,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,453	$3,366
Deferred revenue	6,953	5,505
Accrued liabilities	4,949	3,845
Total current liabilities	17,355	12,716

Non-current liabilities:
Deferred revenue	2,878	873
Total liabilities	20,233	13,589

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000 shares authorized: none issued and outstanding	-	-
Common stock, $0.001 par value; 32,500 shares authorized; 19,696 and 14,628 shares issued and outstanding at December 31, 2012 and 2011, respectively	20	15
Additional paid-in capital	199,793	105,205
Accumulated other comprehensive loss	(76)	(390)
Accumulated deficit	(52,932)	(58,263)
Total stockholders' equity	146,805	46,567
Total liabilities and stockholders' equity	$167,038	$60,156

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Sales:
Product sales	$47,723	$37,450	$15,825
Support sales	11,904	6,954	4,498
Total sales	59,627	44,404	20,323
Cost of sales:
Product cost of sales	17,720	17,358	8,313
Support cost of sales	1,749	723	500
Total cost of sales	19,469	18,081	8,813

Gross profit	40,158	26,323	11,510

Operating expenses:
Research and development	7,472	4,647	3,305
Sales and marketing	18,158	12,026	6,855
General and administrative	9,223	5,707	4,087
Total operating expenses	34,853	22,380	14,247

Income (loss) from operations	5,305	3,943	(2,737)

Interest and other income (expense):
Interest income	362	73	18
Interest and other expense	(213)	(216)	(165)
Total other income (expense)	149	(143)	(147)

Income (loss) before income taxes	5,454	3,800	(2,884)
Income tax provision	123	45	10
Net income (loss)	$5,331	$3,755	$(2,894)

Net income (loss) per share - basic	$0.30	$0.29	$(0.27)
Net income (loss) per share - diluted	$0.29	$0.28	$(0.27)

Shares used in computing net income (loss) per share:
Basic	17,842	12,932	10,898
Diluted	18,337	13,219	10,898

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$5,331	$3,755	$(2,894)
Unrealized gain (loss) on short-term investments, net of tax	21	(1)	-
Foreign currency translation adjustments, net of tax	293	(57)	(63)
Other comprehensive income (loss)	314	(58)	(63)
Comprehensive income (loss)	$5,645	$3,697	$(2,957)

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2009	9,408	$9	$67,899	$(269)	$(59,124)	$8,515
Net loss				-	(2,894)	(2,894)
Other comprehensive loss				(63)	-	(63)
Exercise of stock options	50	-	311	-	-	311
Non-cash rescission of shares	(3)	-	-	-	-	-
Stock-based compensation	-	-	1,414	-	-	1,414
Issuance of common stock in registered placement, net of issuance costs	1,800	2	6,469	-	-	6,471
Issuance of restricted stock	60	-	-	-	-	-
Balances at December 31, 2010	11,315	11	76,093	(332)	(62,018)	13,754
Net income				-	3,755	3,755
Other comprehensive loss				(58)	-	(58)
Exercise of stock options	110	1	750	-	-	751
Exercise of warrants	100	-	183	-	-	183
Stock-based compensation	-	-	1,725	-	-	1,725
Issuance of common stock in registered placement, net of issuance costs	3,027	3	26,454	-	-	26,457
Issuance of restricted stock	76	-	-	-	-	-
Balances at December 31, 2011	14,628	15	105,205	(390)	(58,263)	46,567
Net income				-	5,331	5,331
Other comprehensive income				314	-	314
Exercise of stock options	372	-	3,756	-	-	3,756
Exercise of warrants	44	-	27	-	-	27
Stock-based compensation	-	-	2,784	-	-	2,784
Issuance of common stock in registered placement, net of issuance costs	4,500	5	88,021	-	-	88,026
Issuance of restricted stock	152	-	-	-	-	-
Balances at December 31, 2012	19,696	$20	$199,793	$(76)	$(52,932)	$146,805

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,331	$3,755	$(2,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation related to stock-based awards	2,784	1,725	1,414
Amortization of premium on investments	847	106	-
Depreciation	910	445	477
Provision for bad debts	6	-	34
Provision for excess and obsolete inventory	723	381	339
Loss on retirement of property and equipment	-	17	-
Changes in assets and liabilities:
Accounts receivable	(5,037)	(255)	(2,138)
Inventories	(4,245)	(5,453)	(833)
Prepaid expenses and other current assets	(1,129)	(322)	190
Accounts payable	2,604	938	925
Accrued liabilities	1,039	1,238	281
Deferred revenue	3,324	2,016	2,151
Net cash provided by (used in) operating activities	7,157	4,591	(54)

Cash flows from investing activities:
Purchase of property and equipment	(3,976)	(960)	(714)
Purchase of short-term investments	(117,807)	(17,927)	-
Sales of short-term investments	7,001	2,716	-
Maturities of short-term investments	22,695	1,600	-
Net cash used in investing activities	(92,087)	(14,571)	(714)

Cash flows from financing activities:
Proceeds from issuance of common stock	88,026	26,457	6,471
Proceeds from exercise of stock options	3,756	958	103
Proceeds from exercise of warrants	27	183	-
Proceeds from line of credit	-	717	2,741
Payments on notes payable	-	-	(500)
Repayments on line of credit	-	(2,435)	(2,939)
Net cash provided by financing activities	91,809	25,880	5,876

Effect of exchange rates on cash and cash equivalents	154	124	(424)

Net increase in cash and cash equivalents	7,033	16,024	4,684

Cash and cash equivalents, beginning of period	23,900	7,876	3,192

Cash and cash equivalents, end of period	$30,933	$23,900	$7,876

SUPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$61	$50	$10
Cash paid for interest	$10	$70	$88
Receivable for option exercise	$-	$-	$208

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Procera Networks, Inc. (“Procera” or the ”Company”), is a leading provider of Intelligent Policy Enforcement (“IPE”), solutions based on Deep Packet Inspection technology, that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and currently trades on the NASDAQ Global Select Market under the trading symbol “PKT”. Prior to December 29, 2011, the Company’s common stock traded on the NYSE Amex Equities exchange under the same trading symbol.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Actual results could differ from those estimates. The accounting estimates that require management’s most significant and subjective judgments include the recognition of revenue and allowance for doubtful accounts, assessment of the recoverability of long-lived assets and goodwill, valuation and recognition of stock-based compensation, warranty estimates, and accounting for income taxes.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

Concentration of Risk

The financial instruments utilized by the Company that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in major financial institutions in the United States, Sweden and Australia. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2012 and 2011, the Company had approximately $30.7 million and $5.7 million, respectively, at financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

The Company’s investment policies limit investments to those that are low risk and restrict placement of these investments to issuers evaluated as creditworthy. As of December 31, 2012, the Company's investments were composed of money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.

The Company’s sales have at times been concentrated with certain large customers. The Company also sells to a geographically diverse base of customers. For the year ended December 31, 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenues. At December 31, 2012, three customers represented 14%, 12% and 12% of total accounts receivable, and 72% of accounts receivable were due from customers outside of the United States (see Note 15). For the year ended December 31, 2011, revenue from two customers, Shaw Communications and Jet Infosystems, represented 27% and 12% of net revenues, respectively. At December 31, 2011, two customers represented 45% and 20% of total accounts receivable, and 37% of accounts receivable were due from customers outside of the United States. For the year ended December 31, 2010, revenues from one customer, Cox Communications, Inc., represented 11% of net revenues.  The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability of all accounts receivable. The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less from the date of purchase to be cash equivalents.

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

Investments are carried at fair value based upon quoted market prices at the end of the reporting period where available. As of December 31, 2012, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense).

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

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and economic conditions that may affect a customer’s ability to pay.  The allowance for doubtful accounts is reviewed regularly and adjusted if necessary based on management’s assessment of a customer’s ability to pay.  Individual accounts receivable are written off when all collection efforts have been exhausted.

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

Goodwill

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company reviews goodwill for impairment annually during the fourth quarter of the year or more frequently if an event or circumstance indicates that an impairment loss has occurred.  The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level. The Company operates in one segment, which is considered to be the sole reporting unit, and therefore, goodwill was tested at the enterprise level.

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

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit’s assets and liabilities (including any unrecognized intangible assets) are determined as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

No goodwill impairment charges were recorded in the years ended  December 31, 2012, 2011, and 2010.

Accounting for long-lived assets

The Company reviews its long-lived assets including property and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operation or use of an asset or acquired business.

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount that the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

Product Warranty

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

Commitments and Contingencies

Certain conditions may exist on the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company and its legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Stock and Warrants Issued to Third Parties

If none of the Company’s stock or warrant agreements with third parties has a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable.

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

Stock-Based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  The fair value of restricted stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  These amounts are expensed over the requisite service period of each award, which is the vesting period, using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.  The Company has historically issued stock options and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

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

Delivery generally occurs when a product is delivered to a common carrier F.O.B. shipping point.  However, product revenue based on channel partner purchase orders are recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the channel partner’s ability to complete the sales process, which requires judgment.  Additionally, when the Company introduces new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.

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

Customer orders normally contain multiple items. The initial product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through the year ended December 31, 2012, in virtually all of the Company’s contracts, the only elements that remained undelivered at the time of product delivery were PCS services.  Prior to January 1, 2011, the majority of the Company’s transactions were within the scope of the software revenue recognition guidance.  The Company accordingly recognized revenue for delivered items using the residual method, after allocating revenue to PCS services based on vendor specific objective evidence of fair value (“VSOE”).

Under the revenue recognition guidance discussed in the first paragraph above, the Company allocates revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence (“TPE”), if VSOE is not available, or the Company’s best estimate of selling price (“ESP”), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  In arrangements that include non-essential software (“software deliverables”), revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement.  Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

 The Company determines VSOE for PCS based on the rate charged to customers based upon renewal pricing for PCS.  Each contract or purchase order entered into includes a stated rate for PCS.  The renewal rate is generally equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis.  PCS revenue is recognized ratably over the life of the contract.  A small portion of service revenue is derived from providing training on products and the Company uses the completed-contract method to recognize such revenue.

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

Advertising Costs

Advertising expenses consist primarily of costs incurred in the design, development and printing of Company literature and marketing materials.  Advertising costs are expensed as incurred.  Advertising expenses were not significant for the years ended December 31, 2012, 2011 and 2010.

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

Foreign Operations

The accompanying balance sheets contain certain recorded Company assets in foreign countries, primarily Sweden and Australia. Although these countries are considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could  have a material adverse effect on the Company’s operations.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date.  The resulting cumulative translation adjustments are reported in comprehensive income (loss). Currency transaction gains and losses are recognized in current operations.

Business Segments

The Company operates in one reportable operating segment. Management uses one measurement of profitability and does not segregate its business for internal reporting (see Note 15).

3.	Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

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

4.	Cash Equivalents and Short-term Investments

The Company’s cash equivalents and short-term investments at December 31, 2012 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$13,505	$-	$-	$13,505
Commercial paper	9,696	-	-	9,696
U.S. agency securities	51,276	18	-	51,294
Corporate bonds	34,751	5	(5)	34,751
U.S. Government bonds	5,019	2	-	5,021
Total investments	$114,247	$25	$(5)	$114,267

Reported as:
Cash equivalents	$13,505	$-	$-	$13,505
Short-term investments	100,742	25	(5)	100,762
Total	$114,247	$25	$(5)	$114,267

The Company’s cash equivalents and short-term investments at December 31, 2011 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$9,388	$-	$-	$9,388
Certificate of deposit	800	-	(1)	799
Commercial paper	3,247	-	-	3,247
U.S. agency securities	6,557	3	-	6,560
Corporate bonds	4,402	1	(4)	4,399
Total investments	$24,394	$4	$(5)	$24,393

Reported as:
Cash equivalents	$10,888	$1	$-	$10,889
Short-term investments	13,506	3	(5)	13,504
Total	$24,394	$4	$(5)	$24,393

As of December 31, 2012, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of comprehensive income (loss).  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  None of our short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company did not identify any investments that were other-than-temporarily impaired during the years ended December 31, 2012 and 2011.

The Company did not incur any material realized gains or losses in the year ended December 31, 2012, 2011 and 2010.

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

The following tables represent the Company’s fair value hierarchy for its financial assets as of December 31, 2012 measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$13,505	$-	$-	$13,505
Commercial paper	-	9,696	-	9,696
U.S. agency securities	-	56,315	-	56,315
Corporate bonds	-	34,751	-	34,751
Total assets measured at fair value	$13,505	$100,762	$-	$114,267

The following tables represent the Company’s fair value hierarchy for its financial assets as of December 31, 2011 measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$9,388	$-	$-	$9,388
Certificates of deposit	-	799	-	799
Commercial paper	-	3,247	-	3,247
U.S. agency securities	-	6,560	-	6,560
Corporate bonds	-	4,399	-	4,399
Total assets measured at fair value	$9,388	$15,005	$-	$24,393

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

During the year ended December 31, 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

6.	Balance Sheet Details

Inventory

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market.
Inventories at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$10,886	$7,386
Raw materials	354	239
Inventories, net	$11,240	$7,625

Property and Equipment

The following is a summary of property and equipment as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Machinery and equipment	$6,300	$3,078
Computer equipment	417	316
Office furniture and equipment	169	68
Leasehold improvements	117	20
Software	106	7
Accumulated depreciation	(2,635)	(1,683)
Property and equipment, net	$4,474	$1,806

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $0.4 million and $0.5 million, respectively.

Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Payroll and related	$2,166	$1,668
Sales commissions	1,112	939
Warranty	406	565
Audit and legal services	368	181
Other	897	492
Total accrued liabilities	$4,949	$3,845

Warranty Reserve

Changes in the warranty reserve during the years ended December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Warranty accrual, beginning of period	$565	$531
Provision for current period sales	96	84
Deductions for warranty claims processed during the period	(255)	(50)
Warranty accrual, end of period	$406	$565

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2012	2011
Accumulated net unrealized loss on short-term investments	$20	$(1)
Accumulated foreign currency translation adjustments	(96)	(389)
Accumulated other comprehensive loss	$(76)	$(390)

7.	Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”), for short-term working capital purposes with Silicon Valley Bank. The Secured Credit Facility provided borrowings of up to $2.0 million through December 10, 2011.  Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum. Pursuant to the Secured Credit Facility, the Company issued a warrant to Silicon Valley Bank for the purchase of 50,000 shares of the Company’s common stock with an exercise price of $4.00 per share and a fair value of approximately $0.2 million, which was amortized to interest expense over the two-year term of the agreement.

On February 3, 2012, the loan and security agreement was amended and restated (the “Amended Secured Credit Facility”), to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years under the agreement. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets.  The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank. In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee. The Company was in compliance with the financial covenants as of December 31, 2012, 2011 and 2010.

At December 31, 2012 and 2011, the Company had no outstanding balance on its Amended Secured Credit Facility.

8.	Related Party Transactions

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”), pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from Procera.  Pursuant to this agreement, the Company’s Board of Directors supported the election of Mark Pugerude, Chief Strategy Officer of GENBAND, as a director of the Company in fiscal 2012 through the Company’s 2012 annual stockholders’ meeting on August 27, 2012, and B.G. Kumar, Executive Vice President and President of the Networking and Applications Product Unit of GENBAND, as a director of the Company from the Company’s 2012 annual stockholders’ meeting on August 27, 2012.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized revenue of approximately $1.7 million, $0.9 million and $1.5 million, respectively, on sales to GENBAND.  At December 31, 2012 and 2011, the Company had accounts receivable of approximately $38,000 and $0.1 million, respectively, from GENBAND.

9.	Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2017 and provide for renewal options ranging from month-to-month to three year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

As of December 31, 2012, future minimum lease payments due under operating leases are as follows (in thousands):

Years ending December 31,
2013	$543
2014	508
2015	407
2016	326
2017	249
Total minimum lease payments	$2,033

Rent expense for operating leases was $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10.	Guarantees

Indemnification Agreements

The Company enters into standard indemnification arrangements with certain of its business partners and customers in the ordinary course of business.  Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any  patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products.  The term of these indemnification agreements is generally perpetual any time after the execution of the agreement.  The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited.  The Company has never been a party to an infringement claim with respect to its products or incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.

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

Preferred Stock

The Company is authorized to issue up to 15.0 million shares of Preferred Stock, par value $0.001 per share.  As of December 31, 2012 and 2011, no shares of preferred stock were issued and outstanding.

Common Stock Transactions

On April 25, 2012, we completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for gross proceeds of $94.5 million.  We received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.

On June 24, 2011, the Company completed a registered offering of 3.0 million shares of common stock, which included the exercise in full of the underwriters’ overallotment option to purchase 0.4 million shares of common stock.  The shares were sold to the public at $9.50 per share for gross proceeds of $28.8 million.  The Company received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.

On March 4, 2010, the Company closed a registered placement of its common stock primarily to institutional investors. The offering price of the Company’s common stock to the public was $4.00 per share.  The Company sold 1.8 million shares of common stock for gross proceeds of $7.2 million, and received net proceeds of approximately $6.5 million after deducting the placement agent’s commission and legal and other offering costs.  The placement agent also received a warrant to purchase 18,000 shares of the Company’s common stock at an exercise price of $4.00 per share which was exercised during 2011. The warrant had an estimated fair value of approximately $45,000 calculated using the Black-Scholes option pricing model.

Stock Incentive Plans

In August 2003, October 2004 and October 2007, the Company’s Board of Directors (the “Board”), and subsequently its stockholders, adopted the 2003 Stock Option Plan, 2004 Stock Option Plan and 2007 Equity Incentive Plan, respectively (collectively referred to as the “Plan”).  In March, 2011, the Board approved an increase of 400,000 shares of common stock that may be issued under the Plan to an aggregate of 1,100,000 shares.  This increase was approved by the Company’s stockholders at the 2011 annual meeting of stockholders. In March 2012, the Board approved an increase of 800,000 shares of common stock under the Plan, which increase was approved by the Company’s stockholders at the 2012 annual meeting of stockholders. The aggregate number of shares reserved for issuance under the Plan at December 31, 2012 is 1,900,000.

The purpose of the Plan is to enable the Company to offer stock-based incentives to employees, directors and consultants with the objective of aligning those individuals’ interests with those of stockholders.  The Plan authorizes the grant of options and other equity incentives to purchase shares of the Company’s common stock to employees, directors and consultants. Under the Plan, the Company is authorized to grant a wide variety of incentive awards, including incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and performance cash awards.  Incentive stock options may only be granted to Company employees.

As of December 31, 2012, 369,543 shares were available for future grant under the Plan.  The options under the Plan vest over varying lengths of time pursuant to various option agreements that the Company has entered into with the grantees of such options. The Plan is administered by the Board.  Subject to the provisions of the Plan, the Board has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

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

Optionees have no rights as stockholders with respect to shares subject to the option prior to the exercise thereof.  An option becomes exercisable at such time and for such amounts as determined by the Board.  An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires.  The purchase price for shares to be issued to an employee upon his or her exercise of an option is determined by the Board on the date the option is granted.  The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefore to give effect to any stock dividend, stock split, stock combination or other reorganization.

Restricted stock awards are awards of shares of our common stock that vest in accordance with terms and conditions established by the Board. Each restricted stock award is evidenced by an award agreement that sets forth the terms and conditions of the award.  The Board sets the terms of the restricted stock awards including the size of the restricted stock award, the price to be paid by the recipient, the vesting schedule, and any performance criteria that may be required for the stock to vest.  The award may vest based on continued employment and/or the achievement of performance goals.  If a participant’s service terminates before the restricted stock is fully vested, all of the unvested shares will be forfeited by the participant unless otherwise provided in the restricted stock award agreement.

Stock Incentive Plan Activity

Stock Options

The following table summarizes the Company’s stock option activity for the three years ended December 31, 2012 (in thousands, except per share data):

	Years Ended December 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,198	$10.35	975	$8.93	908	$9.92
Granted	629	20.64	371	12.91	234	4.98
Exercised	(372)	10.24	(109)	6.94	(50)	5.20
Cancelled	(123)	14.67	(39)	11.24	(117)	10.82
Outstanding at the end of the year	1,332	$14.65	1,198	$10.35	975	$8.93
Vested and expected to vest at the end of the year	1,254	$14.66	1,147	$10.29	932	$9.04
Exercisable at the end of the year	618	$11.58	707	$10.21	572	$9.93

As of December 31, 2012, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $6.3 million, $6.2 million and $4.6 million, respectively.  As of December 31, 2012, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 8.17 years, 8.08 years and 6.82 years, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $0.8 million and $0.1 million, respectively. Total fair value of options vested during 2012, 2011, and 2010 was $1.9 million, $1.3 million, and $1.5 million, respectively.

Restricted Stock

The following is a summary of the Company’s restricted stock award activity for the two years ended December 31, 2012 (in thousands, except per share data):

	Years Ended December 31,
	2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Unvested outstanding at the beginning of the year	136	$9.24	60	$5.30
Granted	152	20.32	76	12.33
Vested	(35)	10.04	-	-
Unvested outstanding at the end of the year	253	$15.79	136	$9.24

There were restricted stock awards amounting to 60,000 shares granted at a weighted average grant date fair value of $5.30 per share for the year ended December 2010, and no restricted stock awards vested during the year ended December 31, 2010.

Stock-Based Compensation

Stock-based employee compensation expense recognized pursuant to the Company’s stock incentive plans on the accompanying consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of goods sold	$150	$105	$89
Research and development	322	127	34
Sales and marketing	1,175	471	321
General and administrative	1,137	1,022	970
Total stock-based compensation expense	$2,784	$1,725	$1,414

No income tax benefits were recognized in the years ended December 31, 2012 and 2011 due to operating loss carry-forwards available to offset current income.  No income tax benefits were recognized in the year ended 2010 due to the Company’s losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of December 31, 2012, total unrecognized compensation cost related to unvested stock options was $7.1 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 3.51 years, and total unrecognized compensation cost related to non-vested restricted stock awards was $3.0 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 3.13 years.

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

The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Expected term (in years)	4.55	5.28	4.66
Expected volatility	78%	68%	92%
Risk-free interest rate	0.65%	1.38%	1.83%
Dividend yield	-%	-%	-%

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $12.00, $7.41 and $3.05, respectively.

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

12.	Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$1,761	$3,001	$(1,013)
Foreign	3,693	799	(1,871)
Income (loss) before income taxes	$5,454	$3,800	$(2,884)

The Company’s income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current income taxes:
Federal/state	$60	$39	$10
Foreign	63	6	-
Total current income taxes	123	45	10

Deferred income taxes:
Foreign	-	-	-
Total deferred income taxes	-	-	-
Income tax provision	$123	$45	$10

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
Deferred tax assets:	2012	2011
Federal, state and foreign net operating losses	$10,037	$12,356
Research credits	350	307
Other	2,239	2,079
Valuation allowance	(12,626)	(14,742)
Total deferred tax assets	$—	$—

Reconciliation between the tax provision computed at the Federal statutory income tax rate of 34% and the Company’s actual effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Computed at statutory rate	$1,854	$1,292	$(980)
Research & development credits	-	(2)	(18)
State income taxes	132	140	(5)
Stock compensation	(107)	309	38
Foreign tax	(1,264)	213	–
Permanent and other	229	8	14
Valuation allowance	(721)	(1,915)	961
Total	$123	$45	$10

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance decreased by $2.1 and $1.9 million for each of the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25.0 million which will begin to expire in 2021.  The Company also has state net operating loss carryforwards of approximately $22.2 million which will begin to expire in 2013.  The net operating loss carry forwards include $1.2 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in deferred tax assets.  The Company also has foreign net operating loss carry forwards of $3.1 million which have no expiration. The Company also has Federal and California research and development tax credits of $0.3 million and $0.2 million, respectively.  The federal research credits will begin to expire in 2022 while the California research credits have no expiration date.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

The Company files income tax returns in the U.S., various state jurisdictions and in the countries of Sweden, Australia, Singapore, and Japan.  As of December 31, 2012, the federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period are still open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company's Australian and Swedish income tax returns for the years ended 2006 through the current period are still open to examination.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at January 1, 2012	$245
Increase related to current year tax position	3
Decrease related to tax position of prior year	(55)
Balance at December 31, 2012	$193

A total of $0.2 million of the unrecognized tax benefits would affect our effective tax rate. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, we have no accrued interest or penalties related to uncertain tax positions.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2013.

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

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is antidilutive:

	Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Numerator:
Net income (loss)	$5,331	$3,755	$(2,894)
Denominator:
Weighted average common shares - basic	17,842	12,932	10,898
Dilutive effect of employee equity incentive plans	484	220	–
Dilutive effect of warrants	11	67	–
Weighted average common shares - diluted	18,337	13,219	10,898

Net income (loss) per share:
Basic	$0.30	$0.29	$(0.27)
Diluted	$0.29	$0.28	$(0.27)

Anti-dilutive securities:
Options and restricted stock	301	455	1,035
Warrants	-	114	410
Total anti-dilutive securities	301	569	1,445

14.	Retirement Plans

The Company allows eligible employees to participate in a 401(k) defined-contribution retirement plan, which allows contributions on a before-tax basis.  Generally, all employees based in the U.S. are eligible to participate in the plan which allows voluntary contributions, subject to the annual maximum allowed by the U.S. Internal Revenue Service.  The Company may contribute as much as determined by the Board of Directors.  The Company did not make any contributions to the defined-contribution retirement plan for the years ended December 31, 2012, 2011 and 2010.

15.	Segment Information and Revenue by Geographic Region

The Company operates in one segment, using one measure of profitability to manage its business.  Sales for geographic regions were based upon the customer’s location.  The location of long-lived assets is based on the physical location of the Company’s regional offices.  The following are summaries of sales and long-lived assets by geographic region (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net sales:
United States	$29,057	$22,695	$11,975
Asia Pacific and China	13,751	7,342	3,537
Europe, Middle East and Africa	16,819	14,367	4,811
Total	$59,627	$44,404	$20,323

	December 31,
	2012	2011
Long-lived assets:
United States	$1,750	$341
Europe	2,719	1,465
Australia	5	20
Total	$4,474	$1,826

Sales made to customers located outside the United States as a percentage of total net revenues were 51%, 49% and 41% for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenues, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2011, revenue from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2010, revenue from one customer, Cox Communications, Inc., represented 11% of net revenues, with no other single customer accounting for more than 10% of net revenues.

At December 31, 2012, accounts receivable from three customers represented 14%, 12% and 12%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2011, accounts receivable from two customers represented 45% and 20%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2012 and 2011, approximately 72% and 37%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

16.	Subsequent Events

On January 7, 2013, the Company and Procera Networks Kelowna ULC, an indirect wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) with Vineyard Networks Inc. (“Vineyard”), the holders of all of the outstanding equity of Vineyard (the “Shareholders”) and John Drope & Associates Ltd., as representative of the Shareholders, to acquire all of the outstanding capital shares of Vineyard (the “Acquisition”).  The Acquisition was completed on January 9, 2013. Pursuant to the Purchase Agreement, the Company paid a total aggregate consideration of approximately $27.4 million for the Acquisition, comprised of approximately $12.5 million in cash and approximately 825,000 shares of the Company’s common stock.  The final Acquisition price is subject to adjustment based on a post-closing audit of Vineyard’s working capital as of the closing of the Acquisition.   The Company believes that synergies of the technologies combined with the complimentary customer types will enable it to increase its addressable market share.

Additionally, in January 2013, we granted options to purchase an additional 412,000 shares of our common stock to the new employees obtained in connection with the Acquisition.

The Acquisition will be accounted for using the acquisition method of accounting in accordance with ASC 805 which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. The goodwill recorded in this transaction will not be tax deductible.

Supplemental Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Year Ended December 31, 2012
	March 31	June 30	September 30	December 31

Net sales	$12,332	$14,665	$16,061	$16,569
Gross profit	$8,663	$9,247	$11,521	$10,727
Net income	$579	$766	$2,763	$1,223
Basic net income per share (1)	$0.04	$0.04	$0.14	$0.06
Diluted net income per share (1)	$0.04	$0.04	$0.14	$0.06

	Year Ended December 31, 2011
	March 31	June 30	September 30	December 31

Net sales	$6,923	$9,656	$12,193	$15,632
Gross profit	$4,203	$5,968	$7,464	$8,687
Net income (loss)	$(230)	$181	$2,045	$1,759
Basic net income (loss) per share (1)	$(0.02)	$0.02	$0.14	$0.12
Diluted net income (loss) per share (1)	$(0.02)	$0.01	$0.14	$0.12

(1)
Basic and diluted net income (loss) per share is computed independently.  Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On March 30, 2012, the Audit Committee (the “Audit Committee”) of the Board of Directors of Procera Networks, Inc. (the “Company”) dismissed PMB Helin Donovan, LLP (“PMB”) as the Company’s independent registered public accounting firm effective immediately.  Also on that date, the Audit Committee approved the engagement of Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012, such appointment effective immediately.

The audit reports of PMB on the Company’s financial statements for each of the two fiscal years ended December 31, 2010 and 2011 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2010 and 2011 and the subsequent interim period through March 30, 2012, there were no disagreements and no reportable events with PMB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of PMB, would have caused PMB to make reference to the matter of such disagreements in their reports.

On March 30, 2012, the Audit Committee engaged E&Y as the Company’s new independent registered public accounting firm. During each of the two fiscal years ended December 31, 2010 and 2011 and the subsequent interim period through March 30, 2012, neither the Company nor anyone on its behalf has consulted with E&Y regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by E&Y that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the preparation of our annual financial statements, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting.  We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Procera Networks, Inc.

We have audited Procera Networks, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Procera Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) pr006Fvide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Procera Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Procera Networks, Inc. as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2012, and our report dated March 14, 2013, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Redwood City, California
March 14, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth in the section titled “Election of Directors” in our definitive Proxy Statement to be filed with the SEC in connection with the annual meeting of stockholders to be held in 2013 (the “2013 Proxy Statement”)..  The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Company” under Part I, “Item 1. Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the  2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in the 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Account Fees and Services” in the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 40.

(b)(2)	Financial Statement Schedules

PROCERA NETWORKS, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Expense or Other Accounts	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$98	$6	$(8)	$96
Year ended December 31, 2011	322	$2	$(225)	$98
Year ended December 31, 2010	281	62	(21)	322

All other schedules have been omitted because the required information is not present or not present in the amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are incorporated by reference or filed herewith.

2.1*# Share Purchase Agreement, by and among the Company, Procera Networks Kelowna ULC, Vineyard Networks Inc., the shareholders of Vineyard Networks Inc. and John Drope & Associates Ltd., as representative of the shareholders of Vineyard Networks Inc., dated January 7, 2013, filed as Exhibit 2.1 to our current report on Form 8-K/A filed on February 13, 2013 and incorporated herein by reference.

3.1* Articles of Incorporation, included as Exhibit 3.1 to our registration statement on form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our current report on form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3* Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our quarterly report on form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4* Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.1 to our current report on form 8-K filed on February 4, 2011 and incorporated herein by reference.
3.5* Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our quarterly report on form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1* Form of Common Stock Certificate, included as Exhibit 4.1 to our current report on form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1*‡ 2003 Stock Option Plan, included as Exhibit 10.1 to our registration statement on form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2*‡ Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our current report on form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3*‡ Restated Executive Employment Agreement for James F. Brear dated as of December 4, 2012 included as Exhibit 10.1 to our current report on form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.4*‡ Restated Executive Employment Agreement for Charles Constanti, dated as of December 3, 2012, included as Exhibit 10.2 to our current report on form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.5*‡ Form of Indemnity Agreement, included as Exhibit 10.6 to our quarterly report on form 10-Q filed on August 12, 2009 and incorporated herein by reference.

10.6* Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our current report on form 8-K filed on February 8, 2012 and incorporated herein by reference.

10.7* Letter Agreement by and between the Company and GENBAND US LLC, dated July 19, 2010, included as Exhibit 10.2 to our quarterly report on form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.8*† Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., effective July 19, 2010, included as Exhibit 10.1 to our quarterly report on form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.9*† Amendment No. 1 to Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., dated November 19, 2010, included as Exhibit 10.17 to our annual report on form 10-K filed on March 16, 2011 and incorporated herein by reference.

10.10*‡ Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan), included as Exhibit 10.2 to our quarterly report on form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.11*‡ Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan), included as Exhibit 10.3 to our quarterly report on form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.12*‡ Procera Networks, Inc. 2007 Equity Incentive Plan, as amended, included as Exhibit 10.1 to our current report form 8-K filed on August 28, 2012 and incorporated herein by reference.
10.13*‡  Form of Inducement Grant Option Agreement entered into between the Company and certain Canadian employees, included as Exhibit 4.3 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

10.14*  Form of Inducement Grant Option Agreement entered into between the Company and certain U.S. employees, included as Exhibit 4.4 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

21.1 List of Subsidiaries.
23.1 Consent of Registered Public Accounting Firm – Ernst & Young LLP.
23.2 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP.
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
101.CAL+ XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+ XBRL Taxonomy Extension Definition Linkbase.
101.LAB+ XBRL Taxonomy Extension Label Linkbase.
101.PRE+ XBRL Taxonomy Extension Presentation Linkbase.
*  Previously filed.
+  Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
#  The schedules and certain exhibits to the Share Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.
‡  Indicates management contract or compensatory plan or arrangement.
†  Confidential treatment granted.
(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 14th day of March 2013.

Procera Networks, Inc.

Date: March 14, 2013	By:	/s/ James Brear
James Brear
President and Chief Executive Officer

Date: March 14, 2013	By:	/s/ Charles Constanti
Charles Constanti
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Brear and Charles Constanti, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Brear	President and Chief Executive Officer	March 14, 2013
James Brear	(Principal Executive Officer) and Director

/s/ Charles Constanti	Chief Financial Officer	March 14, 2013
Charles Constanti	(Principal Accounting and Financial Officer)

/s/ Thomas Saponas	Director	March 14, 2013
Thomas Saponas

/s/ Scott McClendon	Director	March 14, 2013
Scott McClendon

/s/ Mary Losty	Director	March 14, 2013
Mary Losty

/s/ Staffan Hillberg	Director	March 14, 2013
Staffan Hillberg

/s/ Elizabeth Huebner	Director	March 14, 2013
Elizabeth Huebner

/s/ B.G. Kumar	Director	March 14, 2013
B.G. Kumar

/s/ Alan Lefkof	Director	March 14, 2013
Alan Lefkof

/s/ William Slavin	Director	March 14, 2013
William Slavin

EXHIBIT INDEX

2.1*# Share Purchase Agreement, by and among the Company, Procera Networks Kelowna ULC, Vineyard Networks Inc., the shareholders of Vineyard Networks Inc. and John Drope & Associates Ltd., as representative of the shareholders of Vineyard Networks Inc., dated January 7, 2013, filed as Exhibit 2.1 to our current report on Form 8-K/A filed on February 13, 2013 and incorporated herein by reference.

3.1* Articles of Incorporation, included as Exhibit 3.1 to our registration statement on form SB-2 filed on February 11, 2002 and incorporated herein by reference.
3.2* Certificate of Amendment to Articles of Incorporation, included as Exhibit 99.1 to our current report on form 8-K filed on October 13, 2005 and incorporated herein by reference.
3.3* Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.3 to our quarterly report on form 10-Q filed on May 12, 2008 and incorporated herein by reference.
3.4* Certificate of Amendment to Articles of Incorporation, included as Exhibit 3.1 to our current report on form 8-K filed on February 4, 2011 and incorporated herein by reference.
3.5* Amended and Restated Bylaws, adopted on August 4, 2010, included as Exhibit 3.4 to our quarterly report on form 10-Q filed on August 9, 2010 and incorporated herein by reference.
4.1* Form of Common Stock Certificate, included as Exhibit 4.1 to our current report on form 8-K filed on February 4, 2011 and incorporated herein by reference.
10.1*‡ 2003 Stock Option Plan, included as Exhibit 10.1 to our registration statement on form SB-2 filed on January 8, 2004 and incorporated herein by reference.
10.2*‡ Amended 2004 Stock Option Plan, included as Exhibit 99.3 to our current report on form 8-K filed on October 13, 2005 and incorporated herein by reference.
10.3*‡ Restated Executive Employment Agreement for James F. Brear dated as of December 4, 2012 included as Exhibit 10.1 to our current report on form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.4*‡ Restated Executive Employment Agreement for Charles Constanti, dated as of December 3, 2012, included as Exhibit 10.2 to our current report on form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.5*‡ Form of Indemnity Agreement, included as Exhibit 10.6 to our quarterly report on form 10-Q filed on August 12, 2009 and incorporated herein by reference.

10.6* Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our current report on form 8-K filed on February 8, 2012 and incorporated herein by reference.

10.7* Letter Agreement by and between the Company and GENBAND US LLC, dated July 19, 2010, included as Exhibit 10.2 to our quarterly report on form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.8*† Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., effective July 19, 2010, included as Exhibit 10.1 to our quarterly report on form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.9*† Amendment No. 1 to Master OEM Purchase and Sales Agreement among the Company, GENBAND US LLC and GENBAND Ireland Ltd., dated November 19, 2010, included as Exhibit 10.17 to our annual report on form 10-K filed on March 16, 2011 and incorporated herein by reference.

10.10*‡ Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan), included as Exhibit 10.2 to our quarterly report on form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.11*‡ Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan), included as Exhibit 10.3 to our quarterly report on form 10-Q filed on May 10, 2011 and incorporated herein by reference.
10.12*‡ Procera Networks, Inc. 2007 Equity Incentive Plan, as amended, included as Exhibit 10.1 to our current report form 8-K filed on August 28, 2012 and incorporated herein by reference.
10.13*‡  Form of Inducement Grant Option Agreement entered into between the Company and certain Canadian employees, included as Exhibit 4.3 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

10.14* Form of Inducement Grant Option Agreement entered into between the Company and certain U.S. employees, included as Exhibit 4.4 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

21.1 List of Subsidiaries.
23.1 Consent of Registered Public Accounting Firm – Ernst & Young LLP.
23.2 Consent of Registered Public Accounting Firm – PMB Helin Donovan, LLP.
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
101.CAL+ XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+ XBRL Taxonomy Extension Definition Linkbase.
101.LAB+ XBRL Taxonomy Extension Label Linkbase.
101.PRE+ XBRL Taxonomy Extension Presentation Linkbase.
*  Previously filed.
+  Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
#  The schedules and certain exhibits to the Share Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.
‡  Indicates management contract or compensatory plan or arrangement.
†  Confidential treatment granted.