Form 10-Q
period 2013-03-31
PROCERA NETWORKS INC
filed 2013-05-10
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _ to _  .

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

As of May 7, 2013, the registrant had 20,547,549 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Index

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2013	2012
	(unaudited)	(note)
ASSETS
Current Assets:
Cash and cash equivalents	$16,536	$30,933
Short-term investments	99,684	100,762
Accounts receivable, net	12,895	16,603
Inventories, net	12,294	11,240
Prepaid expenses and other	7,995	2,012
Total current assets	149,404	161,550

Property and equipment, net	5,593	4,474
Intangible assets, net	7,782	—
Goodwill	13,241	960
Deferred tax asset	368	—
Other non-current assets	55	54
Total assets	$176,443	$167,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,046	$5,453
Deferred revenue	7,150	6,953
Accrued liabilities	4,236	4,949
Total current liabilities	16,432	17,355

Non-current liabilities:
Deferred revenue	2,574	2,878
Deferred tax liability	2,100	—
Total liabilities	21,106	20,233

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 20,548 and 19,696 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	21	20
Additional paid-in capital	215,816	199,793
Accumulated other comprehensive loss	(851)	(76)
Accumulated deficit	(59,649)	(52,932)
Total stockholders’ equity	155,337	146,805
Total liabilities and stockholders’ equity	$176,443	$167,038

Note: Amounts have been derived from the December 31, 2012 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Sales:
Product sales	$10,411	$9,829
Support sales	3,760	2,503
Total net sales	14,171	12,332
Cost of sales:
Product cost of sales	6,087	3,447
Support cost of sales	715	222
Total cost of sales	6,802	3,669

Gross profit	7,369	8,663

Operating expenses:
Research and development	4,401	1,691
Sales and marketing	6,621	4,006
General and administrative	3,637	2,360
Total operating expenses	14,659	8,057

Income (loss) from operations	(7,290)	606
Interest and other income (expense), net	(50)	1

Income (loss) before income taxes	(7,340)	607
Income tax provision (benefit)	(623)	28
Net income (loss)	$(6,717)	$579

Net income (loss) per share:
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.04

Shares used in computing net income (loss) per share:
Basic	19,931	14,547
Diluted	19,931	15,064

See accompanying notes to condensed consolidated financial statements.

Index

 Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$(6,717)	$579

Other comprehensive income, net of tax:
Unrealized gain (loss) on short-term investments	(19)	(1)
Foreign currency translation adjustments	(756)	134
Other comprehensive income (loss)	(775)	133

Comprehensive income (loss)	$(7,492)	$712

See accompanying notes to condensed consolidated financial statements.

Index

Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(6,717)	$579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	431	133
Amortization of intangible assets	376	—
Stock-based compensation expense:
Stock options	1,323	583
Restricted stock awards	275	128
Amortization of premium on investments	306	68
Provision for bad debts	—	6
Provision for excess and obsolete inventory	89	83
Changes in deferred taxes	(719)	—
Changes in current assets and liabilities:
Accounts receivable	4,234	3,185
Inventories	(1,149)	(838)
Prepaid expenses and other current assets	1,843	(198)
Deferred compensation advanced to escrow	(2,701)	—
Accounts payable	(517)	200
Accrued liabilities	(1,009)	(254)
Deferred revenue	(645)	(28)
Net cash provided by (used in) operating activities	(4,580)	3,647

Cash flows from investing activities:
Purchase of Vineyard Networks, net of cash received	(8,962)	—
Purchase of property and equipment	(1,274)	(645)
Purchase of short-term investments	(26,125)	(4,538)
Sales of short-term investments	6,212	2,002
Maturities of short-term investments	20,735	2,750
Net cash used in investing activities	(9,414)	(431)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	835
Proceeds from exercise of stock options	114	—
Payments on notes payable	(497)	—
Net cash provided by (used in) financing activities	(383)	835

Effect of exchange rates on cash and cash equivalents	(20)	40

Net increase (decrease) in cash and cash equivalents	(14,397)	4,091

Cash and cash equivalents, beginning of period	30,933	23,900

Cash and cash equivalents, end of period	$16,536	$27,991

Non-cash investing and financing activities:
Issuance of common stock in connection with Vineyard acquisition	$11,140	$—

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

Procera was incorporated in 2002 and its common stock currently trades on the Nasdaq Global Select Market under the trading symbol “PKT”. Prior to December 29, 2011, the Company’s common stock traded on the NYSE Amex Equities exchange under the same trading symbol.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2013, or any other future period. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

The consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated.

During the quarter ended March 31, 2013, the Company identified immaterial errors in the consolidated financial statements for the year ended December 31, 2012, related to the recognition of revenue from a sale to a value added reseller, the accounting for inventory, and general and administrative fee accruals. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first quarter of 2013 and expected full year results, and had no material effect on the trend of financial results.

As a result of immaterial errors discussed above, the unaudited condensed consolidated financial statements for the first quarter of 2013 reflect the following immaterial adjustments related to prior periods: the reversal of a revenue deal resulting in a reduction of $0.6 million of revenue and a reduction of $0.2 million of cost of sales; inventory charges resulting in an increase of $0.4 million in cost of sales, and additional general and administrative costs of $43,000.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2013 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. The adoption of this standard only impacted the presentation format of the Company’s condensed consolidated financial statements.

Index

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$6,524	$—	$—	$6,524
Commercial paper	11,186	—	—	11,186
U.S. agency securities	57,509	16	—	57,525
Corporate bonds	30,987	—	(14)	30,973
Total investments	$106,206	$16	$(14)	$106,208

Reported as:
Cash equivalents	$6,524	$—	$—	$6,524
Short-term investments	99,682	16	(14)	99,684
Total investments	$106,206	$16	$(14)	$106,208

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$13,505	$-	$-	$13,505
Commercial paper	9,696	-	-	9,696
U.S. agency securities	51,276	18	-	51,294
Corporate bonds	34,751	5	(5)	34,751
U.S. Government bonds	5,019	2	-	5,021
Total investments	$114,247	$25	$(5)	$114,267

Reported as:
Cash equivalents	$13,505	$-	$-	$13,505
Short-term investments	100,742	25	(5)	100,762
Total	$114,247	$25	$(5)	$114,267

As of March 31, 2013, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss). Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three months ended March 31, 2013.

The Company did not incur any material realized gains or losses in the three months ended March 31, 2013 and 2012.  The cost of securities sold was determined based on the specific identification method.

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

The following is a summary of cash equivalents and short-term investments by type of instruments as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$6,524	$—	$—	$6,524
Commercial paper	—	11,186	—	11,186
U.S. agency securities	—	57,525	—	57,525
Corporate bonds	—	30,973	—	30,973
Total assets measured at fair value	$6,524	$99,684	$—	$106,208

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$13,505	$-	$-	$13,505
Commercial paper	-	9,696	-	9,696
U.S. agency securities	-	56,315	-	56,315
Corporate bonds	-	34,751	-	34,751
Total assets measured at fair value	$13,505	$100,762	$-	$114,267

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

During the three months ended March 31, 2013 and 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

5.	ACQUISITIONS

On January 9, 2013, the Company completed its acquisition of Vineyard Networks Inc. (“Vineyard”), a privately held developer of Layer 7 Deep Packet Inspection (“DPI”) and application classification technology located in Kelowna, Canada. Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription based original equipment manufacturer and partner agreements. This acquisition complements the Company’s hardware and application software-based IPE and DPI solutions, expands the way it sells solutions to customers, and increases the Company’s customer base, previously comprised primarily of network operators, thereby allowing the Company to provide complementary technology and solutions to a greater number of customers.

For the three months ended March 31, 2013, Vineyard contributed approximately $0.4 million in revenue and $0.5 million in net loss.

The total purchase price was $20.9 million, consisting of $9.8 million cash consideration and $11.1 million in the Company’s common stock in exchange for 100% of the outstanding securities of Vineyard. Of the consideration paid, $2.0 million and $1.9 million in cash and stock, respectively, will be held in escrow for a period of 18 or 36 months from the closing of the acquisition and will be released subject to resolution of certain contingencies. In addition to the purchase consideration, the Company has recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in the Company’s common stock, related to retention agreements with Vineyard’s three founders, which will be disbursed from the escrow account after one year of continuous employment with the Company.  The Company recognized $1.4 million in compensation costs for the three months ended March 31, 2013.

Index

The Company recognized $1.0 million of acquisition-related costs during the first quarter of 2013. These acquisition related charges were expensed in the period incurred and reported in the Company's condensed consolidated statements of operations within operating expenses.

The following table summarizes the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date (in thousands):

Assets acquired
Cash	$822
Accounts receivable, trade	525
Other current assets	2,095
Identifiable intangible assets	8,460
Goodwill (1)	12,751
Other assets	303
Total assets acquired	24,956
Liabilities assumed
Accounts payable and other accrued liabilities	420
Deferred revenue	555
Notes payable	511
Deferred tax liability	2,546
Total liabilities assumed	4,032
Net assets acquired	$20,924

(1)	None of the goodwill recognized is expected to be deductible for income tax purposes.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired from Vineyard completed during the first quarter of 2013 (in thousands, except years):

	Estimated Useful Life (In Years)	Amount
Developed technology	5	$5,910
Customer relationships	5	2,550
Total		$8,460

Acquired technology consists of existing research and development projects at the time of the acquisition that have reached technological feasibility. No in process research and development was included in acquired intangibles as of March 31, 2013.

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of Vineyard occurred on January 1, 2012 and include adjustments that were directly attributable to the foregoing transactions or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012

Pro forma revenues	$14,636	$12,620
Pro forma net loss	(3,751)	(1,752)
Basic and diluted loss per share	$(0.19)	$(0.12)

Index

The pro forma financial information reflects acquisition-related expenses incurred, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, deferred compensation costs related to the retention of certain Vineyard employees, the change in stock compensation expense as a result of the exercise of stock options immediately prior to closing of the Vineyard transaction, stock compensation related to the stock options granted to Vineyard employees, and the related tax expense. The weighted average common shares also reflect the issuance of 517,696 shares in January 2012.

These adjustments are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012

Acquisition-related expenses	$(1,006)	$-
Intangible amortization	36	414
Net change in stock compensation expense	(636)	927
Increase (decrease) in deferred compensation expense	(1,342)	1,468
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	46	518

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the three months ended March 31, 2013 were as follows (in thousands):

Three Months Ended
March 31,
2013
Balance, December 31, 2012	$960
Additions from Vineyard acquisition	12,751
Translation adjustments	(470)
Balance, March 31, 2013	$13,241

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives.

The following table is a summary of acquired intangible assets with remaining net book values at March 31, 2013 (in thousands, except weighted average remaining life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,699	$(262)	$5,437	4.76
Customer relationships	2,459	(114)	2,345	4.76
Balance at March 31, 2013	$8,158	$(376)	$7,782

The Company had no acquired intangible assets with remaining book values at December 31, 2012.

For the three months ended March 31, 2013, amortization expense of $0.3 million related to developed technology was recorded in product cost of sales and amortization expense of $0.1 million related to customer relationships was recorded in operating expense.

The changes in the carrying value of acquired intangible assets during the three months ended March 31, 2012 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2012	$—	$—	$—
Additions	8,460	(376)	8,084
Translation adjustments	(302)	—	(302)
Balance at March 31, 2013	$8,158	$(376)	$7,782

Index

The following table presents the estimated future amortization of intangible assets as of March 31, 2013 (in thousands):

Fiscal Year	Amortization
2013 (remaining nine months)	$1,220
2014	1,632
2015	1,632
2016	1,632
2017	1,632
Thereafter	34
Total	$7,782

7.	CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

Accounts receivables at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$13,031	$16,699
Less: allowance for doubtful accounts	(136)	(96)
Total	$12,895	$16,603

Inventories:

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$12,140	$10,886
Raw materials	154	354
Inventories, net	$12,294	$11,240

Accrued Liabilities:

Accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Payroll and related	$2,073	$2,166
Sales commissions	713	1,112
Warranty	330	406
Audit and legal services	236	368
Other	884	897
Total accrued liabilities	$4,236	$4,949

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

Index

The following table summarizes warranty reserve activity during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Warranty accrual, beginning of period	$406	$565
Changes in liability for pre-existing warranties	(38)	—
Deductions for warranty claims processed during the period	(38)	(64)
Warranty accrual, end of period	$330	$501

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at March 31, 2013 and December 31, 2012, and the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013, net of taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(96)	$20	$(76)
Other comprehensive income (loss), net of tax	(756)	(19)	(775)
Accumulated other comprehensive income (loss) as of March 31, 2013	$(852)	$1	$(851)

The Company did not have any amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2013.  The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of March 31, 2013 and December 31, 2012.

8.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On January 9, 2013, the Company issued 825,060 unregistered shares with a value of approximately $14.7 million (gross value), pursuant to the Company’s acquisition of Vineyard related to purchase consideration in exchange for one hundred percent of the outstanding securities of Vineyard, and deferred compensation to the founders of Vineyard.  On February 13, 2013, the Company filed with the SEC a Registration Statement on Form S-3 covering the resale of these shares. The Registration Statement on Form S-3 was declared effective by the SEC on March 7, 2013. Pursuant to the agreement, approximately 518,000 shares were transferred to the former Vineyard shareholders at closing, with the remainder being held in escrow for a period of 18 or 36 months from the closing of the acquisition.

On April 25, 2012, the Company completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for an aggregate gross sales price of $94.5 million.  The Company received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.

Equity Incentive Plan and Stock Option Activity

The Company‘s 2007 Equity Incentive Plan, as amended (the “Plan”), provides for the grant of stock options and restricted stock awards RSAs to eligible employees, consultants, and non-employee directors of the Company.  As of March 31, 2013, 359,210 shares of the Company’s common stock were available for future grant under the Plan.  On January 9, 2013, the Company granted to certain former Vineyard employees who became employees of the Company upon closing options to purchase an aggregate of 412,000 shares of the Company’s common stock.  These options were granted outside of the Plan as inducements material to such employees joining the Company.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,332	$14.65	1,198	$10.35
Granted	467	17.22	65	19.16
Exercised	(13)	7.85	(78)	10.36
Cancelled	(52)	19.33	(24)	11.39
Outstanding at the end of the period	1,734	$15.55	1,161	$10.87
Vested and expected to vest at the end of the period	1,590	$15.30	1,114	$10.79
Exercisable at the end of the period	631	$11.76	689	$10.42

Index

As of March 31, 2013, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $2.2 million, $2.2 million and $1.7 million, respectively. As of March 31, 2013, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 8.43 years, 8.33 years and 6.67 years, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.1 million and $0.7 million, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of March 31, 2013 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $ 5.80	223	6.73	$5.07	169	$5.06
6.00 – 9.72	152	5.68	7.62	133	7.46
9.93 – 14.49	245	10.24	13.39	165	13.90
14.50 – 33.50	1,114	8.77	19.21	164	20.01
$4.30 – $ 33.50	1,734	8.40	$15.55	631	$11.76

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013		2012
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Unvested outstanding at the beginning of the period	253	$15.79	136	$9.24
Granted	7	13.27	3	15.64
Vested	(6)	19.40	(10)	6.40
Unvested outstanding at the end of the period	254	$15.64	129	$9.61

The weighted average remaining contractual term for the RSAs outstanding as of March 31, 2013 was 2.99 years. As of March 31, 2013, the aggregate pre-tax intrinsic value of RSAs outstanding was $2.8 million.

9.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issuable upon the exercise of outstanding stock options or warrants and the vesting of RSAs, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options or warrants, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

Index

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$(6,717)	$579

Denominator:
Weighted average common shares - basic	19,931	14,547
Dilutive effect of employee equity incentive plans	—	483
Dilutive effect of warrants	—	34
Weighted average common shares - diluted	19,931	15,064

Net income (loss) per share:
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.04

Anti-dilutive securities:
Options and restricted stock	1,107	260
Warrants	—	20
Total anti-dilutive securities	1,107	280

10.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$112	$34
Research and development	500	97
Sales and marketing	587	322
General and administrative	399	258
Total stock-based compensation expense	$1,598	$711

Stock-based compensation in the three months ended March 31, 2013 includes a one-time $660,000 charge associated with the acceleration of Vineyard option grants at the closing of the acquisition.

No income tax benefits were recognized in the three months ended March 31, 2013 and 2012 due to current period operating loss carry-forwards available to offset income in the previous three month period.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of March 31, 2013, total unrecognized compensation cost related to unvested stock options was $9.9 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 3.50 years, and total unrecognized compensation cost related to non-vested RSAs was $2.8 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.99 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each RSA is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Expected term (years)	4.75	4.80
Expected volatility	78.1%	72.0%
Risk-free interest rate	0.85%	1.02%
Expected dividend yield	—%	—%

Index

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 and 2012 was $10.18 and $9.54, respectively.

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

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement (the “OEM Agreement”) with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”), pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from the Company.  Pursuant to the OEM Agreement, the Company’s Board of Directors supported the election of Mark Pugerude, Chief Strategy Officer of GENBAND, as a director of the Company beginning in fiscal 2012 through the Company’s 2012 Annual Meeting of Stockholders on August 27, 2012, and B.G. Kumar, Executive Vice President and President of the Networking and Applications Product Unit of GENBAND, as a director of the Company beginning on the Company’s 2012 Annual Meeting of Stockholders on August 27, 2012.  Mr. Kumar’s service on the Company’s Board of Directors will end on the date of the Company’s 2013 Annual Meeting of Stockholders.

During the three months ended March 31, 2013 and 2012, the Company recognized revenue of approximately $0.1 million and $0.4 million, respectively, on sales to GENBAND.  At March 31, 2013 and December 31, 2012, the Company had accounts receivable of approximately $0.2 million and $38,000, respectively, from GENBAND.

As outlined in Note 15 - Subsequent Events, effective April 15, 2013, Procera and GENBAND terminated the OEM Agreement, and the letter agreement, dated July 19, 2010, between the Company and GENBAND US LLC.

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

As of March 31, 2013, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,
2013 (remaining)	$504
2014	540
2015	407
2016	326
2017	249
Total minimum lease payments	$2,026

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”), for short-term working capital purposes with Silicon Valley Bank.  On February 3, 2012, the Secured Credit Facility was amended and restated (the “Amended Secured Credit Facility”), to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years under the agreement. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets.  The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank. In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee. The Company was in compliance with the financial covenants as of March 31, 2013.  At March 31, 2013 and December 31, 2012, the Company had no outstanding balance under the Amended Secured Credit Facility.

Index

Concentrations

For the three months ended March 31, 2013, revenue from Cox Communications, Inc. represented 22% of net revenue and revenue from Shaw Communications, Inc. represented 17% of net revenue, with no other single customer representing more than 10% of net revenue.  For the three months ended March 31, 2012, revenue from Shaw Communications, Inc. and Cox Communications, Inc. represented 21% and 20% of net revenue, respectively. Revenue from a third customer represented 12% of net revenues for the three months ended March 31, 2012, with no other single customer representing more than 10% of net revenue.

At March 31, 2013, accounts receivable from two customers represented 17% and 15%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2012, accounts receivable from three customers represented 14%, 12% and 12%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of March 31, 2013 and December 31, 2012, approximately 69% and 72%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Indemnification

The Company generally agrees to indemnify customers against legal claims that the Company's products infringe certain third party property rights. As of March 31, 2013 and 2012, the Company has not been required to make any payments resulting from infringement claims asserted against customers and has not recorded any related reserves.

13.	INCOME TAXES

The Company's effective tax rate was 8% for the three months ended March 31, 2013 and 5% for the three months ended March 31, 2012.  For the three months ended March 31, 2013, the Company recorded an income tax benefit of $623,000 on a loss before provision for income taxes of $7.3 million.  For the three months ended March 31, 2012, the Company recorded an income tax provision of $28,000 on an income before provision for income taxes of $0.6 million. The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory tax rate as a result of the income tax benefit related to the release of Vineyard’s pre-existing income tax valuation allowance, the amortization of the acquired intangibles, state taxes, earnings taxed in foreign jurisdictions and the anticipated tax expense in the U.S. that was offset by the utilization of federal tax attributes.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in other foreign jurisdictions including Australia and Sweden beginning in 2006 through the current period.

At March 31, 2013, the Company had $193,000 of unrecognized tax benefits, a total of $158,000 which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next twelve months.

14.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks. Sales for geographic regions are based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices.

Index

The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net sales:
Americas	$8,412	$7,624
Europe, Middle East and Africa	3,862	3,084
Asia Pacific	1,897	1,624
Total	$14,171	$12,332

The following are summaries of long-lived assets by geographical region (in thousands):

	March 31, 2013	December 31, 2012
Long-lived assets:
Americas	$1,915	$1,750
Europe	3,673	2,719
Australia	5	5
Total	$5,593	$4,474

15.	SUBSEQUENT EVENTS

Effective April 15, 2013, (i) Procera and GENBAND terminated the OEM Agreement, and (ii) Procera and GENBAND US LLC terminated the letter agreement, dated July 19, 2010 between the parties (the “Letter Agreement”). Under the OEM Agreement, GENBAND affiliates were permitted to purchase Procera’s software and hardware products, as well as procure licenses and services related to such products from Procera, all on specified pricing terms. In addition, GENBAND was authorized to sell Procera products under the Procera or GENBAND name and branding either as a complete solution or as integrated with hardware procured by GENBAND in accordance with either Procera’s or GENBAND’s specifications. Under the OEM Agreement, GENBAND also had a source code license to Procera product software and was permitted to create and sell derivative products, subject to payment of agreed-upon royalties. Under the Letter Agreement, Procera agreed to advise GENBAND of the receipt of certain acquisition proposals related to Procera and GENBAND had the right to nominate an individual for appointment and election to Procera’s board of directors.

The termination of the OEM Agreement and the Letter Agreement was effected pursuant to the execution of a transition agreement between Procera and GENBAND. The transition agreement permits GENBAND to continue to perform its functions for existing customers, as provided under the OEM Agreement, for the remainder of the current service term, and further provides that Procera will continue to provide support or maintenance to GENBAND’s existing customers under or in connection with the OEM Agreement and for which GENBAND previously submitted a purchase order. Under the transition agreement, Procera and GENBAND also agreed to promptly enter into a reseller arrangement.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could,” “initial,” “future,” “may,” “predict,” “potential,” “should” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●
trends related to and management’s expectations regarding future results of operations, required capital expenditures, revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2;

●	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings;

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our company with respect to the development of products and services;

●	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

●	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. We also provide cautionary discussion of risks and uncertainties related to our businesses which are identified under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  We believe these factors, individually or in the aggregate, as well as general risks and uncertainties such as those relating to general economic conditions and demand for our products and services, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Index

Our IPE products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products was expected to reach $601.7 million in 2012 and is expected to grow to $1.8 billion in 2016, a 2011–2016 compounded annual growth rate of 30.4%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management and Charging functions, and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our products are marketed under the PacketLogic and Network Application Visibility Library (“NAVL”) brand names.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

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

On January 9, 2013, we completed our acquisition of Vineyard Networks, Inc. (“Vineyard”), a privately held developer of Layer 7 Deep Packet Inspection (DPI) and application classification technology located in Kelowna, Canada. Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription based Original Equipment Manufacturer and Partner agreements. This acquisition complements our hardware and application based software based IPE and DPI solutions, as well as expanding the way we sell solutions to customers, and therefore expanding our customer base, previously comprised primarily of network operators, allowing us to provide complementary technology and solutions to a greater number of customers.

We were incorporated in 2002 and became a public company in October 2003.  Our Company is headquartered in Fremont, California and we have key operating entities in Kelowna, Canada and Varberg, Sweden, as well as a geographically dispersed sales force.  We sell our products through our direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.

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

Index

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue

Revenue for the three months ended March 31, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2013	2012	Increase
Net product revenue	$10,411	$9,829	6%
Net support revenue	3,760	2,503	50%
Total revenue	$14,171	$12,332	15%

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

Total revenue in the three months ended March 31, 2013 was $14.2 million, an increase of 15% compared with $12.3 million in the three months ended March 31, 2012, and reflected a 6% increase in product revenue and a 50% increase in support revenue.  The increase in product revenue in 2013 compared to the first quarter of 2012 reflected follow-on orders from existing customers and included increased sales to our newer network operator customers, including mobile service providers, fixed line service providers, and cable multiple system operators; and we continued to add new higher education customers.  The increase in product revenue also continued to reflect increased sales of our mid-range PL8000 series products. Vineyard contributed $0.2 million in product and $0.2 million in support revenue for the three months ended March 31, 2013. The increase in support revenue in 2013 compared to the first quarter of 2012 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services. In the three months ended March 31, 2013, sales to two customers, Cox Communications, Inc. and Shaw Communications, Inc., represented 22% and 17% of total net revenues, respectively. In the three months ended March 31, 2012, sales to three customers, Shaw Communications, Inc., Cox Communications, Inc. and a third customer, represented 21%, 20% and 12% of total net revenues, respectively.

Sales to customers located in the Americas as a percentage of total revenues were 59% and 62% for the three months ended March 31, 2013 and 2012, respectively.

We believe that our revenue will continue to grow in each of the remaining quarters of the fiscal year ending December 31, 2013, as compared with the fiscal year ended December 31, 2012.

Cost of Sales

Cost of sales includes material costs and direct labor for products sold, amortization of acquired developed technology, costs expected to be incurred for warranty, adjustments to inventory values, including the write-down of slow moving or obsolete inventory and costs for support and professional services personnel.

The following table presents the breakdown of cost of sales by category for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2013	2012	Increase
Product costs	$6,087	$3,447	77%
Percent of net product revenue	58%	35%

Support costs	715	222	222%
Percent of net support revenue	19%	9%

Total costs of sales	$6,802	$3,669	85%
Percent of total net revenue	48%	30%

Index

Total cost of sales in the three months ended March 31, 2013 increased by $3.1 million compared to the three months ended March 31, 2012, and increased as a percentage of revenue by 18 percentage points.  The increase in cost of sales in 2013 primarily reflected higher material costs associated with increased product sales and higher support costs for increased customer support and professional services personnel. The increase also reflected $0.3 million of amortization of developed technology intangible assets acquired as part of the Vineyard acquisition in January 2013.  The increase in cost of sales as a percentage of revenue primarily reflected a higher proportion of hardware sales in the first quarter of 2013. Stock-based compensation recorded to cost of sales in the three months ended March 31, 2013 and 2012 was $0.1 million and $34,000, respectively.

Gross Profit

Gross profit for the three months ended March 31, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2013	2012	Increase/ (Decrease)
Total gross profit	$7,369	$8,663	(15)%
Total gross margin	52%	70%

Our total gross profit margin for the three months ended March 31, 2013 decreased by 18 percentage points to 52% compared to 70% for the three months ended March 31, 2012.  The decrease resulted from a higher proportion of hardware sales in the first quarter of 2013, higher support and service costs and amortization of acquired intangible assets. We expect our gross profit margin to increase in each of the remaining quarters of the fiscal year ending December 31, 2013, as compared with the first quarter of 2013.

Operating Expense

Operating expenses for the three months ended March 31, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2013	2012	Increase
Research and development	$4,401	$1,691	160%
Sales and marketing	6,621	4,006	65%
General and administrative	3,637	2,360	54%
Total	$14,659	$8,057	82%

In the first three months of 2013, our total operating expenses increased to support the scale of our operations as we have hired additional employees in each function of our company, invested in testing equipment for the development of our products, invested in infrastructure, and increased the use of outside services, including legal, audit and accounting services. Additionally, our costs have increased due to the integration of Vineyard personnel and related operating costs.

We anticipate that this trend will continue in subsequent periods and that total operating expenses for the remainder of the year ending December 31, 2013 will exceed those incurred in the year ended December 31, 2012.

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

	Three Months Ended
	March 31,
	2013	2012	Increase
	($ in thousands)
Research and development	$4,401	$1,691	160%
As a percentage of total net revenue	31%	14%

Research and development expenses for the three months ended March 31, 2013 increased by $2.7 million compared to the three months ended March 31, 2012 as a result of increased research and development personnel and the corresponding additional employee compensation costs, including the addition of Vineyard personnel, and amortization of deferred compensation of $0.7 million associated with the Vineyard acquisition. The additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three months ended March 31, 2013 and 2012 was $0.5 million and $0.1 million, respectively.

Index

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

	Three Months Ended
	March 31,
	2013	2012	Increase
	($ in thousands)
Sales and marketing	$6,621	$4,006	65%
As a percentage of total net revenue	47%	32%

Sales and marketing expenses for the three months ended March 31, 2013 increased by $2.6 million compared to the three months ended March 31, 2012.  The increase reflected the addition of sales and marketing personnel during 2012 and in the three months ended March 31, 2013, and the corresponding higher compensation costs and higher commission costs as a result of the increase in revenue. The increase also reflected the amortization of deferred compensation of $0.7 million and the amortization of acquired intangible assets of $0.1 million associated with the Vineyard acquisition. Stock-based compensation recorded to sales and marketing expenses in the three months ended March 31, 2013 and 2012 was $0.6 million and $0.3 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance functions and service fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations.

	Three Months Ended
	March 31,
	2013	2012	Increase
	($ in thousands)
General and administrative	$3,637	$2,360	54%
As a percentage of total net revenue	26%	19%

General and administrative expenses for the three months ended March 31, 2013 increased by $1.3 million compared to the three months ended March 31, 2012, reflecting increased accounting and human resource personnel related costs, legal and audit fees, and increased use of contractors and outside services. The increase also reflected $1.0 million in business development costs for legal, accounting and investment banking fees associated with the Vineyard acquisition, compared to $0.6 million in business development costs in the three months ended March 31, 2012 associated with potential mergers, acquisitions and partnership agreements. Stock-based compensation recorded to general and administrative expense in the three months ended March 31, 2013 and 2012 was $0.4 million and $0.3 million, respectively.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Interest and other income (expense), net	$(50)	$1

Interest and other income (expense) decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 mainly due to higher foreign currency transaction losses from our foreign subsidiaries in the first three months of 2013 versus 2012.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Provision (benefit) for income taxes	$(623)	$28

Index

We are subject to taxation primarily in the U.S., Australia, Canada, Japan, Singapore and Sweden as well as in a number of U.S. states, including California. The tax benefit for the three months ended March 31, 2013 primarily reflects the following Vineyard acquisition related items: reversal of Vineyard’s pre-existing income tax valuation allowance upon acquisition, amortization of intangible assets acquired, and the tax impact of book/tax differences on deferred revenue.

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

Adjustment to Previously Announced Preliminary Quarterly Results

On May 2, 2013, we filed a Current Report on Form 8-K, which contained a press release announcing our financial results for the quarter ended March 31, 2013.  In the press release, we reported stock-based compensation expense of approximately $938,000 for the quarter ended March 31, 2013.  Subsequent to the issuance of our press release, we determined we needed to record a one-time stock compensation charge of approximately $660,000 related to the acceleration of unvested stock options to purchase common shares of Vineyard Networks Inc. in connection with our acquisition of Vineyard on January 9, 2013.  The additional expense was allocated as follows: $52,000 for cost of sales, $297,000 for research and development, $267,000 for sales and marketing and $44,000 for general and administrative.  As a result, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 contained in our press release has been adjusted to increase stock-based compensation expense to $1.598 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Net cash (used in) provided by operating activities	$(4,580)	$3,647
Net cash used in investing activities	(9,414)	(431)
Net cash provided by (used in) financing activities	(383)	835
Effect of exchange rate changes on cash and cash equivalents	(20)	40
Net increase in cash and cash equivalents	$(14,397)	$4,091

During the three months ended March 31, 2013, we utilized $4.6 million in cash from operating activities as compared to generating $3.6 million for the three months ended March 31, 2012.  Cash used by operating activities during the three months ended March 31, 2013 primarily consisted of our net loss of $6.7 million and non-cash charges of $2.8 million. Non-cash charges consisted primarily of stock-based compensation of $1.6 million, amortization of intangible assets of $0.4 million, amortization of premium on investments of $0.3 million and depreciation expense of $0.4 million. Working capital sources of cash consisted primarily of a decrease in accounts receivable of $4.2 million due to strong collections. Working capital uses of cash consisted primarily of an advance payment to escrow of $2.7 million recorded as deferred compensation related to retention agreements with Vineyard’s three founders which are payable after one year of continuous employment with the Company, and an increase in inventory of $1.1 million, resulting from material purchases in anticipation of future sales. Cash provided by operating activities during the three months ended March 31, 2012 primarily consisted of our net income of $0.6 million, non-cash charges of $1.0 million and net working capital sources of cash of $2.1 million. Non-cash charges consisted primarily of stock-based compensation of $0.7 million and depreciation expense of $0.1 million. Working capital sources of cash consisted primarily of a decrease in accounts receivable of $3.2 million due to strong collections. Working capital use of cash consisted primarily of an increase in inventory of $0.8 million, resulting from material purchases in anticipation of future sales.

Net cash used in investing activities of $9.4 million during the three months ended March 31, 2013 consisted of net cash consideration associated with the acquisition of Vineyard of $9.0 million, and purchases of lab and testing equipment for use in research and development of $1.3 million, partially offset by proceeds from net sales and maturities of short-term investments of $0.8 million. Net cash used in investing activities of $0.4 million during the three months ended March 31, 2012 consisted of purchases of lab and testing equipment for use in research and development of $0.6 million, partially offset by proceeds from net sales and maturities of short-term investments of $0.2 million.

Net cash used in financing activities of $0.4 million during the three months ended March 31, 2013 consisted of the repayment of debt acquired from Vineyard of $0.5 million, offset by proceeds from the exercise of stock options of $0.1 million.  Net cash provided by financing activities of $0.8 million during the three months ended March 31, 2012 reflected proceeds from the exercise of stock options and warrants.

Our cash, cash equivalents and short-term investments at March 31, 2013 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  All investments are classified as available for sale.

Index

In January 2013, we acquired Vineyard Networks, Inc. in Kelowna, Canada. The aggregate total consideration of approximately $20.9 million consisted of $9.8 million in cash and 825,060 shares of our common stock.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum. On February 3, 2012, the agreement was amended and restated to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date. Borrowings under the amended credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. At March 31, 2013, we had no borrowings outstanding under this credit facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California and Sweden that extend through 2016. The details of these contractual obligations are further explained in Note 12 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of March 31, 2013, we had open non-cancelable purchase orders amounting to approximately $12.3 million, primarily with our third-party contract manufacturers.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, Canadian Dollars, Australian Dollars and the Euro.  We incur operating expenses in U.S. Dollars, Swedish Krona, Canadian Dollars and Australian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates. To date, exchange rate fluctuations have had minimal impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures. However, the effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and the directional change against the U.S. Dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $116.2 million at March 31, 2013.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper, certificates of deposit and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have an effective maturity of less than one year and are classified as available-for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at March 31, 2013, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.

Index

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

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our  Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013.

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

The products we sell today are derived primarily from the products of the Netintact companies that we purchased in 2006. We are continually working to improve our operations on a combined basis.

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

*Our actual operating results may differ significantly from our guidance and investor expectations.

From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the time of release of the guidance.  Any such guidance, which will include forward-looking statements, will be based on projections prepared by our management.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. These projections are also based upon specific assumptions with respect to future business decisions, some of which will change.  We may state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.  The principal reason why we may release guidance is to provide an opportunity for our management to discuss our business outlook with analysts and investors.  With or without our guidance, analysts and other investors may publish their own expectations regarding our business, financial performance and results of operations.  We do not accept any responsibility for any projections or reports published by any such third persons.

Index

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results.  Accordingly, our guidance is only an estimate of what our management believes is realizable as of the time of release. Actual results will vary from our guidance, and the variations may be material.  If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock may decline.

*Our PacketLogic family of products is our primary product line. A substantial majority of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization.

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

*Sales of our products to large broadband service providers often involve a lengthy sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expending significant resources without making any sales.

Our sales cycles often are lengthy, because our prospective customers generally follow complex procurement procedures and undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a prospective customer before that customer decides to purchase and incorporate our products in its network.  We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years.  Carriers, especially in North America, often require that products they purchase meet Network Equipment Building System, or “NEBS” certification requirements, which relate to the reliability of telecommunications equipment.  While our PacketLogic products and future products are and are expected to continue to be designed to meet NEBS certification requirements, they may fail to do so, and any failure to meet NEBS certification requirements could have a material adverse impact on our ability to sell our products.

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

Historically, we have received, and in the future we may receive, a material portion of a quarter’s sales orders during the last two weeks of the quarter. Accordingly, there is a risk that our revenue may move from one quarter to the next if we cannot fulfill all of the orders and satisfy all the revenue recognition criteria under our accounting policies before the quarter ends.  In addition, if anticipated purchase orders are not finalized in a timely manner, our products are not shipped on time, we fail to manage our inventory properly, we fail to release new products on schedule, or for any other reason, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, which may result in a decline in our stock price.

In addition, if a competitor succeeds in convincing a prospective customer to adopt that competitor’s product, it may be difficult for us to displace the competitor at a later time because of the cost, time, effort and perceived risk to network stability involved in changing to a different vendor’s products.  As a result, we may incur significant sales and marketing expenses without generating any sales.

Index

*A substantial portion of our revenues may be dependent on a small number of Tier 1 service providers that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers, our revenues may fluctuate and our growth may be limited.

Since 2008, when we first sold our products to Tier 1 service providers, a significant portion of our revenues has come from a limited number of customers.  There can be no guarantee that we will be able to continue to achieve revenue growth from these customers because their capacity requirements have become or will become fulfilled.  For this reason, we do not expect that any single customer will remain a significant customer from year to year, and we will need to attract new customers in order to sustain our revenues.

For the three months ended March 31, 2013, revenue from Cox Communications, Inc. represented 22% of net revenue and revenue from Shaw Communications, Inc. represented 17% of net revenue, with no other single customer representing more than 10% of net revenue.  For the three months ended March 31, 2012, revenue from Shaw Communications, Inc. and Cox Communications, Inc. represented 21% and 20% of net revenue, respectively. Revenue from a third customer represented 12% of net revenues for the three months ended March 31, 2012, with no other single customer representing more than 10% of net revenue.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

*Acquisitions may disrupt or otherwise have a negative impact on our business.

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  We acquired the Netintact entities in 2006, and its products have formed the core of our current product offering.  In January 2013, we acquired Vineyard Networks, a company based in British Columbia, Canada. We have integrated the employees of Vineyard Networks into our organizational structure, and we are developing plans for further product and organizational integration, which will require both time and investment to accomplish. Any failure to properly integrate the personnel and or technology we acquire into Procera, including successfully maintaining cohesive technology development in distant locations could have an adverse effect on us and our results of operations. Any future acquisitions that we may pursue could distract our management and employees and increase our expenses.

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

Index

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

We may not achieve the desired benefits from our acquisitions, including the revenue and other synergies and growth that we anticipate from the acquisition in the timeframe that we originally expect, and the costs of achieving these benefits may be higher than what we originally had anticipated, because of a number of risks, including, but not limited to the possibility that the acquisition may not further our business strategy as we expected and the possibility that we may not be able to expand the reach and customer base for current and future products as expected.  As a result of these risks, our acquisitions may not immediately contribute to our earnings as expected, or at all, we may not achieve expected revenue synergies or realization of efficiencies related to the integration of the businesses when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions.

*Mergers or other strategic transactions involving our competitors could weaken our competitive position, limit our growth prospects or reduce our revenues.

We believe that there may be consolidation in our industry, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, may limit our growth prospects or reduce our revenues.  Our competitors may establish or strengthen cooperative relationships with strategic partners or other parties.  Established companies may not only develop their own products but may also merge with or acquire our current competitors as a means of entering our markets.  New competitors or alliances among competitors may emerge and rapidly acquire significant market share.  Any of these circumstances could materially and adversely affect our business and operating results.

*We may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and could require us to increase spending on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications Ltd., Tektronix (acquired Arbor Networks), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), SAIC (acquired Cloudshield Technologies), Ericsson, F5 Networks, Huawei Technologies Company and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some prospective customers have in the past advised us that their concerns about our financial condition disqualified us from competing successfully for their business.  While we have enhanced our balance sheet by raising additional capital through a public sale of our common stock, it is possible that one or more prospective customers could raise similar concerns in the future.  Our competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.   Additional competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions.  Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

We had an accumulated deficit of $59.6 million as of March 31, 2013. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of sustained profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

Our future performance will depend to a significant extent on the ability of our management to operate effectively, both individually and as a group.  We are dependent on our ability to attract, retain and motivate high caliber key personnel.  We have recently hired new employees in many different positions and our growth expectations will require us to attract experienced personnel to augment our current staff.  We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management.  We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels.  In our market there is significant competition for qualified personnel and we may not be able to attract and retain such personnel.  Our business may suffer if we encounter material delays in hiring additional personnel.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Haväng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is based in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.   In January 2013, we acquired Vineyard Networks, and we now employ many former Vineyard Networks engineers and product developers at its location in British Columbia, Canada.  We are continuing to develop plans to integrate the Canadian and Swedish engineering teams, and this integration effort may result in changes to current job responsibilities.  If some or all of our Sweden-based engineers or Canada-based engineers or product developers were no longer employed by us, our ability to develop new products and serve existing customers could be materially and adversely impacted, and our results of operations and financial condition could be negatively affected.

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

Index

In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information.  These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships.  Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.  Under our OEM Purchase and Sales Agreement with GENBAND LLC, which was terminated by mutual agreement on April 15, 2013, we had granted GENBAND access to our source code, which is the human readable version of the computer code used in our products. Subject to a requirement to pay us royalties, GENBAND had the right to use our source code to develop derivative products that it may develop and market under GENBAND's business marks.  Additionally, in some cases, customers have the right to request access to our source code upon demand.  Some of our customers have obtained the source code for our products by exercising this right, and others may do so in the future. In addition, some of our customers have required us to deposit the source code of our products into a source code escrow.  The conditions triggering the release of the escrowed source code vary by customer, but include, among other things, breach of the applicable customer agreement, failure to provide required product support or maintenance, or if we are subject to a bankruptcy proceeding or otherwise fail to carry on our business in the ordinary course.  Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and may facilitate intellectual property infringement claims against us.  It also could permit a customer to which source code is disclosed to support and maintain that software product without being required to purchase our support or maintenance services. Each of these could harm our business, results of operations and financial condition.

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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Europe and Asia.  Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	trade and foreign exchange restrictions;
•	foreign currency exchange fluctuations;
•	economic or political instability in foreign markets;
•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•	changes in regulatory requirements;
•	difficulties and costs of staffing and managing foreign operations;
•	the uncertainty and limitation of protection for intellectual property rights in some countries;
•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
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

A significant and increasing percentage of our sales are generated outside of the United States. In most circumstances, our sales are denominated in the local currency.  Revenues and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate.  Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements.  The primary foreign currencies for which we currently have exchange rate fluctuation exposure are the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, in part because we have entered new foreign markets, we could be exposed to exchange rate fluctuations in other currencies.  For example, during the year ended December 31, 2012, we established a sales office in Japan in order to attempt to penetrate the important Japanese marketplace in which we are a new competitor.  Exchange rates between currencies such as the Japanese Yen and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, and other companies have incurred significant losses as a result of their foreign currency operations.  We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

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

Index

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

Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures.  We have a small finance and accounting staff and limited resources and we expect that we will continue to be subject to the risk of material weaknesses and significant deficiencies.

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

Index

*Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and subject to interpretation by management and our independent registered public accounting firm and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.  From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside independent registered public accounting firm) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we recently dismissed PMB Helin Donovan, LLP as our independent registered public accounting firm and retained Ernst & Young LLP as our independent registered public accounting firm. At the time of our dismissal of PMB Helin Donovan, LLP, we did not have any disagreement with PMB Helin Donovan, LLP regarding our accounting policies and practices.  Our new independent registered public accounting firm may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations.  Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired several employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Index

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

We believe that the market for bandwidth management solutions is in an early stage of development. We cannot accurately predict the future size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop.  In order for us to execute our strategy, our potential customers must recognize the value of more sophisticated bandwidth management solutions, decide to invest in the management of their networks and the performance of important business software applications and, in particular, adopt our bandwidth management solutions.  The growth of the bandwidth management solutions market also depends upon a number of factors, including the availability of inexpensive bandwidth, especially in international markets, and the growth of wide area networks.  The failure of the market to grow would adversely affect our sales and sales prospects, which could have a material adverse effect on our results of operations and financial condition and cause a decline in the price of our common stock.

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

In December 2010, the FCC adopted rules which, among other things, prohibit broadband service providers from preventing end-user customers from accessing lawful content or running applications of their choice over the Internet, and from connecting and using devices that do not harm the network; they also require facilities-based broadband service providers to treat lawful content, applications and services in a nondiscriminatory manner, and to make certain disclosures concerning their practices as they relate to the openness of their networks.  However, the FCC’s rules permit broadband service providers to employ reasonable techniques to manage traffic on their networks. In addition, the FCC’s rules exempt from these rules (1) certain services provided to national or homeland security authorities, and (2) certain managed or specialized services provided to enterprise customers.  Many of our services appear to fall within these categories of exempt services, and we do not believe that these rules have or will have a material impact on our operations.  However, the rules are the subject of legal challenges, and we are unable to predict the outcome of these lawsuits.  Moreover, if the FCC were to construe narrowly or eliminate existing exemptions, the impact of the rules on our operations could be different and while the issue remains unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard Networks, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard Networks. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  At March 31, 2013, there were 20,547,549 shares of our common stock outstanding and outstanding stock options to purchase 1.7 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard Networks in January 2013.  At March 31, 2013, we had an authorized reserve of 359,210 shares of common stock, which we may grant as stock options, restricted stock or other equity awards pursuant to our existing equity incentive plan.

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

On January 9, 2013, we issued to the former shareholders of Vineyard Networks, Inc. an aggregate of 825,060 shares of our common stock, at an approximate value of $17.77 per share, the closing price of our common stock on the acquisition date, in exchange for our acquisition of all of the outstanding securities of Vineyard Networks, Inc.  These shares were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, as well as the safe harbor provided by Regulation S under the Securities Act.  On February 13, 2013, we filed with the SEC a Registration Statement on a Form S-3 registering these shares for resale, which was declared effective by the SEC on March 7, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Index

Item 4.	Mine Safety and Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

2.1*#
Share Purchase Agreement, by and among the Company, Procera Networks Kelowna ULC, Vineyard Networks, Inc., the shareholders of Vineyard Networks, Inc. and John Drope & Associates Ltd., as representative of the shareholders of Vineyard Networks, Inc., dated January 7, 2013, filed as Exhibit 2.1 to our current report on Form 8-K/A filed on February 13, 2013 and incorporated herein by reference.

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

10.2*‡
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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
May 10, 2013		Charles Constanti, Chief Financial Officer
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

10.2 *‡
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