Form 10-Q
period 2013-06-30
PROCERA NETWORKS, INC.
filed 2013-08-09
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _ to _  .

Commission File Number: 000-49862

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4121 Clipper Court, Fremont, California	94538
(Address of principal executive offices)	(Zip code)

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

As of August 6, 2013, the registrant had 20,588,411 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013
INDEX

Index
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2013	2012
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$44,042	$30,933
Short-term investments	66,766	100,762
Accounts receivable, net	17,166	16,603
Inventories, net	18,943	11,240
Prepaid expenses and other	5,216	2,012
Total current assets	152,133	161,550

Property and equipment, net	5,574	4,474
Intangible assets, net	7,134	—
Goodwill	12,841	960
Deferred tax asset	949	—
Other non-current assets	52	54
Total assets	$178,683	$167,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,658	$5,453
Deferred revenue	8,849	6,953
Accrued liabilities	5,456	4,949
Total current liabilities	21,963	17,355

Non-current liabilities:
Deferred revenue	2,294	2,878
Deferred tax liability	1,944	—
Total liabilities	26,201	20,233

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 20,586 and 19,696 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	21	20
Additional paid-in capital	217,071	199,793
Accumulated other comprehensive loss	(1,679)	(76)
Accumulated deficit	(62,931)	(52,932)
Total stockholders’ equity	152,482	146,805
Total liabilities and stockholders’ equity	$178,683	$167,038

Note: Amounts have been derived from the December 31, 2012 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Sales:
Product sales	$13,617	$11,863	$24,028	$21,692
Support sales	4,222	2,802	7,982	5,305
Total net sales	17,839	14,665	32,010	26,997
Cost of sales:
Product cost of sales	6,283	5,171	12,370	8,619
Support cost of sales	831	247	1,546	469
Total cost of sales	7,114	5,418	13,916	9,088

Gross profit	10,725	9,247	18,094	17,909

Operating expenses:
Research and development	4,186	1,791	8,587	3,482
Sales and marketing	7,349	4,474	13,970	8,480
General and administrative	3,352	2,078	6,989	4,437
Total operating expenses	14,887	8,343	29,546	16,399

Income (loss) from operations	(4,162)	904	(11,452)	1,510
Interest and other income (expense), net	20	(54)	(30)	(53)

Income (loss) before income taxes	(4,142)	850	(11,482)	1,457
Income tax provision (benefit)	(860)	84	(1,483)	112
Net income (loss)	$(3,282)	$766	$(9,999)	$1,345

Net income (loss) per share – basic	$(0.16)	$0.04	$(0.50)	$0.08
Net income (loss) per share – diluted	$(0.16)	$0.04	$(0.50)	$0.08

Shares used in computing net income (loss) per share:
Basic	19,997	17,992	19,971	16,276
Diluted	19,997	18,510	19,971	16,797

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(3,282)	$766	$(9,999)	$1,345

Unrealized loss on short-term investments	(31)	(19)	(50)	(19)
Foreign currency translation adjustments	(797)	(208)	(1,553)	(75)
Other comprehensive loss	(828)	(227)	(1,603)	(94)

Comprehensive income (loss)	$(4,110)	$539	$(11,602)	$1,251

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(9,999)	$1,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	874	316
Amortization of intangible assets	780	—
Stock-based compensation expense:
Stock options	2,099	1,132
Restricted stock awards	646	240
Amortization of premium on investments	576	262
Amortization of deferred compensation	2,833	—
Provision for bad debts	—	6
Provision for excess and obsolete inventory	149	274
Changes in deferred taxes	(1,414)	—
Changes in assets and liabilities:
Accounts receivable	(173)	2,025
Inventories	(7,879)	608
Prepaid expenses and other current assets	1,744	(469)
Deferred compensation advanced to escrow	(2,701)	—
Accounts payable	2,066	(761)
Accrued liabilities	285	863
Deferred revenue	902	168
Net cash provided by (used in) operating activities	(9,212)	6,009

Cash flows from investing activities:
Purchase of Vineyard Networks, net of cash received	(8,962)	—
Purchase of property and equipment	(1,772)	(1,194)
Purchase of short-term investments	(36,019)	(52,772)
Sales of short-term investments	11,212	2,002
Maturities of short-term investments	58,245	5,330
Net cash provided by (used in) investing activities	22,704	(46,634)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	88,070
Proceeds from issuance of common stock – exercise of options	221	1,587
Proceeds from issuance of common stock – exercise of warrants	—	27
Payments on notes payable	(497)	—
Net cash provided by (used in) financing activities	(276)	89,684

Effect of exchange rates on cash and cash equivalents	(107)	(66)

Net increase in cash and cash equivalents	13,109	48,993

Cash and cash equivalents, beginning of period	30,933	23,900

Cash and cash equivalents, end of period	$44,042	$72,893

Non-cash investing and financing activities:
Issuance of common stock in connection with Vineyard acquisition	$11,140	$—

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc. (“Procera” or the “Company”), is a leading provider of Intelligent Policy Enforcement (“IPE”) solutions, based on Deep Packet Inspection technology, that enable mobile and broadband network operators and entities managing private networks including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors and system integrators in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and its common stock currently trades on the Nasdaq Global Select Market under the trading symbol “PKT”. Prior to December 29, 2011, the Company’s common stock traded on the NYSE Amex Equities exchange under the same trading symbol.  The Company reincorporated from the State of Nevada to the State of Delaware in June 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2013, or any other future period. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

The condensed consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated.

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

As a result of immaterial errors discussed above, the unaudited condensed consolidated financial statements for the six months ended June 30, 2013 reflect the following immaterial adjustments related to prior periods, which were recorded in the quarter ended March 31, 2013: the reversal of a revenue deal resulting in a reduction of $0.6 million of revenue and a reduction of $0.2 million of cost of sales; inventory charges resulting in an increase of $0.4 million in cost of sales, and additional general and administrative costs of $43,000.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company's significant accounting policies during the three and six months ended June 30, 2013 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Index

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

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$35,668	$—	$—	$35,668
Commercial paper	9,992	—	—	9,992
U.S. agency securities	32,620	5	—	32,625
Corporate bonds	24,184	1	(36)	24,149
Total investments	$102,464	$6	$(36)	$102,434

Reported as:
Cash equivalents	$35,668	$—	$—	$35,668
Short-term investments	66,796	6	(36)	66,766
Total investments	$102,464	$6	$(36)	$102,434

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$13,505	$-	$-	$13,505
Commercial paper	9,696	-	-	9,696
U.S. agency securities	51,276	18	-	51,294
Corporate bonds	34,751	5	(5)	34,751
U.S. Government bonds	5,019	2	-	5,021
Total investments	$114,247	$25	$(5)	$114,267

Reported as:
Cash equivalents	$13,505	$-	$-	$13,505
Short-term investments	100,742	25	(5)	100,762
Total	$114,247	$25	$(5)	$114,267

As of June 30, 2013, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss). Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments generally have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year. As of June 30, 2013, the Company has certain investments with a maturity greater than one year. However, management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly. For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three and six months ended June 30, 2013.

Index
The Company did not incur any material realized gains or losses in the three and six months ended June 30, 2013 and 2012.  The cost of securities sold was determined based on the specific identification method.

4.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

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

The following is a summary of cash equivalents and short-term investments by type of instruments as of June 30, 2013 and December 31, 2012, measured at fair value on a recurring basis (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$35,668	$—	$—	$35,668
Commercial paper	—	9,992	—	9,992
U.S. agency securities	—	32,625	—	32,625
Corporate bonds	—	24,149	—	24,149
Total assets measured at fair value	$35,668	$66,766	$—	$102,434

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$13,505	$—	$—	$13,505
Commercial paper	—	9,696	—	9,696
U.S. agency securities	—	51,294	—	51,294
Corporate bonds	—	34,751	—	34,751
U.S. Government bonds	—	5,021	—	5,021
Total assets measured at fair value	$13,505	$100,762	$—	$114,267

In general, and where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value.  This pricing methodology applies to Level 1 investments which are comprised of money market funds. If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, U.S. agency securities, U.S. Government and corporate bonds. U.S. agency securities, U.S. Government and corporate bonds are valued at a consensus price, which is a weighted average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm. Commercial paper is valued using market prices where available, adjusting for accretion of the purchase price to face value at maturity.

During the three and six months ended June 30, 2013 and 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

Index
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

For the three months ended June 30, 2013, Vineyard contributed approximately $0.6 million in revenue and $0.6 million in net loss. For the six months ended June 30, 2013, Vineyard contributed approximately $1.0 million in revenue and $1.1 million in net loss.

The total purchase price was $20.9 million, consisting of $9.8 million cash consideration and $11.1 million in the Company’s common stock in exchange for 100% of the outstanding securities of Vineyard. Of the consideration paid, $2.0 million and $1.9 million in cash and stock, respectively, will be held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition and will be released subject to resolution of certain contingencies. In addition to the purchase consideration, the Company has recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in the Company’s common stock, related to retention agreements with Vineyard’s three founders, which will be disbursed from the escrow account after one year of continuous employment with the Company.  The Company recognized $1.4 million and $2.8 million in compensation costs related to these retention agreements for the three and six months ended June 30, 2013, respectively.

The Company recognized acquisition-related costs for Vineyard of $1.0 million during the first quarter of 2013. These acquisition related charges were expensed in the period incurred and reported in the Company's condensed consolidated statements of operations within operating expenses.

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

Intangible Assets Acquired

The following table presents details of the intangible assets acquired in connection with the acquisition of Vineyard, which was completed during the first quarter of 2013 (in thousands, except years):

	Estimated Useful Life (in years)	Amount
Developed technology	5	$5,910
Customer relationships	5	2,550
Total		$8,460

Acquired technology consists of existing research and development projects at the time of the acquisition that have reached technological feasibility. No in process research and development was included in acquired intangibles as of the acquisition date.

Index
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Pro forma revenues	$18,508	$14,982	$33,123	$27,604
Pro forma net loss	(1,124)	(990)	(4,897)	(2,767)
Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.24)	$(0.16)

The pro forma financial information reflects acquisition-related expenses incurred, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, deferred compensation costs related to the retention of certain Vineyard employees, the change in stock compensation expense as a result of the exercise of stock options immediately prior to the closing of the Vineyard transaction, stock compensation related to the stock options granted to Vineyard employees, and the related tax expense. The pro forma net loss per share amounts also reflect the impact of the issuance of 517,696 shares in connection with the acquisition as if they were issued in January 2012.

These adjustments are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Acquisition-related expenses for Vineyard	$(20)	$—	$(1,026)	$—
Intangible amortization	—	411	36	825
Net change in stock compensation expense	—	267	(636)	1,194
Increase (decrease) in deferred compensation expense	(1,468)	1,468	(2,810)	2,937
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	—	518	23	518

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the six months ended June 30, 2013 were as follows (in thousands):

Six Months Ended June 30, 2013
Balance, December 31, 2012	$960
Additions from Vineyard acquisition	12,751
Translation adjustments	(870)
Balance, June 30, 2013	$12,841

Intangible assets other than goodwill are amortized on a straight-line basis over their estimated remaining useful lives.

Index
The following table is a summary of acquired intangible assets with remaining net book values at June 30, 2013 (in thousands, except weighted average remaining life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,511	$(527)	$4,984	4.52
Customer relationships	2,378	(228)	2,150	4.52
Balance at June 30, 2013	$7,889	$(755)	$7,134

The Company had no acquired intangible assets with remaining book values at December 31, 2012.

For the three and six months ended June 30, 2013, amortization expense of $0.2 million and $0.5 million, respectively, related to developed technology was recorded in product cost of sales.  For the three and six months ended June 30, 2013, amortization expense of $0.1 million and $0.2 million, respectively, related to customer relationships was recorded in operating expense.

The changes in the carrying value of acquired intangible assets during the six months ended June 30, 2013 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2012	$—	$—	$—
Additions	8,460	(755)	7,705
Translation adjustments	(571)	—	(571)
Balance at June 30, 2013	$7,889	$(755)	$7,134

The following table presents the estimated future amortization of intangible assets as of June 30, 2013 (in thousands):

Fiscal Year	Amortization
2013 (remaining six months)	$789
2014	1,578
2015	1,578
2016	1,578
2017	1,578
Thereafter	33
Total	$7,134

7.	CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

Accounts receivable at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$17,300	$16,699
Less: allowance for doubtful accounts	(134)	(96)
Total	$17,166	$16,603

Inventories:

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

Index
	June 30, 2013	December 31, 2012
Finished goods	$18,710	$10,886
Raw materials	233	354
Inventories, net	$18,943	$11,240

Accrued Liabilities:

Accrued liabilities at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Payroll and related	$2,503	$2,166
Sales commissions	833	1,112
Warranty	346	406
Audit and legal services	348	368
Other	1,426	897
Total accrued liabilities	$5,456	$4,949

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

The following table summarizes warranty reserve activity during the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Warranty accrual, beginning of period	$406	$565
Provision for current period sales	20	25
Deductions for warranty claims processed during the period	(80)	(111)
Warranty accrual, end of period	$346	$479

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at June 30, 2013 and December 31, 2012, net of taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(96)	$20	$(76)
Other comprehensive income (loss), net of tax	(1,553)	(50)	(1,603)
Accumulated other comprehensive income (loss) as of June 30, 2013	$(1,649)	$(30)	$(1,679)

The Company did not have any reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013.  The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of June 30, 2013 and December 31, 2012.

Index
8.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On January 9, 2013, the Company issued 825,060 unregistered shares with a value of approximately $14.7 million (gross value), pursuant to the Company’s acquisition of Vineyard as part of the purchase consideration in exchange for 100% of the outstanding securities of Vineyard, and deferred compensation to the founders of Vineyard.  On February 13, 2013, the Company filed with the SEC a Registration Statement on Form S-3 covering the resale of these shares. The Registration Statement on Form S-3 was declared effective by the SEC on March 7, 2013. Pursuant to the agreement, approximately 517,696 shares were transferred to the former Vineyard shareholders at closing, with the remainder being held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition.

On April 25, 2012, the Company completed a registered offering of 4.5 million shares of common stock.  The shares were sold to the public at $21.00 per share for an aggregate gross sales price of $94.5 million.  The Company received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.

Equity Incentive Plan and Stock Option Activity

The Company‘s 2007 Equity Incentive Plan, as amended (the “Plan”), provides for the grant of stock options and restricted stock awards (“RSAs”) to eligible employees, consultants, and non-employee directors of the Company.  As of June 30, 2013, 831,818 shares of the Company’s common stock were available for future grant under the Plan.  On January 9, 2013, the Company granted to certain former Vineyard employees who became employees of the Company upon closing of the Vineyard acquisition options to purchase an aggregate of 412,000 shares of the Company’s common stock.  These options were granted outside of the Plan as inducements material to such employees joining the Company.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Six Months Ended June 30,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,332	$14.65	1,198	$10.35
Granted	586	16.39	141	19.37
Exercised	(28)	7.94	(170)	9.33
Cancelled	(167)	18.36	(31)	12.41
Outstanding at the end of the period	1,723	$15.30	1,138	$11.59
Vested and expected to vest at the end of the period	1,600	$15.12	1,096	$11.49
Exercisable at the end of the period	625	$11.45	678	$11.00

As of June 30, 2013, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $3.0 million, $2.9 million and $2.4 million, respectively. As of June 30, 2013, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 8.39 years, 8.31 years and 6.77 years, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $0.2 million and $1.6 million, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2013 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $ 5.70	213	6.48	$5.07	176	$5.05
6.00 – 9.72	143	5.41	7.49	133	7.38
9.93 – 14.49	349	9.93	13.29	167	13.84
14.50 – 33.50	1,018	8.78	19.23	149	19.92
$4.30 – $ 33.50	1,723	8.39	$15.30	625	$11.45

Index
The following table summarizes the Company’s RSA activity for the six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Six Months Ended June 30,
	2013		2012
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Unvested outstanding at the beginning of the period	253	$15.79	136	$9.24
Granted	32	14.36	3	15.64
Vested	(10)	20.47	(17)	7.81
Cancelled	(1)	20.25	—	—
Unvested outstanding at the end of the period	274	$15.44	122	$9.59

The weighted average remaining contractual term for the RSAs outstanding as of June 30, 2013 was 2.68 years. As of June 30, 2013, the aggregate pre-tax intrinsic value of the RSAs outstanding was $2.8 million.

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

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(3,282)	$766	$(9,999)	$1,345

Denominator:
Weighted average common shares - basic	19,997	17,992	19,971	16,276
Dilutive effect of employee equity incentive plans	—	512	—	501
Dilutive effect of warrants	—	6	—	20
Weighted average common shares - diluted	19,997	18,510	19,971	16,797

Net income (loss) per share:
Basic	$(0.16)	$0.04	$(0.50)	$0.08
Diluted	$(0.16)	$0.04	$(0.50)	$0.08

Antidilutive securities:
Options and restricted stock	1,370	297	1,177	279
Warrants	—	—	—	20
Total	1,370	297	1,177	299

Index
10.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$68	$30	$180	$64
Research and development	216	124	716	220
Sales and marketing	376	324	963	646
General and administrative	487	184	886	442
Total stock-based compensation expense	$1,147	$662	$2,745	$1,372

Stock-based compensation in the three and six months ended June 30, 2013 includes a one-time $0.7 million charge associated with the acceleration of Vineyard option grants at the closing of the acquisition.

No income tax benefits were recognized in the three and six months ended June 30, 2013 and 2012 due to current period operating losses and carry-forwards available to offset income in the prior year periods.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of June 30, 2013, total unrecognized compensation cost related to unvested stock options was $9.6 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 3.32 years, and total unrecognized compensation cost related to non-vested RSAs was $2.8 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.68 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each RSA is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (years)	5.28	3.37	4.85	4.17
Expected volatility	78.9%	72.9%	78.2%	72.5%
Risk-free interest rate	0.99%	0.53%	0.89%	0.75%
Expected dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2012 was $9.81 and $9.26 respectively.

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

On July 19, 2010, the Company entered into a Master OEM Purchase and Sales Agreement (the “OEM Agreement”) with GENBAND US LLC and GENBAND Ireland Ltd. (collectively, “GENBAND”), pursuant to which GENBAND may purchase any of the Company’s existing software and hardware products, as well as procure licenses and services related to such products from the Company.  Pursuant to the OEM Agreement, the Company’s Board of Directors supported the election of Mark Pugerude, Chief Strategy Officer of GENBAND, as a director of the Company beginning in fiscal 2012 through the Company’s 2012 Annual Meeting of Stockholders on August 27, 2012, and B.G. Kumar, Executive Vice President and President of the Networking and Applications Product Unit of GENBAND, as a director of the Company beginning on August 27, 2012, the date of the Company’s 2012 Annual Meeting of Stockholders.  Mr. Kumar’s service on the Company’s Board of Directors ended on May 30, 2013, the date of the Company’s 2013 Annual Meeting of Stockholders.

Index
During the three and six months ended June 30, 2013, the Company recognized revenue of approximately $0.1 million on sales to GENBAND.  During the three and six months ended June 30, 2012, the Company recognized revenue of approximately $1.2 million and $1.6 million, respectively, on sales to GENBAND.  At June 30, 2013 and December 31, 2012, the Company had accounts receivable of approximately $0.2 million and $38,000, respectively, from GENBAND.

Effective April 15, 2013, Procera and GENBAND terminated the OEM Agreement, and the letter agreement, dated July 19, 2010 (the “Letter Agreement”), between the Company and GENBAND US LLC. The termination of the OEM Agreement and the Letter Agreement was effected pursuant to the execution of a transition agreement between Procera and GENBAND.  The transition agreement permits GENBAND to continue to perform its functions for existing customers, as provided under the OEM Agreement, for the remainder of the current service term, and further provides that Procera will continue to provide support or maintenance to GENBAND’s existing customers under or in connection with the OEM Agreement and for which GENBAND previously submitted a purchase order.

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

As of June 30, 2013, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,	Amount
2013 (remaining)	$425
2014	637
2015	464
2016	370
2017	256
Total minimum lease payments	$2,152

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank.  On February 3, 2012, the Secured Credit Facility was amended and restated (the “Amended Secured Credit Facility”) to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years under the agreement. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets.  The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank. In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee. The Company was in compliance with the financial covenants as of June 30, 2013.  At June 30, 2013 and December 31, 2012, the Company had no outstanding balance under the Amended Secured Credit Facility.

Index
Concentrations

For the three months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 18% of net revenue and revenue from two other customers represented 17% and 13% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 17% of net revenue and revenue from Cox Communications, Inc. represented 14% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the three months ended June 30, 2012, revenue from Shaw Communications, Inc. and two additional customers represented 16%, 22% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 18% and 12% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

At June 30, 2013, accounts receivable from four customers represented 21%, 15%, 12% and 10%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2012, accounts receivable from three customers represented 14%, 12% and 12%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

Indemnification

The Company generally agrees to indemnify customers against legal claims that the Company's products infringe certain third party property rights. As of June 30, 2013 and 2012, the Company has not been required to make any payments resulting from infringement claims asserted against customers and has not recorded any related reserves.

13.	INCOME TAXES

The Company's effective tax rate was 13% for the six months ended June 30, 2013 and 8% for the six months ended June 30, 2012.  For the three and six months ended June 30, 2013, the Company recorded an income tax benefit of $0.9 million and $1.5 million, respectively, on a loss before provision for income taxes of $4.2 million and $11.5 million, respectively.  For the three and six months ended June 30, 2012, the Company recorded an income tax provision of $84,000 and $0.1 million, respectively, on an income before provision for income taxes of $0.9 million and $1.5 million, respectively. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory tax rate as a result of the income tax benefit related to the release of Vineyard’s pre-existing income tax valuation allowance, the amortization of the acquired intangibles, state taxes and earnings taxed in foreign jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in other foreign jurisdictions, including Australia and Sweden beginning in 2006 through the current period.

At June 30, 2013, the Company had $0.2 million of unrecognized tax benefits, a total of $158,000 which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next twelve months.

14.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks. Sales for geographic regions are based upon the customer’s location. The location of long-lived assets is based on the physical location of the Company’s regional offices.

Index
The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales:
United States	$3,831	$6,015	$9,344	$11,096
Canada and Latin America	4,020	2,311	6,693	4,854
Europe, Middle East and Africa	5,449	4,633	9,371	7,717
Asia Pacific	4,539	1,706	6,602	3,330

Total	$17,839	$14,665	$32,010	$26,997

The following are summaries of long-lived assets by geographical region (in thousands):

	June 30, 2013	December 31, 2012
Long-lived assets:
United States	$1,162	$1,750
Canada	281	—
Europe	4,127	2,719
Asia Pacific	4	5
Total	$5,574	$4,474

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could,” “initial,” “future,” “may,” “predict,” “potential,” “should” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●	trends related to and management’s expectations regarding future results of operations, required capital expenditures, revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2;

●	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings;

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our Company with respect to the development of products and services; and

●	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness.

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

Index
Overview

We are a leading provider of Internet Intelligence solutions designed for carriers, service providers and enterprises worldwide.  Procera’s PacketLogic solutions provide actionable intelligence and policy enforcement to ensure a high quality experience for any Internet connected devices.  Network operators deploy our technology to enable real-time visibility, superior performance and scalability, and deliver personalized services for millions of enterprises and consumers.  Enterprises utilize our embedded NAVL solutions to ensure that they can deliver BYOD and Cloud services to their employees.  We believe that the intelligence our products provide about users and their usage enables our network operator customers to make qualified business decisions.  Our network operator customers include mobile service providers, broadband service providers, cable multiple system operators (“MSOs”), Internet Service Providers (“ISPs”), educational institutions, enterprises and government agencies.  We sell our products directly to network operators; through partners, value added resellers and system integrators; and to other network solution suppliers for incorporation into their network solutions.

Our IPE products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products is expected to grow from $596 million in 2012 to $1.9 billion in 2017, a 2012–2017 compounded annual growth rate of 26%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core including Policy Management and Charging functions, and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our embedded solutions enable network solutions suppliers to more quickly add Internet Intelligence to their platforms, since our NAVL products have been designed to be highly portable among many platforms and processors. NAVL eliminates the need for network solutions providers to research and develop their own Deep Packet Inspection technology, saving significant time and resources while enabling them to more effectively compete in their market space.

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

We face competition from suppliers of standalone and integrated IPE and deep packet inspection (“DPI”) products including Allot Communications Ltd., Tektronix (acquired Arbor Networks), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), SAIC (acquired Cloudshield Technologies), Ericsson, F5 Networks, Huawei Technologies Company and Sandvine Corporation.  Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.  Some of our competitors are also our customers.

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

On January 9, 2013, we completed our acquisition of Vineyard Networks, Inc. (“Vineyard”), a privately held developer of Layer 7 Deep Packet Inspection and application classification technology located in Kelowna, Canada. Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription based Original Equipment Manufacturer and Partner agreements. This acquisition complements our hardware and application software-based IPE and DPI solutions, expands the way we sell solutions to customers, and increases our customer base, previously comprised primarily of network operators, thereby allowing us to provide complementary technology and solutions to a greater number of customers.

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

Index
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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenue

Revenue for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase	2013	2012	Increase
Net product revenue	$13,617	$11,863	15%	$24,028	$21,692	11%
Net support revenue	4,222	2,802	51%	7,982	5,305	50%
Total revenue	$17,839	$14,665	22%	$32,010	$26,997	19%

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

Total revenue in the three and six months ended June 30, 2013 was $17.8 million and $32.0 million, an increase of 22% and 19%, respectively, compared with $14.7 million and $27.0 million in the three and six months ended June 30, 2012. The increase in product revenue in the three and six months ended June 30, 2013 compared to the comparable prior year periods reflected follow-on orders from existing customers and continued sales to our network operator customers, including mobile service providers, fixed line service providers and cable multiple system operators; and we continued to add new higher education customers.  For the three and six months ended June 30, 2013, Vineyard contributed $0.3 million and $0.5 million in product revenue and $0.3 million and $0.5 million in support revenue, respectively. The increase in support revenue in the three and six months ended June 30, 2013 compared to the comparable prior year periods reflected the continued expansion of the installed base of our product to which we have sold ongoing support services. For the three months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 18% of net revenue and two other customers represented 17% and 13% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 17% of net revenue and revenue from Cox Communications, Inc. represented 14% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the three months ended June 30, 2012, revenue from Shaw Communications, Inc. and two additional customers represented 16%, 22%, and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 18% and 12% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

Index
Sales to customers located in the United States as a percentage of total revenues were 21% and 29% for the three and six months ended June 30, 2013, respectively, compared to 41% and 42% for the three and six months ended June 30, 2012, respectively.

We believe that our revenue will continue to grow in each of the remaining quarters of the fiscal year ending December 31, 2013, as compared with the fiscal year ended December 31, 2012.

Cost of Sales

Cost of sales includes material costs and direct labor for products sold, amortization of acquired developed technology, costs expected to be incurred for warranty, adjustments to inventory values, including the write-down of slow moving or obsolete inventory, and costs for support and professional services personnel.

The following table presents the breakdown of cost of sales by category for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase	2013	2012	Increase
Product costs	$6,283	$5,171	22%	$12,370	$8,619	44%
Percent of net product revenue	46%	44%		51%	39%

Support costs	831	247	236%	1,546	469	230%
Percent of net support revenue	20%	9%		19%	9%

Total cost of sales	$7,114	$5,418	31%	$13,916	$9,088	53%
Percent of total net revenue	40%	37%		43%	34%

Total cost of sales in the three and six months ended June 30, 2013 increased by $1.7 million and $4.8 million, respectively, compared to the three and six months ended June 30, 2012. Cost of sales as a percentage of revenue increased by 3 and 9 percentage points for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year.  The increase in cost of sales in 2013 primarily reflected higher material costs associated with increased product sales and higher support costs for increased customer support and professional services personnel. The increase also reflected amortization of developed technology intangible assets acquired as part of the Vineyard acquisition in January 2013 of $0.2 million and $0.5 million in the three and six months ended June 30, 2013, respectively.  The increase in cost of sales as a percentage of revenue primarily reflected a higher proportion of hardware sales in the three and six months ended June 30, 2013. Stock-based compensation recorded to cost of sales in the three and six months ended June 30, 2013 was $0.1 million and $0.2 million, respectively, compared to $30,000 and $0.1 million, respectively, in the corresponding periods of 2012.

Gross Profit

Gross profit for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase	2013	2012	Increase

Gross profit	$10,725	$9,247	16%	$18,094	$17,909	1%
Percent of total net revenue	60%	63%		57%	66%

Our total gross profit margin for the three and six months ended June 30, 2013 decreased by 3 and 9 percentage points to 60% and 57%, respectively, compared to 63% and 66% for the three and six months ended June 30, 2012, respectively.  The decrease resulted from a higher proportion of hardware sales in the three and six months ended June 30, 2013, higher support and service costs and amortization of acquired intangible assets.  We expect our gross profit amounts to increase in the second half of the fiscal year ending December 31, 2013, as compared with the first half of 2013, while we expect continued pressure on our profit margin percent due to product mix in the second half of 2013.

Index
Operating Expense

Operating expenses for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Research and development	$4,186	$1,791	134%	$8,587	$3,482	147%
Sales and marketing	7,349	4,474	64%	13,970	8,480	65%
General and administrative	3,352	2,078	61%	6,989	4,437	58%
Total	$14,887	$8,343	78%	$29,546	$16,399	80%

In the three and six months ended June 30, 2013, our total operating expenses increased to support the scale of our operations as we have hired additional employees in each function of our Company, invested in testing equipment for the development of our products, invested in infrastructure, and increased the use of outside services, including legal, audit and accounting services. Additionally, our costs have increased due to the integration of Vineyard personnel and related operating costs.

We anticipate that this trend will continue in subsequent periods and that total operating expenses for the remainder of the year ending December 31, 2013 will exceed those incurred during the same period in the year ended December 31, 2012.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase	2013	2012	Increase
Research and development	$4,186	$1,791	134%	$8,587	$3,482	147%
As a percentage of net revenue	23%	12%		27%	13%

Research and development expenses for the three and six months ended June 30, 2013 increased by $2.4 million and $5.1 million, respectively, compared to the three and six months ended June 30, 2012 as a result of increased research and development personnel and the corresponding additional employee compensation costs, including the addition of Vineyard personnel, and amortization of deferred compensation of $0.8 million and $1.4 million, respectively, in the three and six months ended June 30, 2013 associated with the Vineyard acquisition. The additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three and six months ended June 30, 2013 was $0.2 million and $0.7 million, respectively, compared with $0.1 million and $0.2 million, respectively, for the corresponding periods in 2012.  Research and develop expenses as a percentage of revenue increased 11% and 14% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012 primarily due to the addition of Vineyard employees.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.

Index
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)

Sales and marketing	$7,349	$4,474	64%	$13,970	$8,480	65%
As a percentage of net revenue	41%	31%		44%	31%

Sales and marketing expenses for the three and six months ended June 30, 2013 increased by $2.9 million and $5.5 million compared to the three and six months ended June 30, 2012, respectively.  The increase reflected the addition of sales and marketing personnel during 2012 and in the three and six months ended June 30, 2013, and the corresponding higher compensation costs and higher commission costs as a result of the increase in revenue. The increase also reflected the amortization of deferred compensation of $0.7 million and $1.4 million, respectively, and the amortization of acquired intangible assets of $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2013 associated with the Vineyard acquisition. Stock-based compensation recorded to sales and marketing expenses in the three and six months ended June 30, 2013 was $0.4 million and $1.0 million, respectively, compared with $0.3 million and $0.6 million, respectively, in the corresponding periods of 2012.  Sales and marketing expenses as a percentage of revenue increased 10% and 13% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012 primarily due to the addition of Vineyard employees.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance functions and service fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)

General and administrative	$3,352	$2,078	61%	$6,989	$4,437	58%
As a percentage of net revenue	19%	14%		22%	16%

General and administrative expenses for the three and six months ended June 30, 2013 increased by $1.3 million and $2.6 million, respectively, compared to the three and six months ended June 30, 2012, reflecting increased accounting and human resource personnel related costs, legal and audit fees and increased use of contractors and outside services. The increase also reflected $0.6 million and $1.6 million in business development costs for legal, accounting and investment banking fees in the three and six months ended June 30, 2013, respectively, compared to $0.6 million in business development costs in the three and six months ended June 30, 2012 associated with completed and potential mergers, acquisitions and partnership agreements. Stock-based compensation recorded to general and administrative expense in the three and six months ended June 30, 2013 was $0.5 million and $0.9 million, respectively, compared to $0.2 million and $0.4 million, respectively, in the corresponding periods in 2012. General and administrative expenses as a percentage of revenue increased 5% and 6% for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012 primarily due to the addition of new general and administrative employees and business development expenses mentioned above.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$20	$(54)	137%	$(30)	$(53)	43%

Index
Interest and other income (expense), net increased in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, reflecting higher cash balances from our registered offering in April 2012, offset partially by foreign currency transaction losses during the three and six month periods of 2013 versus the corresponding periods of 2012.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)

Provision for income taxes	$(860)	$84	1124%	$(1,483)	$112	1424%

We are subject to taxation primarily in the U.S., Australia, Canada, Japan, Singapore and Sweden as well as in a number of U.S. states, including California. The tax benefit for the three and six months ended June 30, 2013 primarily reflects the following Vineyard acquisition related items: reversal of Vineyard’s pre-existing income tax valuation allowance upon acquisition, amortization of intangible assets acquired and the tax impact of book/tax differences on deferred revenue.

We have established a valuation allowance for substantially all of our deferred tax assets. We calculated the valuation allowance in accordance with the provisions of Accounting Standards Codification Topic 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Net cash provided by (used in) operating activities	$(9,212)	$6,009
Net cash provided by (used in) investing activities	22,704	(46,634)
Net cash provided by (used in) financing activities	(276)	89,684
Effect of exchange rate changes on cash and cash equivalents	(107)	(66)
Net increase in cash and cash equivalents	$13,109	$48,993

During the six months ended June 30, 2013, we utilized $9.2 million in cash from operating activities as compared to $6.0 million generated from operating activities for the six months ended June 30, 2012.  Cash used by operating activities during the six months ended June 30, 2013 primarily consisted of our net loss of $10.0 million offset by non-cash charges of $6.5 million. Non-cash charges consisted primarily of stock-based compensation of $2.7 million, amortization of intangible assets of $0.8 million, amortization of premium on investments of $0.6 million, depreciation expense of $0.9 million and amortization of deferred compensation of $2.8 million, partially offset by changes in deferred taxes of $1.4 million. Working capital uses of cash consisted primarily of an increase in inventory of $7.9 million resulting from material purchases in anticipation of future sales and an advance payment to escrow of $2.7 million recorded as deferred compensation related to retention agreements with Vineyard’s three founders which are payable after one year of continuous employment with the Company.  Working capital sources of cash included a decrease in prepaid expenses and other current assets of $1.7 million, increase in accounts payable of $2.1 million and $0.9 million increase in deferred revenues. The increase in accounts payable was primarily associated with higher inventory purchases.

Net cash provided by investing activities of $22.7 million during the six months ended June 30, 2013 consisted of net cash consideration associated with the acquisition of Vineyard of $9.0 million, and purchases of lab and testing equipment for use in research and development of $1.8 million, partially offset by proceeds from net purchases, sales and maturities of short-term investments of $33.4 million.

Index
Net cash used in financing activities of $0.3 million during the six months ended June 30, 2013 consisted of the repayment of debt acquired from Vineyard of $0.5 million, offset by proceeds from the exercise of stock options of $0.2 million.

Our cash, cash equivalents and short-term investments at June 30, 2013 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments generally have a remaining maturity of greater than three months at the date of purchase and the portfolio of short-term investments have a weighted-average maturity of less than one year.  All investments are classified as available for sale.

In January 2013, we acquired Vineyard in Kelowna, Canada. The aggregate total consideration of approximately $20.9 million consisted of $9.8 million in cash and 825,060 shares of our common stock.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum. On February 3, 2012, the agreement was amended and restated to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date. Borrowings under the amended and restated credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis. At June 30, 2013, we had no borrowings outstanding under this credit facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California and Sweden that extend through 2016. The details of these contractual obligations are further explained in Note 12 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of June 30, 2013, we had open non-cancelable purchase orders amounting to approximately $6.2 million, primarily with our third-party contract manufacturers.

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

Index
Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $110.8 million at June 30, 2013.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper and corporate bonds. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  Short-term investments generally have an effective maturity of less than one year and are classified as available-for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at June 30, 2013, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our  Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013.

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

Index
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

All of our current revenues and much of our anticipated future growth depend on the development, introduction and market acceptance of new and enhanced products in our PacketLogic product line that address additional market requirements in a timely and cost-effective manner.  In the past, we have experienced delays in product development and such delays may occur in the future.  We do not currently have plans or resources to develop additional product lines and, as a result, our future growth will largely be determined by market acceptance and continued development of our PacketLogic product line.

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

Due to our lengthy sales cycle, particularly to larger customers, and our revenue recognition practices, we expect our revenue may fluctuate significantly from period to period. In pursuing sales opportunities with larger enterprises, we expect that we will make fewer sales to larger entities, but that the magnitude of individual sales will be greater.  We may report substantial revenue growth in the period that we recognize the revenue from a large sale, which may not be repeated in an immediately subsequent period.  Because our revenues may fluctuate materially from period to period, the price of our common stock may decline. In addition, even after we have received commitments from a customer to purchase our products, in accordance with our revenue recognition practices, we may not be able to recognize and report the revenue from that purchase for months or years after the time of purchase. As a result, there could be significant delays in our receipt and recognition of revenue following sales orders for our products.

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

For the three months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 18% of net revenue and two other customers represented 17% and 13% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 17% of net revenue and revenue from Cox Communications, Inc. represented 14% or net revenue, with no other single customer accounting for more than 10% of net revenue. For the three months ended June 30, 2012, revenue from Shaw Communications, Inc. and two additional customers represented 16%, 22% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue. For the six months ended June 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 18% and 12% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  The proportion of our revenue derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, or successfully negotiate higher discounts, our ability to maintain or grow our revenues will be adversely affected.

*Changes in customer or product mix, downward pressure on sales prices, changes in volume of orders and other factors could cause our gross margin percentage to fluctuate or decline in the future.

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 52% in the quarter ended March 31, 2013 to72% in the quarter ended September 30, 2012. Factors that may cause our gross margins to fluctuate include customer and product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, decreases in average selling prices of our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials cost. A higher proportion of hardware sales versus software and service revenue in any period generally results in a lower gross profit margin for that period. In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share. Forecasting our gross margins is difficult due to our lengthy sales cycle, particularly to larger customers, and our revenue recognition practices. Because our gross profit margins may fluctuate materially from period to period, or decline over time, the price of our common stock may decline.

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

*Acquisitions may divert management’s attention, increase expenses and disrupt or otherwise have a negative impact on our business.

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  We acquired the Netintact entities in 2006, and its products have formed the core of our current product offering.  In January 2013, we acquired Vineyard Networks, Inc. (“Vineyard”), a company based in Kelowna, Canada. We have integrated the employees of Vineyard into our organizational structure, and we are developing plans for further product and organizational integration, which will require both time and investment to accomplish. Any failure to properly integrate the personnel and or technology we acquire into Procera, including successfully maintaining cohesive technology development in distant locations could have an adverse effect on us and our results of operations. Any future acquisitions that we may pursue could distract or divert the attention of our management and employees and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Index
We may not achieve the desired benefits from our acquisitions, including the revenue and other synergies and growth that we anticipate from the acquisition in the timeframe that we originally expect, and the costs of achieving these benefits may be higher than what we originally had anticipated because of a number of risks, including but not limited to the possibility that the acquisition may not further our business strategy as we expected and the possibility that we may not be able to expand the reach and customer base for current and future products as expected.  As a result of these risks, our acquisitions may not immediately contribute to our earnings as expected, or at all, we may not achieve expected revenue synergies or realization of efficiencies related to the integration of the businesses when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions.

*Mergers or other strategic transactions involving our competitors could weaken our competitive position, limit our growth prospects or reduce our revenues.

We believe that there may be consolidation in our industry, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, may limit our growth prospects or reduce our revenues and margins.  Our competitors may establish or strengthen cooperative relationships with strategic partners or other parties.  Established companies may not only develop their own products but may also merge with or acquire our current competitors as a means of entering our markets.  New competitors or alliances among competitors may emerge and rapidly acquire significant market share.  Any of these circumstances could materially and adversely affect our business and operating results.

*We operate in a highly competitive market and may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and loss of market share, and could require us to increase spending on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications Ltd., Tektronix (acquired Arbor Networks), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), SAIC (acquired Cloudshield Technologies), Ericsson, F5 Networks, Huawei Technologies Company and Sandvine Corporation, as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some prospective customers have in the past advised us that their concerns about our financial condition disqualified us from competing successfully for their business.  While we have enhanced our balance sheet by raising additional capital through a public sale of our common stock, it is possible that one or more prospective customers could raise similar concerns in the future.  We may not be able to compete successfully against our current or potential competitors as our competitors may, among other things, be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.   Additional competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions.  Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

We had an accumulated deficit of $63.0 million as of June 30, 2013. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of sustained profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Haväng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is based in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.   In January 2013, we acquired Vineyard Networks, Inc. (“Vineyard”), and we now employ many former Vineyard engineers and product developers at its location in Kelowna, Canada.  We are continuing to develop plans to integrate the Canadian and Swedish engineering teams, and this integration effort may result in changes to current job responsibilities.  If some or all of our Sweden-based engineers or Canada-based engineers or product developers were no longer employed by us, our ability to develop new products and serve existing customers could be materially and adversely impacted, and our results of operations and financial condition could be negatively affected.

We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan.  We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.  Competitors and others have in the past, and may in the future, attempt to recruit our employees.  In California, where we are headquartered, non-competition agreements with employees generally are unenforceable. As a result, if an employee based in California leaves the Company for any reason, he or she will generally be able to begin employment with one of our competitors or otherwise compete immediately against us.

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

Reliance upon OEMs, as well as industry supply conditions, generally involves several additional risks, including the possibility of a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules), and increases in component costs (which can adversely affect our profitability).  Most of our hardware products, or the components of our hardware components, are based on industry standards and are therefore available from multiple manufacturers. If our suppliers were to fail to deliver, alternative suppliers should be available, although qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could affect operating results adversely.  However, in some specific cases we have single-sourced components because alternative sources are not currently available.  If these components were not available for a period of time, we could experience product supply interruptions, delays or inefficiencies, which could have a material adverse effect on our results of operations and financial condition.

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

In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information.  These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships.  Furthermore, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.  Under our OEM Purchase and Sales Agreement with GENBAND LLC, which was terminated by mutual agreement on April 15, 2013, we had granted GENBAND access to our PacketLogic source code, which is the human readable version of the computer code used in our products. Subject to a requirement to pay us royalties, GENBAND had the right to use our source code to develop derivative products that it may develop and market under GENBAND's business marks.  Additionally, in some cases, customers have the right to request access to our source code upon demand.  Some of our customers have obtained the source code for our products by exercising this right, and others may do so in the future. In addition, some of our customers have required us to deposit the source code of our products into a source code escrow.  The conditions triggering the release of the escrowed source code vary by customer, but include, among other things, breach of the applicable customer agreement, failure to provide required product support or maintenance, or if we are subject to a bankruptcy proceeding or otherwise fail to carry on our business in the ordinary course.  Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and may facilitate intellectual property infringement claims against us.  It also could permit a customer to which source code is disclosed to support and maintain that software product without being required to purchase our support or maintenance services. Each of these could harm our business, results of operations and financial condition.

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

Index
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

Index
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

Index
●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We may experience interruptions in our information systems on which our global operations depend.  Further, we may face attempts by others to gain unauthorized access through the Internet to our information technology systems, to intentionally hack, interfere with or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we may be unable to prevent.  We could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities.  If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability.  The theft, unauthorized use, or a cybersecurity attack that results in the publication of our trade secrets and other confidential business information as a result of such an incident could negatively affect our competitive position and the value of our investment in product or research and development, and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data and/or system reliability.  In any such event, our business could be subject to significant disruption, and we could suffer monetary and other losses, including reputational harm.

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

Index
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

In December 2010, the FCC adopted rules which, among other things, prohibit broadband service providers from preventing end-user customers from accessing lawful content or running applications of their choice over the Internet, and from connecting and using devices that do not harm the network; they also require facilities-based broadband service providers to treat lawful content, applications and services in a nondiscriminatory manner, and to make certain disclosures concerning their practices as they relate to the openness of their networks.  However, the FCC’s rules permit broadband service providers to employ reasonable techniques to manage traffic on their networks. In addition, the FCC’s rules exempt from these rules (1) certain services provided to national or homeland security authorities, and (2) certain managed or specialized services provided to enterprise customers.  Many of our services appear to fall within these categories of exempt services, and we do not believe that these rules have or will have a material impact on our operations.  However, the rules are the subject of legal challenges, and we are unable to predict the outcome of these lawsuits.  Moreover, if the FCC were to construe narrowly or eliminate existing exemptions, the impact of the rules on our operations could be different and, while the issue remains unresolved, broadband service providers may lessen their capital investments in their networks.  In such a circumstance, we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

Risks Related to Ownership of Our Common Stock

Our common stock price is likely to continue to be highly volatile.

The market price of our common stock has been and is likely to continue to be highly volatile. The market for small cap technology companies, including us, has been particularly volatile in recent years.   We cannot assure stockholders that our stock will trade at the same levels of other stocks in our industry or that, in general, stocks in our industry will sustain their current market prices.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  Additionally, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.  At June 30, 2013, there were 20,585,912 shares of our common stock outstanding and outstanding stock options to purchase 1.7 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard in January 2013.  At June 30, 2013, we had an authorized reserve of 831,818 shares of common stock, which we may grant as stock options, restricted stock or other equity awards pursuant to our existing equity incentive plan.

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

*Delaware law and our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in our management team that our stockholders may consider favorable or otherwise have the potential to impact our stockholders’ ability to control our Company.

Delaware law and our certificate of incorporation and bylaws contain provisions that may have the effect of preserving our current management or may impact our stockholders’ ability to control our Company, such as:

●	authorizing the issuance of “blank check” preferred stock with rights senior to those of our common stock, without any need for action by stockholders;

●	eliminating the ability of stockholders to call special meetings of stockholders;

●	restricting the ability of stockholders to take action by written consent, which requires stockholder action to be taken at an annual or special meeting of stockholders;

●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

●	prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Index
Item 4.	Mine Safety and Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1*	Certificate of Incorporation filed on June 13, 2013, filed as Exhibit 3.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Bylaws, effective June 13, 2013, filed as Exhibit 3.2 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
10.1*#	Procera Networks, Inc. 2007 Equity Incentive Plan, as amended, filed as Exhibit 10.1 to our current report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
10.2*#	Form of Indemnity Agreement, filed as Exhibit 10.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed.
# Indicates management contract or compensatory plan or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
August 8, 2013		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

3.1*	Certificate of Incorporation filed on June 13, 2013, filed as Exhibit 3.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Bylaws, effective June 13, 2013, filed as Exhibit 3.2 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
10.1*#	Procera Networks, Inc. 2007 Equity Incentive Plan, as amended, filed as Exhibit 10.1 to our current report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
10.2 *#	Form of Indemnity Agreement, filed as Exhibit 10.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed.
# Indicates management contract or compensatory plan or arrangement.