Form 10-Q
period 2013-09-30
PROCERA NETWORKS, INC.
filed 2013-11-06
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 4, 2013, the registrant had 20,626,006 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Index
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2013	2012
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$77,138	$30,933
Short-term investments	31,723	100,762
Accounts receivable, net	20,295	16,603
Inventories, net	17,048	11,240
Prepaid expenses and other	3,278	2,012
Total current assets	149,482	161,550

Property and equipment, net	6,197	4,474
Intangible assets, net	6,881	—
Goodwill	13,089	960
Deferred tax asset	891	—
Other non-current assets	95	54
Total assets	$176,635	$167,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,858	$5,453
Deferred revenue	10,358	6,953
Accrued liabilities	5,706	4,949
Total current liabilities	20,922	17,355

Non-current liabilities:
Deferred revenue	2,572	2,878
Deferred tax liability	1,771	—
Total liabilities	25,265	20,233

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 20,621 and 19,696 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	21	20
Additional paid-in capital	218,347	199,793
Accumulated other comprehensive loss	(1,084)	(76)
Accumulated deficit	(65,914)	(52,932)
Total stockholders’ equity	151,370	146,805
Total liabilities and stockholders’ equity	$176,635	$167,038

Note: Amounts have been derived from the December 31, 2012 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Sales:
Product sales	$16,301	$12,948	$40,328	$34,640
Support sales	5,032	3,113	13,015	8,418
Total net sales	21,333	16,061	53,343	43,058
Cost of sales:
Product cost of sales	10,080	4,053	22,451	12,671
Support cost of sales	896	487	2,442	956
Total cost of sales	10,976	4,540	24,893	13,627

Gross profit	10,357	11,521	28,450	29,431

Operating expenses:
Research and development	3,945	1,931	12,532	5,414
Sales and marketing	7,322	4,573	21,293	13,053
General and administrative	2,510	2,386	9,498	6,823
Total operating expenses	13,777	8,890	43,323	25,290

Income (loss) from operations	(3,420)	2,631	(14,873)	4,141
Interest and other income, net	232	161	203	108

Income (loss) before income taxes	(3,188)	2,792	(14,670)	4,249
Income tax provision (benefit)	(205)	29	(1,688)	141
Net income (loss)	$(2,983)	$2,763	$(12,982)	$4,108

Net income (loss) per share – basic	$(0.15)	$0.14	$(0.65)	$0.24
Net income (loss) per share – diluted	$(0.15)	$0.14	$(0.65)	$0.23

Shares used in computing net income (loss) per share:
Basic	20,031	19,305	20,007	17,304
Diluted	20,031	19,801	20,007	17,824

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(2,983)	$2,763	$(12,982)	$4,108

Unrealized gain (loss) on short-term investments	29	46	(21)	27
Foreign currency translation adjustments	566	265	(987)	190
Other comprehensive income (loss)	595	311	(1,008)	217

Comprehensive income (loss)	$(2,388)	$3,074	$(13,990)	$4,325

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(12,982)	$4,108
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,342	587
Amortization of intangible assets	1,179	—
Stock-based compensation expense:
Stock options	2,852	1,755
Restricted stock awards	962	438
Amortization of premium on investments	773	539
Amortization of deferred compensation	4,301	—
Provision for bad debts	49	6
Provision for excess and obsolete inventory	588	555
Changes in deferred taxes	(1,550)	—
Changes in assets and liabilities:
Accounts receivable	(3,171)	(4,865)
Inventories	(6,393)	(501)
Prepaid expenses and other current assets	2,205	(572)
Deferred compensation advanced to escrow	(2,701)	—
Accounts payable	(1,220)	1,640
Accrued liabilities	458	503
Deferred revenue	2,557	3,394
Net cash provided by (used in) operating activities	(10,751)	7,587

Cash flows from investing activities:
Purchase of Vineyard Networks, net of cash received	(8,962)	—
Purchase of property and equipment	(2,209)	(2,588)
Purchase of short-term investments	(36,019)	(92,189)
Sales of short-term investments	11,212	2,002
Maturities of short-term investments	93,120	12,330
Net cash provided by (used in) investing activities	57,142	(80,445)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	88,025
Proceeds from issuance of common stock – exercise of options	428	2,998
Proceeds from issuance of common stock – exercise of warrants	—	27
Payments on notes payable	(497)	—
Net cash provided by (used in) financing activities	(69)	91,050

Effect of exchange rates on cash and cash equivalents	(117)	55

Net increase in cash and cash equivalents	46,205	18,247

Cash and cash equivalents, beginning of period	30,933	23,900

Cash and cash equivalents, end of period	$77,138	$42,147

Non-cash investing and financing activities:
Issuance of common stock in connection with Vineyard acquisition	$11,140	$—

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

As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2013 reflect the following immaterial adjustments related to prior periods, which were recorded in the quarter ended March 31, 2013: the reversal of a revenue deal resulting in a reduction of $0.6 million of revenue and a reduction of $0.2 million of cost of sales; inventory charges resulting in an increase of $0.4 million in cost of sales, and additional general and administrative costs of $43,000.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to U.S. GAAP and to the practices within the telecommunications industry.  There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2013 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

Index
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-7, “Income Taxes (Topic 740): Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-7”).  ASU 2013-7 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists.  The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted.  The Company does not expect the adoption of these amendments to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively.  The adoption of this standard only impacted the presentation format of the Company’s condensed consolidated financial statements.

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$65,817	$—	$—	$65,817
Commercial paper	4,998	—	—	4,998
U.S. agency securities	8,439	1	—	8,440
Corporate bonds	18,287	1	(3)	18,285
Total investments	$97,541	$2	$(3)	$97,540

Reported as:
Cash equivalents	$65,817	$—	$—	$65,817
Short-term investments	31,724	2	(3)	31,723
Total investments	$97,541	$2	$(3)	$97,540

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$13,505	$-	$-	$13,505
Commercial paper	9,696	-	-	9,696
U.S. agency securities	51,276	18	-	51,294
Corporate bonds	34,751	5	(5)	34,751
U.S. Government bonds	5,019	2	-	5,021
Total investments	$114,247	$25	$(5)	$114,267

Reported as:
Cash equivalents	$13,505	$-	$-	$13,505
Short-term investments	100,742	25	(5)	100,762
Total	$114,247	$25	$(5)	$114,267

As of September 30, 2013, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss).  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments generally have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year.  As of September 30, 2013, the Company had certain investments with a maturity greater than one year. However, management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months.  Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

Index
The Company reviews its investments for impairment quarterly.  For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three and nine months ended September 30, 2013.

The Company did not incur any material realized gains or losses in the three and nine months ended September 30, 2013 and 2012.  The cost of securities sold was determined based on the specific identification method.

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

The following is a summary of cash equivalents and short-term investments by type of instrument as of September 30, 2013 and December 31, 2012, measured at fair value on a recurring basis (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$65,817	$—	$—	$65,817
Commercial paper	—	4,998	—	4,998
U.S. agency securities	—	8,440	—	8,440
Corporate bonds	—	18,285	—	18,285
Total assets measured at fair value	$65,817	$31,723	$—	$97,540

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$13,505	$—	$—	$13,505
Commercial paper	—	9,696	—	9,696
U.S. agency securities	—	51,294	—	51,294
Corporate bonds	—	34,751	—	34,751
U.S. Government bonds	—	5,021	—	5,021
Total assets measured at fair value	$13,505	$100,762	$—	$114,267

In general, and where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value.  This pricing methodology applies to Level 1 investments which are comprised of money market funds.  If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly.  These investments are included in Level 2 and consist of commercial paper, U.S. agency securities, and U.S. Government and corporate bonds. U.S. agency securities and U.S. Government and corporate bonds are valued at a consensus price, which is a weighted average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm. Commercial paper is valued using market prices where available, adjusting for accretion of the purchase price to face value at maturity.

Index
During the three and nine months ended September 30, 2013 and 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

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

For the three months ended September 30, 2013, Vineyard contributed approximately $0.8 million in revenue and $0.6 million in net loss. For the nine months ended September 30, 2013, Vineyard contributed approximately $1.7 million in revenue and $1.7 million in net loss.

The total purchase price was $20.9 million, consisting of $9.8 million cash consideration and $11.1 million in the Company’s common stock in exchange for 100% of the outstanding securities of Vineyard.  Of the consideration paid, $2.0 million and $1.9 million in cash and stock, respectively, will be held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition and will be released subject to resolution of certain contingencies.  In addition to the purchase consideration, the Company has recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in the Company’s common stock, related to retention agreements with Vineyard’s three founders, which will be disbursed from the escrow account after one year of continuous employment with the Company.  The Company recognized $1.5 million and $4.3 million in compensation costs related to these retention agreements for the three and nine months ended September 30, 2013, respectively.

The Company recognized acquisition-related costs for Vineyard of $1.0 million during the first quarter of 2013. These acquisition related charges were expensed in the period incurred and reported in the Company’s condensed consolidated statements of operations within general and administrative expenses.

The following table summarizes the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date (in thousands):

Assets acquired
Cash	$822
Accounts receivable, net	525
Other current assets	2,095
Identifiable intangible assets	8,460
Goodwill (1)	12,751
Other assets	303
Total assets acquired	24,956
Liabilities assumed
Accounts payable and other accrued liabilities	420
Deferred revenue	555
Notes payable	511
Deferred tax liability	2,546
Total liabilities assumed	4,032
Net assets acquired	$20,924

(1)	None of the goodwill recognized is expected to be deductible for income tax purposes.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired in connection with the acquisition of Vineyard, which was completed during the first quarter of 2013 (in thousands, except years):

Index
	Estimated Useful Life (in years)	Amount
Developed technology	5	$5,910
Customer relationships	5	2,550
Total		$8,460

Acquired technology consists of existing research and development projects at the time of the acquisition that have reached technological feasibility. No in-process research and development was included in acquired intangibles as of the acquisition date.

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of Vineyard occurred on January 1, 2012 and includes adjustments that were directly attributable to the foregoing transaction or were not expected to have a continuing impact on the Company. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transactions been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Pro forma revenues	$21,440	$16,695	$54,474	$44,232
Pro forma net income (loss)	(1,408)	277	(6,393)	(2,574)
Basic and diluted earnings (loss) per share	$(0.07)	$0.01	$(0.31)	$(0.14)

The pro forma financial information reflects acquisition-related expenses incurred, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, deferred compensation costs related to the retention of certain Vineyard employees, the change in stock compensation expense as a result of the exercise of stock options immediately prior to the closing of the Vineyard transaction, stock compensation related to the stock options granted to Vineyard employees, and the related tax expense. The pro forma net loss per share amounts also reflect the impact of the issuance of approximately 518,000 shares in connection with the acquisition as if they were issued in January 2012.

These adjustments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Acquisition-related expenses for Vineyard	$—	$—	$(1,026)	$—
Intangible amortization	—	417	36	1,242
Net change in stock compensation expense	—	267	(636)	1,461
Increase (decrease) in deferred compensation expense	(1,468)	1,468	(4,279)	4,405
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	302	518	309	518

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the nine months ended September 30, 2013 were as follows (in thousands):

Index
Nine Months Ended
September 30,
2013
Balance, December 31, 2012	$960
Additions from Vineyard acquisition	12,751
Translation adjustments	(622)
Balance, September 30, 2013	$13,089

Intangible assets other than goodwill are amortized on a straight-line basis over their estimated remaining useful lives.

The following table is a summary of acquired intangible assets with remaining net book values at September 30, 2013 (in thousands, except weighted average remaining life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,626	$(820)	$4,806	4.27
Customer relationships	2,428	(353)	2,075	4.27
Balance at September 30, 2013	$8,054	$(1,173)	$6,881

The Company had no acquired intangible assets with remaining book values at December 31, 2012.

For the three and nine months ended September 30, 2013, amortization expense of $0.3 million and $0.8 million, respectively, related to developed technology was recorded in product cost of sales.  For the three and nine months ended September 30, 2013, amortization expense of $0.2 million and $0.4 million, respectively, related to customer relationships was recorded in sales and marketing expense.

The changes in the carrying value of acquired intangible assets during the nine months ended September 30, 2013 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2012	$—	$—	$—
Additions	8,460	(1,173)	7,287
Translation adjustments	(406)	—	(406)
Balance at September 30, 2013	$8,054	$(1,173)	$6,881

The following table presents the estimated future amortization of intangible assets as of September 30, 2013 (in thousands):

Fiscal Year	Amortization
2013 (remaining three months)	$403
2014	1,611
2015	1,611
2016	1,611
2017	1,611
Thereafter	34
Total	$6,881

7.	CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

Index
	September 30, 2013	December 31, 2012
Accounts receivable	$20,473	$16,699
Less: allowance for doubtful accounts	(178)	(96)
Total	$20,295	$16,603

Inventories:

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$16,864	$10,886
Raw materials	184	354
Inventories, net	$17,048	$11,240

Accrued Liabilities:

Accrued liabilities at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Payroll and related	$2,630	$2,166
Sales commissions	1,300	1,112
Warranty	234	406
Audit and legal services	200	368
Other	1,342	897
Total accrued liabilities	$5,706	$4,949

Warranty Reserve

The Company warrants its products against material defects for a specific period of time, generally 12 months. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty.  The amount of accrued estimated warranty costs is primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the historical warranty cost trends.

The following table summarizes warranty reserve activity during the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Warranty accrual, beginning of period	$406	$565
Changes in liability for pre-existing warranties	(56)	40
Deductions for warranty claims processed during the period	(116)	(136)
Warranty accrual, end of period	$234	$469

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at September 30, 2013 and December 31, 2012, net of taxes, were as follows (in thousands):

Index
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(96)	$20	$(76)
Other comprehensive income (loss), net of tax	(987)	(21)	(1,008)
Accumulated other comprehensive income (loss) as of September 30, 2013	$(1,083)	$(1)	$(1,084)

The Company did not have any reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013.  The Company did not have any other-than-temporary loss on its available-for-sale securities for all periods presented.

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

Equity Incentive Plan and Stock Option Activity

The Company’s 2007 Equity Incentive Plan, as amended (the “Plan”), provides for the grant of stock options and restricted stock awards (“RSAs”) to eligible employees, consultants, and non-employee directors of the Company.  As of September 30, 2013, 860,651 shares of the Company’s common stock were available for future grant under the Plan.  On January 9, 2013, the Company granted to certain former Vineyard employees who became employees of the Company upon closing of the Vineyard acquisition options to purchase an aggregate of 412,000 shares of the Company’s common stock.  These options were granted outside of the Plan as inducements material to such employees joining the Company.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Nine Months Ended September 30,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,332	$14.65	1,198	$10.35
Granted	622	16.25	254	20.97
Exercised	(54)	7.78	(302)	9.92
Cancelled	(240)	18.67	(37)	11.84
Outstanding at the end of the period	1,660	$15.23	1,113	$12.86
Vested and expected to vest at the end of the period	1,555	$15.08	1,067	$12.71
Exercisable at the end of the period	609	$11.40	611	$11.44

As of September 30, 2013, the aggregate intrinsic value of options outstanding, options vested and expected to vest and options exercisable was $3.9 million, $3.9 million and $3.1 million, respectively.  As of September 30, 2013, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 8.28 years, 8.22 years and 6.80 years, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $0.2 million and $0.4 million, respectively.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $1.4 million and $3.1 million, respectively.

Index

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2013 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $ 5.70	201	6.19	$5.06	176	$5.04
6.00 – 9.72	133	5.16	7.42	125	7.30
9.93 – 14.49	358	9.75	13.35	163	13.89
14.50 – 33.50	968	8.69	19.11	145	19.84
$4.30 – $ 33.50	1,660	8.28	$15.23	609	$11.40

The following table summarizes the Company’s RSA activity for the nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Nine Months Ended September 30,
	2013		2012
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Unvested outstanding at the beginning of the period	253	$15.79	136	$9.24
Granted	40	14.45	17	20.86
Vested	(18)	19.05	(25)	8.75
Cancelled	(1)	20.25	—	—
Unvested outstanding at the end of the period	274	$15.36	128	$10.90

The weighted average remaining contractual term for the RSAs outstanding as of September 30, 2013 was 2.56 years. As of September 30, 2013, the aggregate pre-tax intrinsic value of the RSAs outstanding was $2.7 million.

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

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(2,983)	$2,763	$(12,982)	$4,108

Denominator:
Weighted average common shares - basic	20,031	19,305	20,007	17,304
Dilutive effect of employee equity incentive plans	—	496	—	506
Dilutive effect of warrants	—	—	—	14
Weighted average common shares - diluted	20,031	19,801	20,007	17,824

Net income (loss) per share:
Basic	$(0.15)	$0.14	$(0.65)	$0.24
Diluted	$(0.15)	$0.14	$(0.65)	$0.23

Antidilutive securities:
Options and restricted stock	1,192	285	1,185	262

Index
10.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of goods sold	$101	$34	$281	$98
Research and development	218	76	933	296
Sales and marketing	385	296	1,348	942
General and administrative	365	415	1,252	857
Total stock-based compensation expense	$1,069	$821	$3,814	$2,193

Stock-based compensation in the three and nine months ended September 30, 2013 includes a one-time $0.7 million charge associated with the acceleration of Vineyard option grants at the closing of the acquisition.

No income tax benefits were recognized in the three and nine months ended September 30, 2013 and 2012 due to current period operating losses and carry-forwards available to offset income in the prior year periods.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of September 30, 2013, total unrecognized compensation cost related to unvested stock options was $8.9 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 3.13 years, and total unrecognized compensation cost related to non-vested RSAs was $2.7 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.56 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  The fair value of each RSA is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (years)	4.77	4.04	4.84	4.10
Expected volatility	78.2%	79.3%	78.2%	75.5%
Risk-free interest rate	1.43%	0.58%	0.92%	0.67%
Expected dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2013 was $8.71 and $9.75, respectively.  The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2012 was $13.14 and $10.98, respectively.

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

During the three and nine months ended September 30, 2013, the Company recognized revenue of approximately $0.1 million on sales to GENBAND.  During the three and nine months ended September 30, 2012, the Company recognized revenue of approximately $0.1 million and $1.7 million, respectively, on sales to GENBAND.  At December 31, 2012, the Company had accounts receivable of approximately $38,000 from GENBAND.

Effective April 15, 2013, Procera and GENBAND terminated the OEM Agreement and the letter agreement, dated July 19, 2010 (the “Letter Agreement”), between the Company and GENBAND US LLC. The termination of the OEM Agreement and the Letter Agreement was effected pursuant to the execution of a transition agreement between Procera and GENBAND.  The transition agreement permits GENBAND to continue to perform its functions for existing customers, as provided under the OEM Agreement, for the remainder of the current service term, and further provides that Procera will continue to provide support or maintenance to GENBAND’s existing customers under or in connection with the OEM Agreement and for which GENBAND previously submitted a purchase order.

12.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2018 and provide for renewal options ranging from month-to-month to three year terms.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

As of September 30, 2013, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,	Amount
2013 (remaining)	$255
2014	873
2015	683
2016	561
2017	447
Thereafter	169
Total future minimum lease payments	$2,988

Index
The Company entered into a new lease arrangement for its corporate headquarters in Fremont, California effective November 2013, and the minimum lease payment amounts associated with this new lease are reflected in the table above.

Secured Line of Credit

On December 10, 2009, the Company entered into a two-year loan and security agreement for a secured line of credit facility (“Secured Credit Facility”) for short-term working capital purposes with Silicon Valley Bank.  On February 3, 2012, the Secured Credit Facility was amended and restated (the “Amended Secured Credit Facility”) to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  The Company will pay Silicon Valley Bank a $35,000 commitment fee in each of the two years under the Amended Secured Credit Facility. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets.  The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  The Amended Secured Credit Facility may be terminated at any time by the Company during the term of the agreement, to take effect three business days after the Company provides written notice to Silicon Valley Bank.  In connection with such termination, the Company would be obligated to pay Silicon Valley Bank a $50,000 termination fee.  The Company was in compliance with the financial covenants as of September 30, 2013.  At September 30, 2013 and December 31, 2012, the Company had no outstanding balance under the Amended Secured Credit Facility.

Concentrations

For the three months ended September 30, 2013, revenue from two customers represented 33% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2013, revenue from Shaw Communications, Inc. represented 13% of net revenue, and two other customers represented 13% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the three months ended September 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 16% and 24% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 17% and 10% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

At September 30, 2013, accounts receivable from three customers represented 37%, 15% and 11%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2012, accounts receivable from three customers represented 14%, 12% and 12%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

Indemnification

The Company generally agrees to indemnify customers against legal claims that the Company's products infringe certain third party property rights. As of September 30, 2013 and 2012, the Company has not been required to make any payments resulting from infringement claims asserted against customers and has not recorded any related reserves.

13.	INCOME TAXES

The Company’s effective tax rate was 12% for the nine months ended September 30, 2013 and 3% for the nine months ended September 30, 2012.  For the three and nine months ended September 30, 2013, the Company recorded an income tax benefit of $0.2 million and $1.7 million, respectively, on a loss before provision for income taxes of $3.2 million and $14.7 million, respectively.  For the three and nine months ended September 30, 2012, the Company recorded an income tax provision of $29,000 and $0.1 million, respectively, on an income before provision for income taxes of $2.8 million and $4.2 million, respectively. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory tax rate as a result of the income tax benefit related to the release of Vineyard’s pre-existing income tax valuation allowance, the amortization of the acquired intangibles, state taxes and earnings taxed in foreign jurisdictions.

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

Index
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in other foreign jurisdictions, including Australia and Sweden beginning in 2006 through the current period.

At September 30, 2013, the Company had $193,000 of unrecognized tax benefits, a total of $158,000 which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next 12 months.

14.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks.  Sales for geographic regions are based upon the customer’s location.  The location of long-lived assets is based on the physical location of the Company’s regional offices.

The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales:
United States	$4,572	$4,949	$13,916	$16,042
Canada and Latin America	1,708	2,633	8,401	7,487
Europe, Middle East and Africa	9,737	3,031	19,108	10,749
Asia Pacific	5,316	5,448	11,918	8,780

Total	$21,333	$16,061	$53,343	$43,058

The following are summaries of long-lived assets by geographical region (in thousands):

	September 30, 2013	December 31, 2012
Long-lived assets:
United States	$1,495	$1,750
Canada	293	—
Europe	4,406	2,719
Asia Pacific	3	5
Total	$6,197	$4,474

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

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

Overview

We are a leading provider of Internet Intelligence solutions designed for carriers, service providers and enterprises worldwide.  Procera’s PacketLogic solutions provide actionable intelligence and policy enforcement to ensure a high quality experience for any Internet connected devices.  Network operators deploy our technology to enable real-time visibility, superior performance and scalability, and deliver personalized services for millions of enterprises and consumers.  Enterprises utilize our embedded Network Application Visibility Library (“NAVL”) solutions to ensure that they can deliver “bring your own device” and Cloud services to their employees.  We believe that the intelligence our products provide about users and their usage enables our network operator customers to make informed business decisions.  Our network operator customers include mobile service providers, broadband service providers, cable multiple system operators (“MSOs”), Internet Service Providers (“ISPs”), educational institutions, enterprises and government agencies.  We sell our products directly to network operators; through partners, value added resellers and system integrators; and to other network solution suppliers for incorporation into their network solutions.

Index
Our Intellegent Policy Enforecement (“IPE”) products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products was $596 million in 2012 and is expected to grow to $1.9 billion in 2017, a 2012–2017 compounded annual growth rate of 26%.  Our bundled products deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core, including Policy Management and Charging functions, and are compliant with the widely adopted 3rd Generation Partnership Program (“3GPP”) standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

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

Our products are marketed under the PacketLogic and NAVL brand names.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

Index
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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Revenue

Revenue for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase

Net product revenue	$16,301	$12,948	26%	$40,328	$34,640	16%
Net support revenue	5,032	3,113	62%	13,015	8,418	55%
Total revenue	$21,333	$16,061	33%	$53,343	$43,058	24%

Our revenue is derived from two sources: 1) product revenue, which includes sales of our hardware appliances bundled with software licenses, separate software licenses and software upgrades; and 2) service revenue, which consists primarily of software maintenance and customer support revenue and secondarily of professional services.  Maintenance and customer support revenue is recognized over the support period, which is typically 12 months.

Total product revenue in the three and nine months ended September 30, 2013 was $16.3 million and $40.3 million, an increase of 26% and 16%, respectively, compared with $12.9 million and $34.6 million in the three and nine months ended September 30, 2012. The increase in product revenue in the three and nine months ended September 30, 2013 compared to the comparable prior year periods reflected the recognition of a significant orderfrom one of our Tier 1 service provider customers, in addition to follow-on orders from existing customers and continued sales to our network operator customers, including mobile service providers, fixed line service providers, and cable multiple system operators.  We also continued to add new enterprise and higher education customers.   The increase in revenue also reflected our continued expansion in international markets, including the Middle East, Japan and Latin America.  The increase in support revenue in the three and nine months ended September 30, 2013 compared to the comparable prior year periods reflected the continued expansion of the installed base of our product to which we have sold ongoing support services, as well as growth in professional services revenue. For the three and nine months ended September 30, 2013, Vineyard contributed $0.6 million and $1.0 million in product revenue, respectively, and $0.2 million and $0.7 million in support revenue, respectively.  There was no revenue in our results for Vineyard in 2012 as the acquisition was completed in early 2013.  For the three months ended September 30, 2013, revenue from two customers represented 33% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2013, revenue from Shaw Communications, Inc. represented 13% of net revenue, and two other customers represented 13% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the three months ended September 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 16% and 24% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 17% and 10% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

Index
Sales to customers located in the United States as a percentage of total revenue were 21% and 26% for the three and nine months ended September 30, 2013, respectively, compared to 31% and 37% for the three and nine months ended September 30, 2012, respectively.

We believe that our revenue will increase in the remaining quarter of the fiscal year ending December 31, 2013, both sequentially and as compared with the fourth quarter of the fiscal year ended December 31, 2012.

Cost of Sales

Cost of sales includes material costs and direct labor for products sold, amortization of acquired developed technology, costs expected to be incurred for warranty, adjustments to inventory values, including the write-down of slow moving or obsolete inventory, and costs for support and professional services personnel.

The following table presents the breakdown of cost of sales by category for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase
Product costs	$10,080	$4,053	149%	$22,451	$12,671	77%
Percent of net product revenue	62%	31%		56%	37%

Support costs	$896	$487	84%	$2,442	$956	155%
Percent of net support revenue	18%	16%		19%	11%

Total cost of sales	$10,976	$4,540	142%	$24,893	$13,627	83%
Percent of total net revenue	51%	28%		47%	32%

Total cost of sales in the three and nine months ended September 30, 2013 increased by $6.4 million and $11.3 million, respectively, compared to the three and nine months ended September 30, 2012.  Cost of sales as a percentage of revenue increased by 23 and 15 percentage points for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year.  The increase in cost of sales in 2013 primarily reflected higher material costs associated with increased product sales and higher support costs for increased customer support and professional services personnel. The increase also reflected amortization of developed technology intangible assets acquired as part of the Vineyard acquisition in January 2013 of $0.3 million and $0.8 million in the three and nine months ended September 30, 2013, respectively.  The increase in cost of sales as a percentage of revenue primarily reflected a higher proportion of hardware sales, including greater chasis-based hardware sales in the three and nine months ended September 30, 2013 as compared to the corresponding periods of 2012. Stock-based compensation recorded to cost of sales in the three and nine months ended September 30, 2013 was $0.1 million and $0.3 million, respectively, compared to $34,000 and $0.1 million, respectively, in the corresponding periods of 2012.

Gross Profit

Gross profit for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Decrease	2013	2012	Decrease

Gross profit	$10,357	$11,521	10	$28,450	$29,431	3
Percent of total net revenue	49%	72%		53%	68%

Index
Our total gross profit margin for the three and nine months ended September 30, 2013 decreased by 23 and 15 percentage points to 49% and 53%, respectively, compared to 72% and 68% for the three and nine months ended September 30, 2012, respectively.  The decrease resulted from a higher proportion of hardware sales, particularly chasis-based hardware sales in the three and nine months ended September 30, 2013, higher support and service costs and amortization of acquired intangible assets.  We expect our gross profit margin to increase in the remaining quarter of the fiscal year ending December 31, 2013, as compared with the third quarter of 2013.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase

Research and development	$3,945	$1,931	104%	$12,532	$5,414	131%
Sales and marketing	7,322	4,573	60%	21,293	13,053	63%
General and administrative	2,510	2,386	5%	9,498	6,823	39%
Total	$13,777	$8,890	55%	$43,323	$25,290	71%

In the three and nine months ended September 30, 2013, our total operating expenses increased to support the scale of our operations as we hired additional employees in each function of our Company, invested in testing equipment for the development of our products, invested in infrastructure, and increased the use of outside services, including legal, audit and accounting services. Additionally, our costs have increased due to the integration of Vineyard personnel and related operating costs.

We anticipate that our operating expenses will continue to increase in subsequent periods and that total operating expenses for the remaining quarter of the year ending December 31, 2013 will exceed those incurred during the third quarter of 2013.

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications, testing equipment and software costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.  Research and development expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase

Research and development	$3,945	$1,931	104%	$12,532	$5,414	131%
As a percentage of net revenue	18%	12%		23%	13%

Research and development expenses for the three and nine months ended September 30, 2013 increased by $2.0 million and $7.1 million, respectively, compared to the three and nine months ended September 30, 2012 as a result of increased research and development personnel and the corresponding additional employee compensation costs, including the addition of Vineyard personnel, and amortization of deferred compensation of $0.8 million and $2.2 million, respectively, in the three and nine months ended September 30, 2013 associated with the Vineyard acquisition, as well as an increase in testing equipment costs.  The additional personnel are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers.  Stock-based compensation recorded to research and development expenses in the three and nine months ended September 30, 2013 was $0.2 million and $0.9 million, respectively, compared with $0.1 million and $0.3 million, respectively, for the corresponding periods in 2012.  Research and development expenses as a percentage of revenue increased 6 and 10 percentage points for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012 primarily due to the addition of Vineyard employees.

Index
Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature. Sales and marketing expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase

Sales and marketing	$7,322	$4,573	60%	$21,293	$13,053	63%
As a percentage of net revenue	34%	28%		40%	30%

Sales and marketing expenses for the three and nine months ended September 30, 2013 increased by $2.7 million and $8.2 million, respectively, compared to the three and nine months ended September 30, 2012.  The increase reflected the addition of sales and marketing personnel as a result of the Vineyard acquisition, hiring of additional sales and marketing employees, and the corresponding higher compensation costs and higher commission costs as a result of the increase in revenue.  The increase also reflected the amortization of deferred compensation of $0.7 million and $2.1 million, respectively, and the amortization of acquired intangible assets of $0.2 million and $0.4 million, respectively, in the three and nine months ended September 30, 2013 associated with the Vineyard acquisition.  Stock-based compensation recorded to sales and marketing expenses in the three and nine months ended September 30, 2013 was $0.4 million and $1.3 million, respectively, compared with $0.3 million and $0.9 million, respectively, in the corresponding periods of 2012.  Sales and marketing expenses as a percentage of revenue increased 6 and 10 percentage points for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012 primarily due to the addition of Vineyard related costs.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive, finance functions and fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations. General and administrative expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase

General and administrative	$2,510	$2,386	5%	$9,498	$6,823	39%
As a percentage of net revenue	12%	15%		18%	16%

General and administrative expenses for the three and nine months ended September 30, 2013 increased by $0.1 million and $2.7 million, respectively, compared to the three and nine months ended September 30, 2012, reflecting increased accounting and human resource personnel related costs, legal and audit fees and increased use of contractors and outside services. The increase also reflects $1.6 million in business development costs for legal, accounting and investment banking fees in the nine months ended September 30, 2013 compared to $0.6 million in business development costs in the nine months ended September 30, 2012 associated with completed and potential mergers, acquisitions and partnership agreements. Stock-based compensation recorded to general and administrative expense in the three and nine months ended September 30, 2013 was $0.4 million and $1.3 million, respectively, compared to $0.4 million and $0.9 million, respectively, in the corresponding periods in 2012.  General and administrative expenses as a percentage of revenue decreased 3 percentage points and increased 2 percentage points for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012.  The decrease as a percentage of revenue in the three months ended September 30, 2013 resulted from a smaller 5% increase in general and administrative expenses, as compared with a 33% increase in revenue.  The increase as a percentage of revenue for the nine months ended September 30, 2013 reflected additional personnel, professional services and business development costs, which resulted in general and administrative expenses increasing at a faster rate than revenue in the nine month period.

Index
Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$232	$161	44%	$203	$108	88%

Interest and other income (expense), net increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.  The increase in the three months ended September 30, 2013 reflected higher foreign currency gains partially offset by lower interest income.  The increase in the nine months ended September 30, 2013 reflected relatively flat interest income offset by lower forign currency losses.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)			($ in thousands)

Provision for income taxes	$(205)	$29	(807)%	$(1,688)	$141	(1297)%

We are subject to taxation primarily in the U.S., Australia, Canada, Japan, Singapore and Sweden as well as in a number of U.S. states, including California.  The tax benefit for the three and nine months ended September 30, 2013 primarily reflects the following Vineyard acquisition related items: amortization of intangible assets acquired and the tax impact of book/tax differences on deferred revenue.  The tax benefit for the nine months ended September 30, 2013 also included the reversal of Vineyard’s pre-existing income tax valuation allowance upon acquisition.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012
	($ in thousands)
Net cash provided by (used in) operating activities	$(10,751)	$7,587
Net cash provided by (used in) investing activities	57,142	(80,445)
Net cash provided by (used in) financing activities	(69)	91,050
Effect of exchange rate changes on cash and cash equivalents	(117)	55
Net increase in cash and cash equivalents	$46,205	$18,247

During the nine months ended September 30, 2013, we used $10.8 million in cash from operating activities as compared to $7.6 million generated from operating activities for the nine months ended September 30, 2012.  Cash used by operating activities during the nine months ended September 30, 2013 primarily consisted of our net loss of $13.0 million and net working capital uses of cash of $8.3 million, offset by non-cash charges of $10.5 million. Non-cash charges consisted primarily of stock-based compensation of $3.8 million, amortization of intangible assets of $1.2 million, amortization of premium on investments of $0.8 million, depreciation expense of $1.3 million and amortization of deferred compensation of $4.3 million, partially offset by changes in deferred taxes of $1.6 million. Working capital uses of cash consisted primarily of an increase in inventory of $6.4 million resulting from material purchases in anticipation of future sales, an increase in accounts receivable of $3.2 million resulting from higher sales, an advance payment to escrow of $2.7 million recorded as deferred compensation related to retention agreements with Vineyard’s three founders which are payable after one year of continuous employment with the Company and a decrease in accounts payable of $1.2 million associated with payments on inventory purchases.  Working capital sources of cash included a decrease in prepaid expenses and other current assets of $2.2 million primarily resulting from the receipt of a tax credit, an increase in accrued liabilities of $0.5 million as a result of higher accrued commissions and bonuses on the higher level of sales, and a $2.6 million increase in deferred revenues as a result of our expanding customer base.

Index
Net cash provided by investing activities of $57.2 million during the nine months ended September 30, 2013 consisted of proceeds from net purchases, sales and maturities of short-term investments of $68.3 million, partially offset by net cash consideration associated with the acquisition of Vineyard of $9.0 million, and purchases of lab and testing equipment for use in research and development of $2.2 million.

Net cash used in financing activities of $0.1 million during the nine months ended September 30, 2013 consisted of the repayment of debt acquired from Vineyard of $0.5 million, offset by proceeds from the exercise of stock options of $0.4 million.

Our cash, cash equivalents and short-term investments at September 30, 2013 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments generally have a remaining maturity of greater than three months at the date of purchase and the portfolio of short-term investments have a weighted-average maturity of less than one year.  All investments are classified as available for sale.

In January 2013, we acquired Vineyard in Kelowna, Canada.  The aggregate total consideration of approximately $20.9 million consisted of $9.8 million in cash and 825,060 shares of our common stock.  In addition to the purchase consideration, we have recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in our common stock, related to retention agreements with Vineyard’s three founders, which will be disbursed from the escrow account after one year of continuous employment with the Company.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank.  Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum.  On February 3, 2012, the agreement was amended and restated to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date.  Borrowings under the amended and restated credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  At September 30, 2013, we had no borrowings outstanding under this credit facility.

Based on our current cash, cash equivalents and short-term investment balances, and anticipated cash flow from operations, we believe that our working capital will be sufficient to meet the cash needs of our business for at least the next 12 months.  Our future capital requirements will depend on many factors, including our rate of growth, the expansion of our sales and marketing activities, development of additional channel partners and sales territories, the infrastructure costs associated with supporting a growing business and greater installed base of customers, introduction of new products, enhancement of existing products and the continued acceptance of our products.  We may also enter into arrangements that require investment such as entering into complementary businesses, service expansion, technology partnerships or acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California and Sweden that extend through 2018. The details of these contractual obligations are further explained in Note 12 of the Notes to Condensed Consolidated Financial Statements.

We use third-party contract manufacturers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these manufacturers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts.  In addition, we issue purchase orders to our third-party manufacturers that may not be cancelable at any time.  As of September 30, 2013, we had open non-cancelable purchase orders amounting to approximately $10.3 million, primarily with our third-party contract manufacturers.

Index
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

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $108.9 million at September 30, 2013.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  Short-term investments generally have an effective maturity of less than one year and are classified as available-for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).  Because of the short weighted-average maturity of our investment portfolio at September 30, 2013, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial majority of our current revenues and much of our anticipated future growth depend on the development, introduction and market acceptance of new and enhanced products in our PacketLogic product line that address additional market requirements in a timely and cost-effective manner.  In the past, we have experienced delays in product development and such delays may occur in the future.  We do not currently have plans or resources to develop additional product lines and, as a result, our future growth will largely be determined by market acceptance and continued development of our PacketLogic product line.

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

*A failure to manage inventories thus incurring excess inventory or shortages could result in decreased revenue and gross margins and harm our business.

In determining the required quantities of our products to produce, we must make significant judgments and estimates based on inventory levels, market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of inventory we require. This can result in shortages if we fail to anticipate demand, or excess inventory and write-offs if we order more than we need or if anticipated sales do not occur.

In addition, at any time, a significant amount of our inventory may be located off-site at customer locations while our customers evaluate and conduct trials of our products. If these trials do not result in sales of our products, we may need to take inventory charges or fully write-off such inventory. Additionally, inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand recognition and have an adverse effect on our business, results of operations or financial condition.

*A substantial portion of our revenues may be dependent on a small number of Tier 1 service providers that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers, our revenues may fluctuate and our growth may be limited.

Since 2008, when we first sold our products to Tier 1 service providers, a significant portion of our revenue has come from a limited number of customers.  There can be no guarantee that we will be able to continue to achieve revenue growth from these customers because their capacity requirements have become or will become fulfilled.  Additionally, we cannot guarantee that any customer will place follow-on orders after fulfillment of current orders.  For this reason, we do not expect that any single customer will remain a significant customer from year to year, and we will need to attract new customers in order to sustain our revenues.  Moreover, our current customers may cancel orders or their agreements with us. Order cancellations could adversely affect our product sales and revenues and, therefore, harm our business and results of operations.

For the three months ended September 30, 2013, revenue from two customers represented 33% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2013, revenue from Shaw Communications, Inc. represented 13% of net revenue, and two other customers represented 13% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the three months ended September 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 16% and 24% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2012, revenue from Shaw Communications, Inc. and a second customer represented 17% and 10% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  The proportion of our revenue derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, if our customers do not place follow-on orders, or if they do not purchase products at the levels or at the times that we anticipate, or successfully negotiate higher discounts, our ability to maintain or grow our revenue will be adversely affected.

Index
*Changes in customer or product mix, downward pressure on sales prices, changes in volume of orders and other factors could cause our gross margin percentage to fluctuate or decline in the future.

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 49% in the quarter ended September 30, 2013 to 72% in the quarter ended September 30, 2012. Factors that may cause our gross margins to fluctuate include customer and product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, decreases in average selling prices of our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials cost. A higher proportion of hardware sales versus software and service revenue in any period generally results in a lower gross profit margin for that period. In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share. Forecasting our gross margins is difficult due to our lengthy sales cycle, particularly to larger customers, and our revenue recognition practices. Because our gross profit margins may fluctuate materially from period to period, or decline over time, the price of our common stock may decline.

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

Index
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

We had an accumulated deficit of $65.9 million as of September 30, 2013. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of sustained profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

Index
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

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Haväng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is based in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.   In January 2013, we acquired Vineyard and we now employ many former Vineyard engineers and product developers at its location in Kelowna, Canada.  We are continuing to develop plans to integrate the Canadian and Swedish engineering teams, and this integration effort may result in changes to current job responsibilities.  If some or all of our Sweden-based engineers or Canada-based engineers or product developers were no longer employed by us, our ability to develop new products and serve existing customers could be materially and adversely impacted, and our results of operations and financial condition could be negatively affected.

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

Index
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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Europe and Asia.  Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	trade and foreign exchange restrictions;
•	foreign currency exchange fluctuations;
•	economic or political instability in foreign markets;
•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•	changes in regulatory requirements;
•	difficulties and costs of staffing and managing foreign operations;
•	the uncertainty and limitation of protection for intellectual property rights in some countries;
•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	costs of complying with U.S. laws and regulations for foreign operations, including import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;
•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements;
•	the potential for political unrest, acts of terrorism, hostilities or war;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	management communication and integration problems resulting from cultural differences and geographic dispersion; and
•	multiple and possibly overlapping tax structures.

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

Index
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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.  From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside independent registered public accounting firm) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In addition, in May 2012 we dismissed PMB Helin Donovan, LLP as our independent registered public accounting firm and retained Ernst & Young LLP as our independent registered public accounting firm. At the time of our dismissal of PMB Helin Donovan, LLP, we did not have any disagreement with PMB Helin Donovan, LLP regarding our accounting policies and practices.  Our new independent registered public accounting firm may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  Additionally, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.  At September 30, 2013, there were 20,620,756 shares of our common stock outstanding and outstanding stock options to purchase 1.7 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard in January 2013.  At September 30, 2013, we had an authorized reserve of 860,651 shares of common stock, which we may grant as stock options, restricted stock, restricted stock units or other equity awards pursuant to our existing equity incentive plan.

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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
November 6, 2013		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

3.1*	Certificate of Incorporation filed on June 13, 2013, filed as Exhibit 3.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Bylaws, effective June 13, 2013, filed as Exhibit 3.2 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed.