Form 10-K
period 2013-12-31
PROCERA NETWORKS, INC.
filed 2014-03-11
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to.

Commission file number 001-33691

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47448 Fremont Boulevard	94538
Fremont, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 230-2777

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.001 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐ No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013, based upon the closing price of common stock on such date as reported on the NASDAQ Global Market, was approximately $228,745,795. Shares of voting stock held by directors, officers and stockholders or stockholder groups whose beneficial ownership exceeds 5% of the registrant’s common stock outstanding have been excluded in that such persons may be deemed to be affiliates. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 7, 2014 was 20,653,949.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2013.

PROCERA NETWORKS, INC.

FISCAL YEAR 2013
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

While these forward-looking statements represent our current judgment on the future direction of our business, such statements are subject to many risks and uncertainties which could cause actual results to differ materially from any future performance suggested in this Annual Report on Form 10-K due to a number of factors, including, without limitation, our ability to produce and commercialize new product introductions, particularly our acceleration-related technologies; our ability to successfully compete in an increasingly competitive market; the perceived need for our products; our ability to convince potential customers of the value of our products; the costs of competitive solutions; our reliance on third party suppliers; continued capital spending by prospective customers and macro-economic conditions.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to publicly release any revisions or updates to forward-looking statements to reflect events, information or circumstances arising after the date of this document, except as required by federal securities laws.  Therefore, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.  See “RISK FACTORS” appearing in Item 1A.

Throughout this Annual Report on Form 10-K, we refer to Procera Networks, Inc., a Delaware corporation, as “Procera” or the “Company” and, together with its consolidated subsidiaries, as “we,” “our” and “us,” unless otherwise indicated.  Any reference to “Netintact” refers collectively to our wholly owned subsidiaries, Procera Networks AB (formerly Netintact AB), a Swedish corporation, and Netintact, PTY, an Australian corporation.

PART I

Item 1.	Business

We are a leading provider of Internet Intelligence solutions designed for network operators worldwide.  Procera’s PacketLogic solutions provide actionable intelligence and policy enforcement to ensure a high quality experience for Internet connected devices.  Network operators deploy our technology to enable real-time visibility, superior performance and scalability, and deliver personalized services for millions of enterprises and consumers.  Enterprises utilize our embedded Network Application Visibility Library, or NAVL, solutions to ensure that they can deliver “bring your own device” and cloud services to their employees.  We believe that the intelligence our products provide about users and their usage enables our network operator customers to make informed business decisions.  Our network operator customers include service provider customers and enterprises.  Our service provider customers include mobile service providers and broadband service providers, which include cable multiple system operators, or MSOs, telecommunications companies and Internet Service Providers, or ISPs.  Our enterprise customers include educational institutions, commercial enterprises, government and municipal agencies.  We sell our products directly to network operators; through partners, value added resellers and system integrators; and to other network solution suppliers for incorporation into their network solutions.

Our Intelligent Policy Enforcement, or IPE, products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products was $596.0 million in 2012 and is expected to grow to $1.9 billion in 2017, a 2012–2017 compounded annual growth rate of 26%.  Our bundled products containing hardware and software elements deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core, including Policy Management and Charging functions, and are compliant with the widely adopted 3rd Generation Partnership Program, or 3GPP, standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, service providers are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

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

On January 9, 2013, we completed our acquisition of Vineyard Networks Inc., or Vineyard, a privately held developer of Layer 7 Deep Packet Inspection, or DPI, and application classification technology located in Kelowna, Canada. Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription-based original equipment manufacturer and partner agreements.  This acquisition complements our hardware and application software-based IPE and DPI solutions, expands the way we sell solutions to customers, and increases our customer base, previously comprised primarily of network operators, thereby allowing us to provide complementary technology and solutions to a greater number of customers.

We were incorporated in the State of Nevada in 2002 and, in June 2013, we reincorporated from the State of Nevada to the State of Delaware.  Our Company is headquartered in Fremont, California and we have key operating entities in Kelowna, Canada and Varberg, Sweden, as well as a geographically dispersed sales force.  We sell our products through our direct sales force, resellers, distributors, system integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.  Our corporate website address is www.proceranetworks.com.  Investors may access our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports on our website, free of charge, at www.proceranetworks.com, but the information on our website does not constitute part of this Annual Report on Form 10-K and is not incorporated by reference.

Industry Background

Network traffic has risen sharply in recent years as a result of the advent of ubiquitous broadband Internet Protocol, or IP, and mobile networks covering an increasing portion of the world’s population, the proliferation of sophisticated edge devices, including smartphones, tablets and laptops and the rise in connections, communications, social networking and data-intensive applications.  We refer to this new era of hyper-connectivity as the New Digital Lifestyle.  According to the Cisco Visual Networking Index, globally, mobile data traffic may reach 11,155,531 Terabytes (11.16 Exabytes) per month in 2017, the equivalent of 2,789 million DVDs each month or 30,742 million text messages each second.

Mobile data networks are an essential tool in the New Digital Lifestyle for streaming video, social networking and collaboration.  Consumers are accessing content from multiple mobile broadband connections and have high expectations on this information being available in real-time.  Social networking, applications and entertainment content resides in the cloud in real-time and without quality access to the Internet, the New Digital Lifestyle can be disrupted.  As networks advance in capabilities in both speed and capacity, new advanced devices and applications will spur more competition for scarce bandwidth.  This results in greater network congestion, causing network operators to balance subscriber demand for network bandwidth with the cost of building additional capacity.  In addition, network providers must be able to adapt to evolving user behavior by rapidly introducing new services and business models to keep pace with demand, which we call service personalization.  IPE enables mobile and broadband network operators to provide unprecedented levels of personalization, service optimization, network assurance and rapid service creation to monetize network investments.  Personalization is tailoring service plans to the needs of the consumer. For example, social networking users may judge Quality of Experience, or QoE, through their Facebook experience and Video Streamers may judge QoE by the speed and quality of Netflix or YouTube video downloads. A critical element for network operators to keep pace with demand and cope with evolving user behavior is to gain as much insight as possible into network activity at levels of detail that are not possible with existing routers, switches and broadband termination devices.

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

The policy enforcement layer on the network is designed to enforce policies as instructed by the policy management layer.  However, different devices on the network have different levels of visibility and intelligence, translating to different capabilities for enforcing policies.  More intelligent network elements can implement more sophisticated policies.  Sophisticated policies go far beyond simple byte counters or session timers and can include subscriber, location, device and application awareness.  Awareness gives a powerful advantage in the policy enforcement and billing ecosystem in that policy enforcement “instructions” for highly aware network elements can be much simpler than for “unaware” enforcement points.  A contrasting example of this scenario would be if a PCRF is informed of congestion on a specific location, an intelligent policy enforcement point could be passed an instruction to “prioritize real-time applications at Site A”, where an unaware enforcement point would need to pass a number of new rules that might match specific devices and flows using access control lists, or a much less sophisticated congestion management policy that might make all users equally unsatisfied.  The signaling load on the network normally will be considerably lower on an intelligent network than on an unaware network, as intelligent systems have a greater awareness of location, devices and applications for each active subscriber on the network.

IPE enables mobile and broadband network operators to provide exceptional levels of personalization, service optimization, network assurance and rapid creation of business models to monetize network investments.  IPE uses DPI technology as the core technology to gain awareness of subscribers, location, devices and applications.  This awareness can then be used with the 3GPP policy ecosystem to deliver superior collection of services and applications to mobile and broadband networks.  Features of IPE include:

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

Industry Growth Catalysts

According to Infonetics Research, the market for IPE products was $596.0 million in 2012 and is expected to grow to $1.9 billion in 2017, a 2012–2017 compounded annual growth rate of 26%.  The increasing necessity for Policy Management and IPE will be spurred by growing subscriber demand for mobile content and applications, coupled with the network operators’ need to control usage, cost and create new personalized services.  Growth will be aided in part by:

Increase in global broadband users – Broadband connectivity has become globally ubiquitous, particularly as underdeveloped and developing markets continue to gain increased broadband access.  Ericsson, in the third quarter of 2013 noted total mobile subscriptions were approximately 6.6 billion.  By the end of 2019, they are expected to reach around 9.3 billion.  Global mobile broadband subscriptions passed 2 billion in 2013, and are predicted to grow 4 times by 2019, reaching 8 billion. We believe that the mobile phone will continue to be the dominant mobile broadband access device.  This increase in the number of broadband users is placing significant stress on bandwidth capacity.  Network operators need to implement new tiered service plans and business models that utilize Policy Management and IPE solutions in order to effectively manage their user growth and sustain a high level of Quality of Service, or QoS.

Device penetration – Mobile network operators have made significant investments in new technology to increase network performance and alleviate bandwidth congestion.  At the same time, new mobile devices, including smartphones and tablets, are being introduced to take advantage of higher capacity 3G and LTE networks.  Gartner forecasted that mobile phones are expected to dominate overall device shipments, with 1.9 billion mobile phones shipped in 2014, a five percent increase from 2013.  It also forecasted the worldwide tablet market is forecast to grow 47 percent with lower average selling prices attracting new users.  Unlike legacy devices, new smartphones and tablets are designed to take advantage of data-intensive services, like video and gaming, which will deplete available capacity.  Mobile network operators will need to continue to adopt Policy Management and IPE solutions that provide more sophisticated network control and include subscriber, location, device, and application awareness.

Competitive pressure across network operators – The competition among network operators continues to increase as they battle for the latest generation of broadband users and seek to capture new revenue opportunities.  It is incumbent upon network operators to upgrade their networks while they simultaneously improve user QoS and QoE to grow their subscriber bases.  Network operators who adapt best to the evolving requirements of their users with more flexible business models and service plans should be well positioned to attract and retain subscribers.  In order to do so, we believe that operators will need to integrate Policy Management and IPE solutions into their existing network infrastructure.

Industry Challenges

The industry also faces a number of challenges as an increasing amount of bandwidth is necessary to run increasingly sophisticated and data-intense applications.  These network operator challenges include:

De-coupling of usage and revenue – In recent years, network capacity and service speeds have increased along with progressively sophisticated edge devices connected to the network such as smartphones, tablets and laptops, resulting in a tremendous surge of network traffic.  A large catalyst of this surge is the ease of capture, ingestion and delivery of video, coupled with emerging business models for video publishing.  In addition, new business models and the increasing popularity of applications have turned mobile handsets into mobile entertainment devices.  However, this surge in traffic has not been accompanied by a similar rise in revenue in large part due to unlimited usage subscriptions and application models that have circumvented the service provider billing systems, excluding the service providers’ revenue participation.

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

Our Technology

The foundational element of our IPE solutions is our Datastream Recognition Definition Language, or DRDL, DPI technology.  DRDL facilitates a broad range of criteria to properly identify the application of each individual datastream.  The identification relies on bidirectional information, including header information, protocol, actual payload and other distinguishing characteristics of an application.  This allows DRDL to properly identify even encrypted applications.

The standard-syntax language of DRDL enables rapid development of new signatures.  The DRDL database currently consists of over 2,000 signatures.  DRDL interconnects control and data sessions of protocols like File Transfer Protocol, or FTP.  During the identification process, DRDL aggregates detailed traffic properties like Multipurpose Internet Mail Extensions, or MIME, type, filename, chat channel and Session Initiation Protocol, or SIP, caller ID.  A unique and integral feature of DRDL is the classification function.  Connection flags classify the traffic based on its behavior.  Typical classifications are “interactive”, “streaming”, “random-looking” and “bulky”.  This classification system enables network operators to set preferences on unidentifiable traffic or when they need to be application agnostic.

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

Our Products & Solutions

We deliver IPE solutions for network operators, leveraging our industry-leading DRDL DPI technology.  We believe our family of PacketLogic solutions is one of the engines that can drive the New Digital Lifestyle.  Our solutions empower network operators with the ability to support more subscribers and services on their network with high performing and highly-scalable IPE systems.  Our IPE solutions support deep levels of awareness and a broad universe of applications, enabling richer services to be offered to consumers.  Our analytics provide highly relevant business intelligence reports that enable service providers to better understand consumer trends and rapidly respond to the dynamic application landscape.

Product Lines

Our IPE solutions are powered by our four main product lines:

PacketLogic Subscriber Manager (PSM) – The PacketLogic Subscriber Manager, or PSM, integrates PacketLogic with network management and operation systems, including AAA, OSS, BSS, provisioning and policy managers.  This integration enables policy enforcement and per-user tracking, also known as user awareness, as well as knowledge of where in the network the user connects (location awareness).  User awareness can be leveraged to create personalized offerings that attract new customers, minimize churn and increase average revenue per user, or ARPU, through value-add services. Location awareness makes it possible to resolve, or even avoid, congestion, enhancing the user-experience. It can also control roaming costs through automatic policy enforcement.

PacketLogic Intelligence Center (PIC) The PacketLogic Intelligence Center, or PIC, with PacketLogic Report Studio provides the visualization of the application and subscriber intelligence gathered by deployed PacketLogic systems. Leveraging the subscriber and location awareness provided by the PSM and the application intelligence provided by the PacketLogic Real-Time Enforcement platforms, or PRE (as discussed below), the PIC is able to present a wealth of information to the network operator based on the behavior of their network.  The intelligence can be presented in a multi-dimensional format, with per user, application, location and device views available for business intelligence and planning.  The PIC gives network managers access to relevant network traffic intelligence that enables network optimization, creation of appealing services and protection against malicious behavior.

PacketLogic Real-Time Enforcement Platform (PRE) – The PRE utilizes multiple platforms, both hardware and virtual, that run the same operating software offering very high performance and capacity.  Our solutions range from 100Mbps in our PL7000 series, up to 70Gbps in our PL8000 series, and up to 320Gbps in the PL20000 series.  Each of the platforms offers consistent, rich features enabled through the different PacketLogic software modules: LiveView, Filtering, Traffic Shaping and Statistics. The PacketLogic hardware platforms offer a range of configurations beginning with the entry-level PL7810, a 1RU unit with up to 5Gbps throughput.  The mid-range PL8720 is a 2RU unit with up to 10Gbps throughput. At the top of the line is the PL8960 with 70 Gbps throughput, an appliance in a compact 2RU form factor and the PL20000, the industry’s first 100GE capable IPE platform, with support for up 320 Gbps of throughput and 10 million subscribers in a single system and multi-system performance scaling up to 5 Tbps.

Network Application Visibility Library (NAVL) – NAVL is a next-generation DPI software engine that provides real-time, Layer-7 classification of network traffic. Running on all popular processors and operating systems, NAVL allows integrators to remain focused on core competencies while implementing industry-leading DPI functionality from Procera in their products.  The resultant savings in time-to-market and variable labor costs can be significant. NAVL provides high-performance in application identification and metadata extraction enabling throughput levels of up to 4-8Gbps per core or processor, depending on configuration. Using a wide variety of inspection techniques including: surgical pattern matching, conversation semantics, protocol dissection, behavioral and statistical analysis, as well as future flow awareness and association, NAVL is an advanced technology for core DPI applications.

Product Features

Our IPE and DPI solutions provide a deep visualization of network traffic and subscriber behavior that enables our customers to provide high QoS to their subscribers, both by maintaining network integrity and performance, as well as deploying new services demanded by their subscribers and creating additional revenue opportunities.  Our product features include the following:

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

Control – Through our IPE solution, we provide alternative service creation and congestion management for mobile and broadband network operators.  Our solutions are designed for maximum implementation flexibility, and can be customized for each deployment to fit the business, financial and regulatory needs of each network operator.

Product Benefits

Our solutions provide many benefits to our customers, including the following:

Superior Accuracy – Our proprietary DRDL and NAVL software solution allows us to provide our customers with a high degree of application identification accuracy and the flexibility to regularly update our software to keep up with the rapid introduction of new applications.

Higher Scalability – Our family of products is scalable from a few hundred megabits to 320 gigabits of traffic per second, up to 10 million subscribers and up to 120 million simultaneous data flows, which is critical to service providers as they upgrade to LTE (enabling higher bandwidth mobile phone networks), FTTX (high bandwidth fiber to the home or neighborhood used by telecom broadband network providers) and DOCSIS 3.0 (a high bandwidth broadband cable standard) technologies in the access network.  NAVL, our embedded DPI engine, scales linearly with the number of processors and cores through a zero-copy, no-lock approach to data acquisition and inspection.

Platform Flexibility – Our PacketLogic products are deployable in many locations in the network and leverage off-the-shelf hardware. Our products can rapidly leverage advances in computing technology which we believe to be a better solution than those that are dependent upon specific network silicon processors or hardware platforms. NAVL, our embedded DPI engine, is deployed on industry standard platforms and operating systems.

Drop-in Simplicity – Our NAVL products provide embedded DPI solutions that can be implemented simply on a broad array of processors and operating systems with minimal or no customization. The easy-to-use API enables integration to be completed quickly, in a matter of days, compared to competitive offerings that can require weeks of integration planning and project management.

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

Growth Strategy

Our goal is to become the leading provider of IPE solutions to mobile and broadband network operators on a global scale.  We believe our PacketLogic and NAVL solutions position us to  effectively compete for a larger share of the growing IPE market.  Additionally, our embedded NAVL products provide an additional approach to the market for DPI technology through OEM sales to integration partners and customers.  We plan to achieve our strategic growth objectives through the following efforts:

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

Expand our customer footprint with leading mobile and broadband network operators – Our PacketLogic and NAVL product line provides us with a solution that can address the network needs of leading mobile and broadband network operators.  We built a team with deep network operator experience, both from a technology perspective and from selling to network operators.  We have experienced significant traction in the network operator space, and these achievements have provided us with improved access to potential customers and valuable references, which we believe will continue to enhance our sales growth effort.  In addition, we intend to increase our indirect distribution channel.  We currently intend to utilize existing value added reseller partners and to add new partners to increase our ability to address geographic regions and a greater quantity of customers.  Our NAVL product has been implemented in a number of OEM products that serve the mobile and broadband market, thereby enabling further adoption of our technologies.

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

Customers

We sell our products and solutions both directly and indirectly to our end-customers.  As of December 31, 2013, we had approximately 650 customers throughout North America, Europe and Asia.  Our customers are mobile and broadband network operators, which include cable MSOs, telecommunications companies, and ISPs.  Our enterprise customers include educational institutions, commercial enterprises, and government and municipal agencies.  Our service provider customers serve subscriber customers and enterprise customers operate private networks to optimize their internal networks.

Our current customers and anticipated future customers include the following:

Mobile Network Operators – Mobile network operators are constrained by the bandwidth of their wireless signals and infrastructure.  Additional upgrades in bandwidth and network infrastructure are immediately consumed by new applications and devices that place greater stress on the network.  Managing network traffic and broadband usage more intelligently can greatly improve QoS and QoE for subscribers and save significant resources for network operators.

MSOs – MSOs are constrained by the bandwidth of their network and the varying number of users connecting to any given loop in the network.  Controlling network traffic by application type can greatly improve the quality of the experience of the average subscriber.

Fixed-Line Telecommunications Network Operators – Fixed-line telecommunications network operators use fiber infrastructure or digital subscriber lines, or DSL, to offer broadband services to end customers.  Many fixed-line telecommunications network operators also operate mobile networks and provide either bundled service to end customers or mobile and broadband service on a stand-alone basis.  These service bundles are increasingly including video services as networks increase in capacity and capabilities.  Adding intelligence to their networks can help them offer differentiated services.

ISPs – ISPs generally lease, rather than own, access infrastructure.  They compete by attempting to offer the best of breed Internet service.  ISPs’ greatest competitive advantages are brand and customer relationships.  IPE solutions can improve the performance of ISPs by making the use of their bandwidth more efficient and by allowing them to offer best of breed quality.

Education, Business and Government Entities – Education institutions generally provide Internet access to students, faculty and employees.  Education institutions are particularly vulnerable to low QoS for legitimate educational purposes because students frequently have made extensive use of high-bandwidth applications such as peer-to-peer services.  Businesses and government entities rely on large and complex networks for communication infrastructure.  They typically rely on service providers for Internet access and interconnectivity, and can use IPE to optimize the use of their expensive network resources, prioritize business critical applications and limit leisure or unauthorized use of expensive network resources.

Telecommunications and Enterprise Network Equipment Manufacturers – Network equipment and software manufacturers serving the enterprise and service provider markets can embed and implement NAVL for application identification and metadata extraction. By deploying NAVL, these companies typically cut their development cycle and time to market while maintaining focus and resources on their core network value proposition. Companies with broadband network solutions of many types have licensed and embedded. We have licensed NAVL for numerous broadband network products and solutions, including routers, switches, firewalls, IDS/IPSs, SIM, SIEMs, gateways, and UTMs.

Our revenue has historically been dependent on a small number of large customers. For the year ended December 31, 2013, revenue from three customers, Shaw Communications, Inc., British Telecommunications plc and Itochu Techno-Solutions Corp. represented 13%, 12% and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenues, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2011, revenues from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.

Foreign Operations

Sales made to customers located outside the United States as a percentage of total net revenues were 77%, 67% and 76% for the years ended December 31, 2013, 2012 and 2011, respectively.  Revenues derived from foreign sales generally are subject to additional risks such as fluctuations in exchange rates, tariffs, the imposition of other trade barriers and potential currency restrictions.  To date, however, we have experienced no notable negative impact from such risks. Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in the Consolidated Financial Statements and related notes herein.

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

Competition

The market for our products and services is highly competitive as mobile and broadband network operators seek to manage the rapid growth of data on both broadband and mobile networks.  Our primary competitors include:

•	Allot Communications Ltd.;
•	Blue Coat Systems;
•	Brocade Communications Systems;
•	Cisco Systems, Inc.;
•	Citrix Systems (acquired Bytemobile);
•	Ericsson;
•	F5 Networks;
•	Huawei Technologies Company;
•	Qosmos;
•	SAIC (acquired Cloudshield Technologies);
•	Sandvine Corporation; and
•	Tektronicx, Inc. (acquired Arbor Networks).

We also face competition from vendors supplying platform products with some limited IPE functionality, such as switches and routers, session border controllers and VoIP switches.  In addition, we face competition from large integrators that package third-party IPE solutions into their products, including Alcatel-Lucent and Nokia Siemens.  It is possible that these companies will develop their own IPE solutions or strategically acquire existing competitor IPE vendors in the future.

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

Sales and Marketing

We use a combination of direct sales and channel partnerships to sell our products and services.  As of December 31, 2013, we had 61 employees in sales and many independent channel partners worldwide.  We also engage a worldwide network of value added resellers to reach particular geographic regions and markets.

Our marketing organization is focused on building our brand awareness, managing channel marketing efforts and supporting our sales force in additional capacities.  As of December 31, 2013, we had 11 marketing professionals globally.

Research and Development

We have built a team of skilled software programmers who continue to develop enhancements to our PacketLogic modules and proprietary DRDL and NAVL processing software engines.  We have enhanced our products with features and functionality to address the needs of mobile and broadband network operators, as well as to provide new functionality for network protection and subscriber management.  As of December 31, 2013, we had 78 employees in research and development.  Historically, substantially all of our research and development has been performed by our employees in Sweden.  On January 9, 2013, we acquired Vineyard in Canada, and are in the process of expanding and integrating the research and development personnel attained in the acquisition.  We believe this integration has helped expand our research and development efforts and has provided enhanced stability and disaster recovery capabilities.  Our research and development costs were $17.5 million, $7.5 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Intellectual Property

Our intellectual property is central to our competitive position and our future success will depend on our continued ability to protect our core technologies.  We believe that our DRDL signature compiler, and the inherent complexity of our software-based PacketLogic and NAVL solutions, makes it difficult to copy or replicate our features.  We rely primarily on patent law, trademark law, copyright law, trade secret law and contractual rights to protect our intellectual property rights in our proprietary software.  To help ensure this protection, we include proprietary information and confidentiality provisions in our agreements with customers, third parties and employees.

Manufacturing

We purchase our hardware from a select group of supplier partners.  We have negotiated minimum production quantities and lead times in our contracts to prevent supply shortages.  Our supplier partners will then load our proprietary software for specific orders, final testing and fulfillment.  We believe that our process allows us to focus on development of our PacketLogic and NAVL software solutions, reduce manufacturing costs and more quickly adjust to changes in demand.  We have not historically experienced any production capacity shortages and do not foresee a need to alter our process in the future.

We source completed hardware boards and chassis included in our products from leading industry suppliers, including Advantech Technologies Inc., Lanner Electronics, Inc., and RadiSys Corporation.  The hardware used in our products is comprised of standard components which are less susceptible to supply shortages and significant lead times.  We believe our reliance on standard hardware components facilitates quicker time to market, rapid design cycles and the ability to take advantage of the latest semiconductor industry advances.

Employees

As of December 31, 2013, we had a total of 205 employees and 21 full-time independent contractors.  As of December 31, 2013, we had 33 operations and technical support employees, 78 research and development employees, 72 sales and marketing employees and 22 general and administrative employees.  As of December 31, 2013, our headcount was 58 employees in the United States, 81 employees in Sweden, 36 employees in Canada, eight employees in the United Kingdom, and a total of 22 employees in Malaysia, Hong Kong, Japan, Singapore, Austria, Australia, France, Germany, Korea, Argentina, Brazil, Russia, Spain, Taiwan, Thailand, South Africa and the United Arab Emirates.

Executive Officers of the Company

Set forth below are the name, age, position(s) and a description of the business experience of each of our executive officers as of December 31, 2013:

Name	Age	Position(s)	Employee Since
James F. Brear	48	President, Chief Executive Officer and Director (Principal Executive Officer)	2008
Charles Constanti	50	Vice President, Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	2009

James F. Brear joined us as our President, Chief Executive Officer and a member of our Board of Directors in February 2008.   Mr. Brear is a Silicon Valley industry veteran with more than 20 years of experience in the networking industry, most recently as Vice President of Worldwide Sales and Support for Bivio Networks, a maker of deep packet inspection platform technology, from July 2006 to January 2008.  From September 2004 to July 2006, Mr. Brear was Vice President of Worldwide Sales for Tasman Networks (acquired by Nortel), a maker of converged WAN solutions for enterprise branch offices and service providers for managed WAN services. From April 2004 to July 2004, Mr. Brear served as Vice President of Sales at Foundry Networks, a provider of switching, routing, security and application traffic management solutions.  Earlier in his career, Mr. Brear was the Vice President of Worldwide Sales for Force10 Networks (acquired by Dell) from March 2002 to April 2004, during which time the company grew from a pre-revenue start-up to the industry leader in switch routers for high performance Gigabit and 10 Gigabit Ethernet. In addition, he spent five years with Cisco Systems from July 1997 to March 2002 where he held senior management positions in Europe and North America with responsibility for delivering more than $750 million in annual revenues selling into the world’s largest service providers.  Previously, Mr. Brear held a variety of sales management positions at both IBM and Sprint Communications.  He is a member of the Young Presidents Organization (YPO) and holds a Bachelor of Arts degree from the University of California at Berkeley.

Charles Constanti joined us as our Chief Financial Officer in May 2009 and has over 25 years of public company financial experience.  Most recently, Mr. Constanti was the vice president and CFO of Netopia, Inc., a NASDAQ-listed telecommunications equipment and software company, from April 2005 until its acquisition in February 2007 by Motorola, Inc., where he subsequently held a senior finance position until May 2009.  From May 2001 to April 2005, Mr. Constanti was the vice president and corporate controller of Quantum Corporation, for which he earlier served in different accounting and finance positions since January 1997.  Previously, Mr. Constanti held various finance positions at BankAmerica Corporation and was an auditor for PricewaterhouseCoopers.  Mr. Constanti is an inactive certified public accountant.  He earned a B.S., magna cum laude, in Accounting from Binghamton University.

Significant Employees of the Company

Set forth below are the name, age, position and a description of the business experience of each of our significant employees as of December 31, 2013:

Name	Age	Position	Employee Since
Alexander Haväng	35	Chief Technical Officer	2006
Jon Lindén	39	Chief Strategy Officer	2006

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

Available information

Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.proceranetworks.com as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission, or the SEC. Information contained in, or accessible through, our website is not incorporated by reference into and does not form a part of this report.

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

The products we sell today are derived primarily from the products of the Netintact companies that we acquired in 2006. We are continually working to improve our operations on a combined basis.

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

In addition, historically we have received, and in the future we may receive, a material portion of a quarter’s sales orders during the last two weeks of the quarter. Accordingly, there is a risk that our revenue may move from one quarter to the next, or not be realized at all, if we cannot fulfill all of the orders and satisfy all the revenue recognition criteria under our accounting policies before the quarter ends.  If completed purchase orders are not obtained in a timely manner, our products will not be shipped on time, we fail to manage our inventory properly, we fail to release new products on schedule, or for any other reason, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, which may result in a decline in our stock price.

Our PacketLogic family of products is our primary product line. A substantial majority of our current revenues and a significant portion of our future growth depend on our ability to continue its commercialization.

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

Marketing and sales of our products to large broadband service providers often involve a lengthy evaluation and sales cycle, which may cause our revenues to fluctuate from period to period and could result in us expending significant resources without making any sales.

Our sales cycles often are lengthy, because our prospective customers generally follow complex procurement procedures and undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a prospective customer before that customer decides to purchase and incorporate our products in its network.  We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years.  Network operators, especially in North America, often require that products they purchase meet Network Equipment Building System, or “NEBS” certification requirements, which relate to the reliability of telecommunications equipment.  While our PacketLogic products and future products are and are expected to continue to be designed to meet NEBS certification requirements, they may fail to do so, and any failure to meet NEBS certification requirements could have a material adverse impact on our ability to sell our products.

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

If we fail to effectively manage our inventory, we could have excess inventory or experience inventory shortages, which could result in decreased revenue and gross margins and harm our business.

In determining the required quantities of our products to produce, we must make significant judgments and estimates based on inventory levels, market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of inventory we require. This could result in shortages if we fail to anticipate demand, or excess inventory and write-offs if we order more inventory than we need or if anticipated sales do not occur.

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

For the year ended December 31, 2013, revenue from three customers, Shaw Communications, Inc., British Telecommunications plc and Itochu Techno-Solutions Corp. represented 13%, 12% and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2012, revenues from one customer, Shaw Communications, Inc., represented 16% of net revenues, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2011, revenues from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  The proportion of our revenues derived from a limited number of customers may be even higher in any future year or quarter.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

Changes in customer or product mix, downward pressure on sales prices, changes in volume of orders and other factors could cause our gross margin percentage to fluctuate or decline in the future.

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 55% for the year ended December 31, 2013 to 67% for the year ended December 31, 2012. Factors that may cause our gross margins to fluctuate include customer and product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, decreases in average selling prices of our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials costs. A higher proportion of hardware sales versus software and service revenue in any period generally results in a lower gross profit margin for that period. In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share. Forecasting our gross margins is difficult due to our lengthy sales cycle, particularly with respect to larger customers, and our revenue recognition practices. Because our gross profit margins may fluctuate materially from period to period, or decline over time, the price of our common stock may decline.

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

Acquisitions may divert management’s attention, increase expenses and disrupt or otherwise have a negative impact on our business.

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  We acquired the Netintact entities in 2006, and its products have formed the core of our current product offering.  In January 2013, we acquired Vineyard, a company based in Kelowna, Canada. We have integrated the employees of Vineyard into our organizational structure, and we are developing plans for further product and organizational integration, which will require both time and investment to accomplish. Any failure to properly integrate the personnel and or technology we acquire into Procera, including successfully maintaining cohesive technology development in distant locations could have an adverse effect on us and our results of operations. Any future acquisitions that we may pursue could distract or divert the attention of our management and employees and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We may not achieve the desired benefits from our acquisitions, including the revenue and other synergies and growth that we anticipate from the acquisition in the timeframe that we originally expect, and the costs of achieving these benefits may be higher than what we originally had anticipated because of a number of risks, including, but not limited to, the possibility that the acquisition may not further our business strategy as we expected and the possibility that we may not be able to expand the reach and customer base for current and future products as expected.  As a result of these risks, our acquisitions may not immediately contribute to our earnings as expected, or at all, we may not achieve expected revenue synergies or realization of efficiencies related to the integration of the businesses when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions.

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

We operate in a highly competitive market and may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

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

We had an accumulated deficit of $69.2 million as of December 31, 2013. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of profitability in future periods.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

Our future performance will depend to a significant extent on the ability of our management to operate effectively, both individually and as a group.  We are dependent on our ability to attract, retain and motivate high caliber key personnel.  We have recently hired new employees in many different positions and our growth expectations will require us to attract experienced personnel to augment our current staff.  We expect to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management.  We currently plan to expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels.  In our market, there is significant competition for qualified personnel and we may not be able to attract and retain such personnel.  Our business may suffer if we encounter material delays in hiring additional personnel.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, including our Chief Executive Officer, James Brear, and our Chief Technical Officer, Alexander Haväng.  The loss of the services of any of our executive officers or other key employees could materially and adversely affect our business.  In addition, our engineering department is based in Varberg, Sweden, and many of our engineers were formerly employees of Netintact, which we acquired in 2006.   In January 2013, we acquired Vineyard and we now employ many former Vineyard engineers and product developers in Kelowna, Canada.  We are continuing to develop plans to integrate the Canadian and Swedish engineering teams, and this integration effort may result in changes to current job responsibilities.  If some or all of our Sweden-based engineers or Canada-based engineers or product developers were no longer employed by us, our ability to develop new products and serve existing customers could be materially and adversely impacted, and our results of operations and financial condition could be negatively affected.

We believe we will need to attract, retain and motivate talented management and other highly skilled employees in order to execute on our business plan.  We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.  Competitors and others have in the past, and may in the future, attempt to recruit our employees.  In California, where we are headquartered, non-competition agreements with employees generally are unenforceable. As a result, if an employee based in California leaves our Company for any reason, he or she will generally be able to begin employment with one of our competitors or otherwise compete immediately against us.

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

If we are not able to successfully integrate new employees into our Company or to educate current and future employees with regard to rapidly evolving technologies and our product families, our results of operations and financial condition may be adversely affected.

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

A key focus of our distribution strategy is developing and increasing the productivity of our indirect distribution channels through resellers and distributors.  If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not able to execute on their sales efforts, sales of our products may decrease and our operating results could suffer.  Many of our resellers also sell products from other vendors that compete with our products.  We cannot assure you that we will be able to enter into additional reseller and/or distribution agreements or that we will be able to manage our product sales channels.  Our failure to take any of these actions could limit our ability to grow or sustain revenue.  In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers.  We cannot assure you that our resellers and/or distributors will continue to market or sell our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Such failure would negatively affect our ability to generate revenue and our potential to achieve profitability.

We rely on a small number of suppliers for our hardware products.  If we are unable to have our products manufactured quickly enough to keep up with demand or we experience manufacturing quality problems, our operating results could be harmed.

If the demand for our products grows, we will need to increase our capacity for material purchases, production, testing and quality control functions.  Any disruptions in product flow could limit our revenue growth and adversely affect our competitive position and reputation, and result in additional costs or cancellation of orders under agreements with our customers.

While our PacketLogic products are software based, we rely on independent suppliers to manufacture the hardware components on which our products are installed and operate.  In certain circumstances, these suppliers also provide logistics services, which may include loading our software products onto the hardware platforms, testing and inspecting the products, and then shipping them directly to our customers.  If these suppliers are unable to meet our demand, or fail to provide such logistics services as we may request in a timely manner, we may experience delays in product shipments.  Other performance problems with suppliers may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a supplier, any of which could have a material adverse effect on our business and operating results.

We do not know whether we will effectively manage our suppliers or whether these suppliers will meet our future requirements for timely delivery of product components of sufficient quality and quantity. If one or more of our suppliers were to experience financial difficulties or decide not to continue its business relationship with us, we would need to identify other suppliers to perform these services, and there could be product delivery delays while we seek to establish and implement the new relationship.  We also plan to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers. Any delays in meeting customer demand or quality problems resulting from the inability of our suppliers to provide us with adequate supplies of high-quality product components, including problems relating to logistic services, could result in lost or reduced future sales to key customers and could have a material adverse effect on our sales and results of operations.

As part of our cost management efforts, we endeavor to lower per unit product costs from our suppliers by means of volume efficiencies that utilize manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such cost reductions will occur.  The failure to obtain such cost reductions would adversely affect our gross margins and operating results.

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

We rely primarily on patent law, trademark law, copyright law, trade secret law and contractual rights to protect our intellectual property rights in our PacketLogic product line.  We cannot assure you that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our intellectual property rights.  We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and take appropriate measures to control access to and distribution of our software, documentation and other proprietary information.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology.

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

A significant and increasing percentage of our sales are generated outside of the United States. In most circumstances, our sales are denominated in the local currency.  Revenues and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate.  Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements.  The primary foreign currencies for which we currently have exchange rate fluctuation exposure are the Canadian dollar, European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, in part because we have entered new foreign markets, we could be exposed to exchange rate fluctuations in other currencies.  For example, during the year ended December 31, 2012, we established a sales office in Japan in order to attempt to penetrate the important Japanese marketplace in which we are a new competitor.  Exchange rates between currencies such as the Japanese Yen and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, and other companies have incurred significant losses as a result of their foreign currency operations.  We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

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

Our financial results may be materially affected by non-cash and other accounting charges. Such accounting charges may include:

●	amortization of intangible assets, including acquired product rights;
●	impairment of goodwill and intangible assets;
●	stock-based compensation expense; and
●	impairment of long-lived assets.

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

For the years ended December 31, 2013, 2012 and 2011, we did not identify any material weaknesses in our internal controls.

We have in the past and may in the future have deficiencies in our internal control processes and procedures.  Under the supervision of our Audit Committee, we are continuing the process of identifying and implementing corrective actions where required to improve the design and effectiveness of our internal control over financial reporting, including the enhancement of systems and procedures.  We have a small finance and accounting staff and limited resources and expect that we will continue to be subject to the risk of material weaknesses and significant deficiencies.

Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks, including:

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

Legislative and regulatory changes and future accounting pronouncements and regulatory changes have, and will continue to have, an impact on our future financial position and results of operations.  In addition, insurance costs, including health and workers’ compensation insurance premiums, have increased in recent years and are likely to continue to increase in the future. Recent and future pronouncements related to the accounting treatment of executive compensation and equity awards may also impact operating results.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and subject to interpretation by management and our independent registered public accounting firm and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.  From time to time, the Financial Accounting Standards Board, or FASB, and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside independent registered public accounting firm) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In addition, in May 2012 we dismissed PMB Helin Donovan, LLP as our independent registered public accounting firm and retained Ernst & Young LLP as our independent registered public accounting firm. At the time of our dismissal of PMB Helin Donovan, LLP, we did not have any disagreement with PMB Helin Donovan, LLP regarding our accounting policies and practices.  Our new independent registered public accounting firm may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

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

Our corporate headquarters is located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our local suppliers. In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could have a material adverse effect on our operations and financial results. Although we currently have redundant capacity in Sweden and Canada in the event of a natural disaster or other catastrophic event in Silicon Valley, our business could nonetheless suffer. Our operations in Sweden and Canada are subject to disruption by extreme winter weather.

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

Risks Related to Our Industry

The market for our products in the network provider market is still emerging and our growth may be harmed if network operators do not adopt DPI solutions.

The market for DPI technology is still emerging and the majority of our customers to date have been small and midsize network operators.  We believe that the Tier 1 network operators present a significant market opportunity and are an important element of our long term strategy, but they are still in the early stages of adopting and evaluating the benefits and applications of DPI technology. Network operators may decide that full visibility into their networks or highly granular control over content based applications is not critical to their business.  They may also determine that certain applications, such as VoIP or Internet video, can be adequately prioritized in their networks by using router and switch infrastructure products without the use of DPI technology.  They may also, in some instances, face regulatory constraints that could change the characteristics of the markets. Network operators may also seek an embedded DPI solution in capital equipment devices such as routers rather than the stand-alone solution offered by us.  Furthermore, widespread adoption of our products by network operators will require that they migrate to a new business model based on offering subscriber and application-based tiered services.  If network operators decide not to adopt DPI technology, our market opportunity would be reduced and our growth rate may be harmed, which could have a material adverse effect on our results of operations and financial condition.

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

The market for network equipment products is characterized by the need to support new standards as they emerge, evolve and achieve acceptance.  We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards.  We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Our products must be compliant with various United States federal government requirements and regulations and standards defined by agencies such as the Federal Communications Commission, or the FCC, in addition to standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union.  If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenue or maintaining profitability.

Recently adopted regulatory actions may result in reduced capital spending by broadband service providers, which could adversely impact our opportunities for continued revenue growth.

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the “net neutrality” rules adopted by the FCC in December 2010 governing the operating practices of broadband service providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband service providers: (1) a prohibition on preventing end-user customers from accessing lawful content or running applications of their choice over the Internet and from connecting and using devices that do not harm the network; (2) a requirement to treat lawful content, applications and services in a nondiscriminatory manner; and (3) a transparency requirement compelling the disclosure of network management policies. The court struck down the anti-blocking and nondiscrimination provisions of the rules but upheld the transparency requirement. The court also found that the FCC has the statutory authority to impose such rules so long as they do not contravene other express statutory mandates. It is unclear whether and to what degree the FCC will appeal the court’s decision or pursue new net neutrality regulations or other regulation of broadband Internet access services. In addition, in light of the court’s decision, Congress could seek to adopt legislation banning the blocking of Internet traffic and/or imposing nondiscrimination requirements on broadband service providers. As a result, broadband service providers may lessen their capital investments in their networks and we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  Additionally, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.  At December 31, 2013, there were 20,652,126 shares of our common stock outstanding, outstanding stock options to purchase 1.8 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard in January 2013 and outstanding restricted stock units with respect to 114,167 shares of our common stock.  At December 31, 2013, we had an authorized reserve of 549,698 shares of common stock, which we may grant as stock options, restricted stock, restricted stock units or other equity awards pursuant to our existing equity incentive plan.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders.

Moreover, these provisions could allow our Board of Directors to affect your rights as a stockholder since our Board of Directors can make it more difficult for common stockholders to replace members of the Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire us and may impact the rights of common stockholders.  All of the foregoing could adversely impact the price of our common stock and your rights as a stockholder.

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

Our corporate headquarters are located in Fremont, California.  During the year ended December 31, 2013, we entered into a new lease agreement with our current landlord for a larger total space, which consists of approximately 18,000 square feet of space housing administrative, sales and marketing, logistics and support functions.  The current lease term runs through November 30, 2018.

Our European headquarters are located in Sweden, where we lease office space in Varberg and Malmo consisting of approximately 19,000 square feet.  These facilities are used primarily for research and development, sales and marketing and support.

We have offices in Kelowna, British Columbia, Canada which were originally attained through our acquisition of Vineyard in January 2013.  We currently lease office space totaling approximately 8,000 square feet in Canada.  These facilities are primarily used for research and development, sales and marketing and support.

Our offices in Japan are located in Tokyo where we lease office space totaling approximately 1,000 square feet.  This facility is primarily used for sales, marketing and support.  We also maintain small offices in other countries, primarily to support the sales and marketing support activities in those areas.

We believe that our facilities are adequate for our needs in 2014 and that, if required, additional suitable space will be available on commercially acceptable terms.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “PKT”.  The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock, as reported by The NASDAQ Stock Market LLC, for the periods indicated.

	Common Stock
	2013		2012
	High	Low	High	Low
First Quarter	$19.57	$11.70	$23.46	$14.18
Second Quarter	$14.79	$10.39	$24.65	$17.78
Third Quarter	$15.69	$12.04	$25.99	$20.91
Fourth Quarter	$15.27	$13.49	$24.86	$16.83

On March 7, 2014, the closing price of our common stock was $11.37.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stockholders

There were 167 stockholders of record of our common stock as of March 7, 2014.

Performance Graph

The graph below compares our cumulative five-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Computer Index.  The graph below tracks the performance of a $100 investment in our common stock and in each index (assuming the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

The information under the heading “Performance Graph” is not “soliciting material,” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Procera Networks Inc
NASDAQ Composite
NASDAQ Computer

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13

Procera Networks, Inc.	$100.00	$48.36	$68.14	$171.23	$203.87	$165.07
NASDAQ Composite Index	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Computer Index	$100.00	$174.88	$204.64	$211.47	$241.57	$327.45

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

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

	Fiscal Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$74,673	$59,627	$44,404	$20,323	$20,129
Gross profit	$40,813	$40,158	$26,323	$11,510	$8,184
Total operating expenses	$58,835	$34,853	$22,380	$14,247	$14,421
Income (loss) from operations	$(18,022)	$5,305	$3,943	$(2,737)	$(6,237)
Net income (loss)	$(16,284)	$5,331	$3,755	$(2,894)	$(7,384)
Net income (loss) per share, basic	$(0.81)	$0.30	$0.29	$(0.27)	$(0.82)
Net income (loss) per share, diluted	$(0.81)	$0.29	$0.28	$(0.27)	$(0.82)

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$106,563	$131,695	$37,404	$7,876	$3,192
Working capital	$126,876	$144,195	$44,654	$12,607	$7,314
Total assets	$179,436	$167,038	$60,156	$24,517	$16,323
Deferred revenue	$14,906	$9,831	$6,378	$4,437	$2,103
Long-term liabilities	$5,106	$2,878	$873	$705	$452
Total stockholders’ equity	$148,671	$146,805	$46,567	$13,754	$8,515

(1)	On January 9, 2013, we acquired Vineyard for an aggregate consideration of approximately $26.8 million, consisting of $20.9 million in purchase consideration for 100% of the outstanding securities of Vineyard and $5.9 million in deferred compensation to Vineyard’s founders. Of the total of $26.8 million consideration, we paid $12.5 million in cash and issued 825,060 unregistered shares of our common stock with a value of approximately $14.3 million.

(2)	On April 25, 2012, we completed a registered offering of 4.5 million shares of common stock. The shares were sold to the public at $21.00 per share for gross proceeds of $94.5 million. We received net proceeds of approximately $88.0 million after deducting underwriting commissions and other offering expenses.

(3)	On June 24, 2011, we completed a registered offering of 3.0 million shares of our common stock, which included the exercise in full of the underwriters’ overallotment option to purchase 0.4 million additional shares of our common stock. The shares were sold to the public at $9.50 per share for gross proceeds of $28.8 million. We received net proceeds of approximately $26.5 million after deducting underwriting commissions and other offering expenses.

(4)	On March 4, 2010, we closed a registered placement of our common stock primarily to institutional investors. We sold 1.8 million shares of our common stock at an offering price to the public of $4.00 per share for gross proceeds of $7.2 million, and received net proceeds of approximately $6.5 million after deducting the placement agent’s commission and legal and other offering costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of Internet Intelligence solutions designed for network operators worldwide.  Procera’s PacketLogic solutions provide actionable intelligence and policy enforcement to ensure a high quality experience for any Internet connected devices.  Network operators deploy our technology to enable real-time visibility, superior performance and scalability, and deliver personalized services for millions of enterprises and consumers.  Enterprises utilize our embedded NAVL solutions to ensure that they can deliver “bring your own device” and cloud services to their employees.  We believe that the intelligence our products provide about users and their usage enables our network operator customers to make informed business decisions.  Our network operator customers include service provider customers and enterprises.  Our service provider customers include mobile service providers and broadband service providers, which include cable MSOs and ISPs.  Our enterprise customers include educational institutions, commercial enterprises, government and municipal agencies.  We sell our products directly to network operators; through partners, value added resellers and system integrators; and to other network solution suppliers for incorporation into their network solutions.

Our IPE products are part of the high-growth market for mobile packet and broadband core products.  Our bundled products containing hardware and software elements deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core, including Policy Management and Charging functions, and are compliant with the widely adopted 3GPP standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products.

Our embedded solutions enable network solutions suppliers to more quickly add Internet Intelligence to their platforms, since our NAVL products have been designed to be highly portable among many platforms and processors. NAVL eliminates the need for network solutions providers to research and develop their own DPI technology, saving significant time and resources while enabling them to more effectively compete in their market space.

Our products are marketed under the PacketLogic and NAVL brand names.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

On January 9, 2013, we completed our acquisition of Vineyard, a privately held developer of Layer 7 DPI and application classification technology located in Kelowna, Canada.  Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription-based original equipment manufacturer and partner license agreements.  This acquisition complements our hardware and application software-based IPE and DPI solutions, expands the way we sell solutions to customers, and increases our customer base, previously comprised primarily of network operators, thereby allowing us to provide complementary technology and solutions to a greater number of customers.

Our Company is headquartered in Fremont, California and we have key operating entities in Kelowna, Canada and Varberg, Sweden, as well as a geographically dispersed sales force.  We sell our products through our direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

In accordance with SEC guidance, the material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

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

Sales of our PacketLogic products typically involve the integration of software and hardware appliance, where the hardware and software work together to deliver the essential functionality of the product.  Product revenue consists of revenue from sales of appliances and software licenses. PacketLogic product sales include a perpetual license to our software that is essential to the functionality of the hardware, and on occasion include licenses to additional software.  NAVL sales include term software licenses sold as a subscription. Revenue from sales of term licenses are recognized ratably over the subscription term, generally one year.  Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support, or PCS, services (included in support revenue) which consist of software updates and customer support.  Software updates provide customers access to a growing library of electronic Internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period.   Support includes Internet access to technical content, telephone and Internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery of PacketLogic products generally occurs when a product is delivered to a common carrier F.O.B. shipping point.  However, product revenue based on channel partner purchase orders is recorded based on sell-through to the end user customers until such time as we have established significant experience with the channel partner’s ability to complete the sales process, which requires judgment.  Additionally, when we introduce new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established.  Delivery of PacketLogic license upgrades and NAVL licenses occur when such licenses are made available to customers.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered.  Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days.  Certain customers are occasionally granted longer terms based on our assessment of their credit risk.  In the event payment terms are provided that differ from standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.  If the customer is not deemed credit worthy, we defer all of the revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Customer orders normally contain multiple items. The initial PacketLogic product delivery consists of the hardware and software elements and these elements have standalone value to the customer.  Through the year ended December 31, 2013, the elements that remained undelivered at the time of product delivery were PCS services.  Orders for our NAVL product consists of term software licenses and PCS services which are recognized ratably over the term of the arrangement, typically one year.

We allocate revenue to each element in an arrangement based on relative selling price using a selling price hierarchy.  The selling price for a deliverable is based on its VSOE if available, third party evidence, or TPE, if VSOE is not available, or our best estimate of selling price, or ESP, if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. In arrangements that include NAVL or non-essential software, or software deliverables, revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement.  Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

We determine VSOE for PCS based on a percentage of invoice price, with different rates based on service level.  We determined that these rates represent VSOE for PCS based on our history of charging these rates for PCS to customers upon renewal.  We have a history of such renewals, the vast majority of which are at the VSOE rate on a customer by customer basis. PCS revenue is recognized ratably over the life of the contract.  A small portion of service revenue is derived from providing training on products and we use the completed-contract method to recognize such revenue.

As our PacketLogic hardware and software products are rarely sold separately, we generally do not have VSOE for these products, and TPE is not available. We determine the ESP for these hardware and software deliverables by considering internal factors such as discounting and pricing policies and external factors such as market conditions in different geographies and competitive positioning.

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

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount by which the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

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

As of December 31, 2013, we completed the first step of our annual impairment test, pursuant to which each reporting unit’s fair value exceeded its carrying value, indicating there was no goodwill impairment.  Therefore, the second step of the impairment test was not necessary.

Inventory Valuation

Inventories consist primarily of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market. We record inventory write-downs for excess and obsolete inventories based on historical usage and forecasted demand, as well as determining what inventory, if any, is not saleable. Factors which could cause our forecasted demand to prove inaccurate include reliance on indirect sales channels and the variability of our sales cycle; the potential of announcements of new products or enhancements to replace or shorten the life cycle of current products, or cause customers to defer their purchases; and the potential of new or alternative technologies achieving widespread market acceptance and thereby rendering our existing products obsolete. If future demand or market conditions are less favorable than projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Stock-Based Compensation

We apply the provisions of FASB Accounting Standards Codification, or ASC, Topic 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values.  Under the fair value recognition provisions of this standard, our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.  We calculate the fair value of stock options using the Black-Scholes option-pricing model.  The determination of the fair value of stock-based payment awards using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected volatility of our common stock price based on its historical volatility over a period equivalent to the expected term of the option.  We estimate the expected term of stock options using historical exercise data.  We use the exact number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates), adjusted as appropriate.  We determine the risk-free interest rate for a period equivalent to the expected term of the option by extrapolating from the U.S. Treasury yield curve in effect at the time of the grant.  We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.  We estimate forfeitures based on our historical experience.

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

 Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-7, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU 2013-7.  ASU 2013-7 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists.  The amendments are effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted.  We do not expect the adoption of these amendments to have a significant impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02.  ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. We adopted ASU 2013-02 prospectively as required on January 1, 2013 by electing to present the required information in a single footnote.  Adoption of this new amended guidance did not have a material impact on our disclosures in our financial statements.

Results of Operations

Revenue

	Year Ended December 31,				Year Ended December 31,
			Increase (Decrease)				Increase (Decrease)
	2013	2012	Amount	Percent	2012	2011	Amount	Percent
	($ in thousands)				($ in thousands)

Net product revenue	$56,520	$47,723	$8,797	18%	$47,723	$37,450	$10,273	27%
Net support revenue	18,153	11,904	6,249	52%	11,904	6,954	4,950	71%
Total revenue	$74,673	$59,627	$15,046	25%	$59,627	$44,404	$15,223	34%

Our revenue is derived from two sources: (1) product revenue, which includes sales of our hardware appliances bundled with software licenses, separate software or term licenses or software upgrades; and (2) service revenue, which consists primarily of software maintenance and customer support revenue and secondarily of professional services.  Maintenance and customer support revenue is recognized over the support period, which is typically twelve months.  Our product revenues tend to vary seasonally and are typically higher in the second half of the year as compared to the first half of the year.

2013 Compared to 2012.  Total revenue in 2013 was $74.7 million, an increase of 25% compared to $59.6 million in 2012, and reflected an 18% increase in net product revenue and a 52% increase in net support revenue.  The increase in net product revenue in 2013 compared to 2012 reflected orders from new Tier 1 service provider customers and follow-on orders from existing customers and continued sales to our network operator customers, including mobile service providers, fixed line service providers and cable MSOs, as well as NAVL revenue following the acquisition of Vineyard in January 2013.  We also continued to add new enterprise and higher education customers.  Additionally, the increase in revenue reflected our continued expansion in international markets, including the Middle East, Japan and Latin America.  Net product revenue reflected increased sales of our mid-range PL8000 series products and PacketLogic Subscriber Management software, and the ramp up in sales of our high-end PL20000 series products.  The increase in net support revenue in 2013 compared to 2012 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services, as well as growth in professional services revenue.  For the year ended December 31, 2013, Vineyard or NAVL revenue contributed $1.7 million and $0.9 million in product and support revenue, respectively.  There was no revenue in our 2012 results attributable to Vineyard as the acquisition was completed in early 2013.  For the year ended December 31, 2013, revenue from three customers, Shaw Communications, Inc., British Telecommunications plc and Itochu Techno-Solutions Corp., represented 13%, 12% and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.

2012 Compared to 2011.  Total revenue in 2012 was $59.6 million, an increase of 34% compared to $44.4 million in 2011, and reflected a 27% increase in net product revenue and a 71% increase in net support revenue.  The increase in net product revenue in 2012 compared to 2011 reflected revenue from network operator customer relationships and follow-on orders from existing customers.  During the year, we added a number of new large network operator customers, including  mobile service providers, fixed line service providers and cable multiple system operators; and we continued to add new higher education customers.  In part, new network operator customers reflected our geographic sales expansion in Japan and the Middle East.  Product revenue reflected increased sales of our mid-range PL8000 series products and PacketLogic Subscriber Management software, as well as initial sales of our high-end PL20000 series products.  The increase in support revenue in 2012 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services and an increase in professional services revenue.  In 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenues.

Sales to customers located in the United States as a percentage of total revenues were 23%, 33% and 24% for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ending December 31, 2014, we expect total revenue to increase approximately 15% compared to total revenue for the year ended December 31, 2013.

Cost of Sales

Cost of sales includes: (i) material costs and direct labor for products sold, (ii) costs for warranty, (iii) adjustments to inventory values, including the write-down of slow moving or obsolete inventory, and (iv) costs for support and professional service personnel.

The following table presents the breakdown of cost of sales by category for the years ended December 31, 2013 and 2012:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Increase (Decrease)	2012	2011	Increase (Decrease)
	($ in thousands)			($ in thousands)

Product Costs	$30,461	$17,720	$12,741	$17,720	$17,358	$362
Percent of net product revenue	54%	37%	17%	37%	46%	(9)%

Support costs	3,399	1,749	1,650	1,749	723	1,026
Percent of net support revenue	19%	15%	4%	15%	10%	5%

Total costs of sales	$33,860	$19,469	$14,391	$19,469	$18,081	$1,388
Percent of net total revenue	45%	33%	12%	33%	41%	(8)%

2013 compared to 2012.  Total cost of sales in 2013 increased by $14.4 million compared to 2012, and increased as a percentage of total revenue by 12 percentage points.  The increase in cost of sales in 2013 reflected higher material costs associated with increased product sales and higher support costs for increased customer support and professional services headcount.  The increase also reflected amortization of developed technology intangible assets acquired as part of the Vineyard acquisition in January 2013 of $1.1 million in the year ended December 31, 2013.  The increase in cost of sales as a percentage of net total revenue primarily reflected a higher proportion of hardware sales bundled with software sales, including greater chassis-based hardware sales in 2013 as compared to 2012. Stock-based compensation recorded to cost of sales in the year ended December 31, 2013 was $0.4 million, compared to $0.2 million in the year ended December 31, 2012.

2012 compared to 2011. Total cost of sales in 2012 increased by $1.4 million compared to 2011, and decreased as a percentage of total revenue by 8 percentage points.  The increase in cost of sales in 2012 reflected higher material costs associated with increased product sales and higher support costs for increased customer support and professional services headcount.  The decrease in cost of sales as a percentage of net total revenue primary reflected increased sales of our PL8000 series products, which have lower material costs compared to our other bundled hardware products, and a greater proportion of software licenses bundled with hardware sales.

Gross Profit

	Year Ended December 31,				Year Ended December 31,
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
			Amount	Percent			Amount	Percent
	($ in thousands)				($ in thousands)

Gross profit	$40,813	$40,158	$655	2%	$40,158	$26,323	$13,837	53%
Percent of total net revenue	55%	67%			67%	59%

2013 compared to 2012. Our gross margin for 2013 decreased by 12 percentage points to 55% from 67% in 2012.  The decrease resulted from a higher proportion of hardware sales bundled with software sales, particularly from sales of our chassis-based PL20000 series products, which were sold with low initial quantities of bundled software licenses in 2013, higher support and service costs and amortization of acquired intangible assets.  Gross profit in 2013 reflected increased sales of our chassis-based products, which typically have a lower margin compared with our appliance-based products.

2012 compared to 2011. Our gross margin for 2012 increased by 8 percentage points to 67% from 59% in 2011.  The improvement resulted primarily from a greater proportion of software licenses bundled with hardware sales and increased sales of our appliance-based PL8000 series products.    In 2012, we sold increased quantities of our PacketLogic Subscriber Manager software licenses bundled with hardware and higher levels of license upgrades to existing customers.  In addition, we introduced higher capacity PL8000 series products, which enabled the usage of a higher level of bundled software licenses. These items resulted in a higher proportion of software license sales in comparison to 2011.  Revenue in 2012 also reflected increased sales of our appliance-based PL8000 series products, which have a higher margin compared to our chassis-based products.

Our gross margin rate in any given period is impacted by the product mix in that period, and we expect variability in our gross margin rate to continue in the future.  We expect gross profit to be higher in total as a percentage of revenue in 2014 compared to 2013.

Operating Expenses

	Year Ended December 31,				Year Ended December 31,
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
			Amount	Percent			Amount	Percent
	($ in thousands)				($ in thousands)

Research and development	$17,548	$7,472	$10,076	135%	$7,472	$4,647	$2,825	61%
Sales and marketing	29,251	18,158	11,093	61%	18,158	12,026	6,132	51%
General and administrative	12,036	9,223	2,813	30%	9,223	5,707	3,516	62%
Total	$58,835	$34,853	$23,982	69%	$34,853	$22,380	$12,473	56%

2013 compared to 2012.  In 2013, our total operating expenses increased to support growth in the scale of our operations and we hired additional employees in each function of our company, added employees from the Vineyard acquisition, invested in testing equipment for the development of our products, continued investing in our operating and accounting system, and increased the use of outside services, including legal, audit and accounting services.

2012 compared to 2011.  In 2012, our total operating expenses increased to support growth in the scale of our operations and we hired additional employees in each function of our company, invested in testing equipment for the development of our products, replaced our operating and accounting system, and increased the use of outside services, including legal, audit and accounting services.

In total, we anticipate that new employee and contractor hiring in 2014 will be substantially reduced compared with the hiring in 2013, and that our headcount will flatten-out at a level near the level reported as of the year ended December 31, 2013.

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

	Year Ended December 31,				Year Ended December 31,
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
			Amount	Percent			Amount	Percent
	($ in thousands)				($ in thousands)

Research and development	$17,548	$7,472	$10,076	135%	$7,472	$4,647	$2,825	61%
As a percentage of net revenue	23%	12%			12%	10%

2013 compared to 2012.  Research and development expenses for 2013 increased by $10.1 million compared to 2012 as a result of increased research and development personnel hired during 2013, the addition of employees from our acquisition of Vineyard, and the corresponding additional employee compensation costs, as well as higher depreciation costs related to increased investments in testing equipment and software.  We also recognized $3.0 million in compensation costs related to retention agreements with the founders of Vineyard Networks Inc.  The additional personnel hired are expected to allow us to enhance our core product features and functionality in order to support new sales and to achieve follow-on sales to our current customers. Stock-based compensation recorded to research and development expenses was $1.2 million in 2013 compared to $0.3 million in 2012.

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

	Year Ended December 31,				Year Ended December 31,
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
			Amount	Percent			Amount	Percent
	($ in thousands)				($ in thousands)

Sales and marketing	$29,251	$18,158	$11,093	61%	$18,158	$12,026	$6,132	51%
As a percentage of net revenue	39%	31%			31%	27%

2013 compared to 2012.  Sales and marketing expenses for 2013 increased by $11.1 million compared to 2012.  The increase reflected the addition of sales and marketing personnel in 2013, including the addition of employees from our acquisition of Vineyard, and the corresponding higher compensation costs and higher commission costs as a result of the increase in revenue.  We also recognized $2.9 million in compensation costs related to retention agreements with the founders of Vineyard Networks Inc.  Stock-based compensation recorded to sales and marketing expense was $1.7 million in 2013 compared to $1.2 million in 2012.

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

	Year Ended December 31,				Year Ended December 31,
			Increase (Decrease)				Increase (Decrease)
	2013	2012	Amount	Percent	2012	2011	Amount	Percent
	($ in thousands)				($ in thousands)

General and administrative	$12,036	$9,223	$2,813	30%	$9,223	$5,707	$3,516	62%
As a percentage of net revenue	16%	16%			16%	13%

2013 compared to 2012.  General and administrative expenses for 2013 increased by $2.8 million compared to 2012, reflecting increased accounting and human resource personnel and personnel related costs, increased legal and audit fees, and an increased use of contractors and outside services.  The increase also reflects $1.6 million in business development costs including costs associated with the Vineyard acquisition for legal, accounting and investment banking fees in the year ended December 31, 2013, compared to $1.2 million in such costs in 2012.  Stock-based compensation recorded to general and administrative expense was $1.8 million in 2013, compared to $1.1 million in 2012.

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

Interest and Other Expense

	Year Ended December 31,				Year Ended December 31,
			Increase (Decrease)				Increase (Decrease)
	2013	2012	Amount	Percent	2012	2011	Amount	Percent
	($ in thousands)				($ in thousands)

Interest and other income	$601	362	$239	66%	$362	73	$289	397%
Interest expense and other	(40)	(213)	173	81%	(213)	(216)	3	2%
Total interest and other income (expense), net	$561	$149	$412	277%	$149	$(143)	$292	204%

2013 Compared to 2012.  Interest and other income increased in 2013 compared to 2012 due to realized foreign currency gains offset by slightly lower interest earned on cash and investment balances in 2013.  Interest expense and other decreased in 2013 compared to 2012, reflecting reduced foreign currency transaction losses in 2013 compared to 2012.

2012 Compared to 2011.  Interest income increased in 2012 compared to 2011 due to higher cash and investment balances following our registered offering of common stock in the second quarter of 2012, for which we received net proceeds of approximately $88.0 million.  Interest expense and other decreased in 2012 compared to 2011, reflecting reduced foreign currency transaction losses in 2012 compared to 2011.

Provision for Income Taxes

	Year Ended December 31,				Year Ended December 31,
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
	($ in thousands)				($ in thousands)
Income tax provision	$(1,177)	$123	$(1,300)	(1057)%	$123	$45	$78	173%

We are subject to taxation primarily in the U.S., Canada, Australia, Japan, Singapore, and Sweden, as well as in a number of states, including California.  The decrease in income tax provision in 2013 compared to 2012 primarily relates to the deferred tax benefit following the acquisition of Vineyard and other current foreign taxes.

We have established a valuation allowance for substantially all of our deferred tax assets.  We calculated the valuation allowance in accordance with the provisions of ASC Topic 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  During 2013 and 2012, we experienced significant growth and were able to utilize a portion of our net operating loss carry-forwards and, to the extent utilized, we have reversed any previous reserve.  We will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Net cash provided by (used in) operating activities	$(10,803)	$7,157	$4,591
Net cash provided by (used in) investing activities	70,894	(92,087)	(14,571)
Net cash provided by financing activities	156	91,809	25,880
Effect of exchange rate changes on cash and cash equivalents	(406)	154	124
Net increase in cash and cash equivalents	$59,841	$7,033	$16,024

During the year ended December 31, 2013, we used $10.8 million in cash from operating activities as compared to $7.2 million generated from operating activities for the year ended December 31, 2012.  Cash used by operating activities during the year ended December 31, 2013 primarily consisted of our net loss of $16.3 million offset by non-cash charges of $16.3 million and from net working capital uses of cash of $10.9 million. Non-cash charges consisted primarily of stock-based compensation of $5.1 million, amortization of intangible assets of $1.6 million, amortization of premium on investments of $0.9 million, depreciation expense of $1.9 million, amortization of deferred compensation of $5.8 million and provision for excess and obsolete inventory of $1.0 million, partially offset by changes in deferred taxes of $1.5 million. Working capital uses of cash consisted primarily of an increase in inventory of $8.6 million resulting from material purchases in anticipation of future sales, an increase in accounts receivable of $7.9 million resulting from higher sales and certain longer payment terms, and an advance payment to escrow of $2.7 million recorded as deferred compensation related to retention agreements with Vineyard’s three founders which is payable after one year of continuous employment with us.  Working capital sources of cash included a decrease in prepaid expenses and other current assets of $2.0 million primarily resulting from the receipt of a tax credit, an increase in accounts payable of $1.7 million resulting primarily from an increase in inventory purchases, an increase in accrued liabilities of $1.5 million as a result of higher accrued commissions on the higher level of sales and increased compensation-related accruals associated with higher headcount, and a $4.6 million increase in deferred revenue as a result of initial support contracts and support renewals from our expanding customer base as well as term NAVL software licenses sold following the acquisition of Vineyard in January 2013.

Net cash provided by investing activities of $70.9 million during the year ended December 31, 2013 consisted of proceeds from net purchases, sales and maturities of short-term investments of $84.0 million, partially offset by net cash consideration for the acquisition of Vineyard of $9.0 million, and equipment purchases primarily of lab and testing equipment for use in research and development of $4.1 million.

Net cash provided by financing activities of $0.2 million included net proceeds from the exercise of stock options of $0.7 million offset by the repayment of debt acquired from the Vineyard acquisition of $0.5 million.

During 2012, we generated $7.2 million in cash from operating activities, primarily consisting of our net income of $5.3 million plus non-cash charges of $5.3 million, partially offset by net working capital uses of cash of $3.4 million.  Non-cash charges consisted primarily of stock-based compensation of $2.8 million, depreciation expense of $0.9 million, inventory write-downs of $0.7 million and amortization of premiums paid for investments of $0.8 million.  Working capital uses of cash included an increase in inventories of $4.2 million, an increase in accounts receivables of $5.0 million, and an increase in prepaid expenses and other current assets of $1.1 million.  The increase in inventories resulted from material purchases near the end of 2012 for the fulfillment of expected orders and an increase in inventories deployed at customer sites that were pending final customer acceptance.  The increase in accounts receivables reflected an increase in the receivables balance associated with higher sales, as well as timing of shipments as large orders were shipped near year end.  The increase in prepaid expenses and other current assets was due partially to interest receivable of $0.4 million from our invested capital and to increased prepaid expenses due to our growth as well as prepaid service agreements for our accounting and operating systems.  Working capital sources of cash included an increase in deferred revenue of $3.3 million, an increase in accounts payable of $2.6 million, and an increase in accrued liabilities of $1.0 million.  The increase in deferred revenue reflected support renewal orders from our growing customer base, as well as support purchased on new product shipments.  The increase in accounts payable reflected increased inventory purchases.  The increase in accrued liabilities reflected higher accrued bonuses and sales commissions as a result of increased revenue.

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

Net cash provided by financing activities of $91.8 million included net proceeds from the issuance of common stock of $88.0 million and proceeds from the exercise of stock options and warrants of $3.8 million.

During 2011, we generated $4.6 million in cash from operating activities, primarily consisting of our net income of $3.8 million plus non-cash charges of $2.7 million, partially offset by net working capital uses of cash of $1.8 million.  Non-cash charges consisted primarily of stock-based compensation of $1.7 million, depreciation expense of $0.4 million and inventory write-downs of $0.4 million.  Working capital uses of cash included an increase in inventories of $5.5 million and an increase in accounts receivables of $0.3 million. The increase in inventories resulted from material purchases before 2011 year end in anticipation of 2012 sales.  The increase in accounts receivables reflected an increase in the receivables balance associated with higher sales.  Working capital sources of cash included increases in deferred revenue of $2.0 million, accrued liabilities of $1.2 million and accounts payable of $0.9 million.  The increase in deferred revenue reflected support renewal orders from our growing customer base, as well as support purchased on new product shipments. The increase in accounts payable reflected increased inventory purchases.  The increase in accrued liabilities reflected higher accrued bonuses and sales commissions as a result of increased revenue, which exceeded established revenue targets.

Net cash used in investing activities of $14.6 million in 2011 reflected purchases of short-term investments of $13.6 million using cash raised through our equity offering in the second quarter of 2011, and purchases of lab and testing equipment for use in research and development of $1.0 million.

Net cash provided by financing activities of $25.9 million included proceeds from the issuance of common stock of $26.5 million and proceeds from the exercise of stock options and warrants of $1.1 million, offset by the net repayment of the borrowings against our line of credit of $1.7 million.

Our cash, cash equivalents and short-term investments at December 31, 2013 consisted of bank deposits with third party financial institutions, money market funds and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and a weighted average maturity of less than one year.  All investments are classified as available for sale.

On December 10, 2009, we entered into a two-year loan and security agreement for a secured credit facility of $2.0 million for short-term working capital purposes with Silicon Valley Bank. Borrowings under the facility bore interest at the prime rate plus 1%, but not less than 5% per annum.  On February 3, 2012, the agreement was amended and restated to increase the credit facility from $2.0 million to $10.0 million for an additional two-year period beginning on that date.  Borrowings under the amended credit facility bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  At December 31, 2013, we had no borrowings under this credit facility.  The credit facility expired on February 2, 2014.

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

In January 2013, we acquired Vineyard in Canada.  The aggregate consideration of approximately $26.8 million USD, consisted of $12.5 million in cash and 825,060 shares of our common stock with a gross value of $14.3 million.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

The following table summarizes the contractual obligations that we were reasonably likely to incur as of December 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating leases	$2,640	$772	$1,225	$643	$-
Unconditional purchase obligations	7,361	7,361	-	-	-
Total	$10,001	$8,133	$1,225	$643	$-

We use third-party suppliers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these suppliers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain suppliers in accordance with our forecasts. In addition, we issue purchase orders to our third-party suppliers that may not be cancelable at any time.  As of December 31, 2013, we had open non-cancelable purchase orders amounting to approximately $7.4 million, primarily with our third-party suppliers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, British Pound, Australian Dollars, Canadian Dollars and the Euro.  We incur operating expenses primarily in U.S. Dollars, Swedish Krona, and Canadian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates. To date, exchange rate fluctuations have had a minimal impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures. However, the effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and the directional change against the U.S. Dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short term investments totaling approximately $106.6 million at December 31, 2013.  Cash equivalents and short-term investments are composed of money market funds and commercial paper. Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  All short-term investments have a weighted average maturity of less than one year and are classified as available-for sale, and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Because of the short weighted-average maturity of our investment portfolio at December 31, 2013, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Procera Networks, Inc.

We have audited the accompanying consolidated balance sheet of Procera Networks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(b)(2) for the years ended December 31, 2013 and 2012. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procera Networks, Inc., at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Procera Networks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Redwood City, California
March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Procera Networks, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the fiscal year ended December 31, 2011of Procera Networks, Inc. (the “Company”). Our audit also included the financial statement schedule as of December 31, 2011 listed in the accompanying index at Item 15(b)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with generally accepted accounting principles in the United States. Also in our opinion, the related financial statement schedule as of December 31, 2011 present fairly, in all material respects, the information set therein when considered in relation to the basic consolidated financial statements.

 /s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 15, 2012

PROCERA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$90,774	$30,933
Short-term investments	15,789	100,762
Accounts receivable, net of allowance of $129 and $96 at December 31, 2013 and 2012, respectively	25,008	16,603
Inventories, net	18,836	11,240
Prepaid expenses and other	2,128	2,012
Total current assets	152,535	161,550

Property and equipment, net	7,121	4,474
Intangible assets, net	6,270	-
Goodwill	12,326	960
Deferred tax asset	1,101	-
Other non-current assets	83	54
Total assets	$179,436	$167,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,305	$5,453
Deferred revenue	11,633	6,953
Accrued liabilities	6,721	4,949
Total current liabilities	25,659	17,355

Non-current liabilities:
Deferred revenue	3,273	2,878
Deferred tax liability	1,690	-
Deferred rent	143	-
Total liabilities	30,765	20,233

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 32,500 shares authorized; 20,652 and 19,696 shares issued and outstanding at December 31, 2013 and 2012, respectively	21	20
Additional paid-in capital	219,763	199,793
Accumulated other comprehensive loss	(1,897)	(76)
Accumulated deficit	(69,216)	(52,932)
Total stockholders’ equity	148,671	146,805
Total liabilities and stockholders’ equity	$179,436	$167,038

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Sales:
Product sales	$56,520	$47,723	$37,450
Support sales	18,153	11,904	6,954
Total sales	74,673	59,627	44,404
Cost of sales:
Product cost of sales	30,461	17,720	17,358
Support cost of sales	3,399	1,749	723
Total cost of sales	33,860	19,469	18,081

Gross profit	40,813	40,158	26,323

Operating expenses:
Research and development	17,548	7,472	4,647
Sales and marketing	29,251	18,158	12,026
General and administrative	12,036	9,223	5,707
Total operating expenses	58,835	34,853	22,380

Income (loss) from operations	(18,022)	5,305	3,943

Interest and other income (expense):
Interest and other income	601	362	73
Interest and other expense	(40)	(213)	(216)
Total other income (expense), net	561	149	(143)

Income (loss) before income taxes	(17,461)	5,454	3,800
Income tax provision (benefit)	(1,177)	123	45
Net income (loss)	$(16,284)	$5,331	$3,755

Net income (loss) per share - basic	$(0.81)	$0.30	$0.29
Net income (loss) per share - diluted	$(0.81)	$0.29	$0.28

Shares used in computing net income (loss) per share:
Basic	20,091	17,842	12,932
Diluted	20,091	18,337	13,219

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$(16,284)	$5,331	$3,755

Unrealized gain (loss) on short-term investments, net of tax of $0	(7)	21	(1)
Foreign currency translation adjustments	(1,814)	293	(57)
Other comprehensive income (loss)	(1,821)	314	(58)

Comprehensive income (loss)	$(18,105)	$5,645	$3,697

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2010	11,315	$11	$76,093	$(332)	$(62,018)	$13,754

Net income				-	3,755	3,755
Other comprehensive loss				(58)	-	(58)
Exercise of stock options	110	1	750	-	-	751
Exercise of warrants	100	-	183	-	-	183
Stock-based compensation	-	-	1,725	-	-	1,725
Issuance of common stock in registered placement, net of issuance costs	3,027	3	26,454	-	-	26,457
Issuance of restricted stock	76	-	-	-	-	-
Balances at December 31, 2011	14,628	15	105,205	(390)	(58,263)	46,567

Net income				-	5,331	5,331
Other comprehensive income				314	-	314
Exercise of stock options	372	-	3,756	-	-	3,756
Exercise of warrants	44	-	27	-	-	27
Stock-based compensation	-	-	2,784	-	-	2,784
Issuance of common stock in registered placement, net of issuance costs	4,500	5	88,021	-	-	88,026
Issuance of restricted stock	152	-	-	-	-	-
Balances at December 31, 2012	19,696	20	199,793	(76)	(52,932)	146,805

Net loss				-	(16,284)	(16,284)
Other comprehensive loss				(1,821)	-	(1,821)
Exercise of stock options	87	-	653	-	-	653
Stock-based compensation	-	-	5,057	-	-	5,057
Issuance of common stock as part of the Vineyard acquisition, net of issuance costs	825	1	14,260	-	-	14,261
Issuance of restricted stock	44	-	-	-	-	-
Balances at December 31, 2013	20,652	$21	$219,763	$(1,897)	$(69,216)	$148,671

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(16,284)	$5,331	$3,755
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation related to stock-based awards	5,057	2,784	1,725
Amortization of premium on investments	912	847	106
Depreciation	1,854	910	445
Amortization of intangible assets	1,573	-	-
Amortization of deferred compensation	5,831	-	-
Provision for bad debts	44	6	-
Provision for excess and obsolete inventory	1,020	723	381
Loss on retirement of property and equipment	53	-	17
Change in deferred taxes	(1,485)	-	-
Changes in assets and liabilities:
Accounts receivable	(7,875)	(5,037)	(255)
Inventories	(8,615)	(4,245)	(5,453)
Prepaid expenses and other current assets	1,971	(1,129)	(322)
Deferred compensation advanced to escrow	(2,701)	-	-
Accounts payable	1,745	2,604	938
Accrued liabilities	1,519	1,039	1,238
Deferred revenue	4,578	3,324	2,016
Net cash provided by (used in) operating activities	(10,803)	7,157	4,591

Cash flows from investing activities:
Purchase of Vineyard, net of cash received	(9,014)	-	-
Purchase of property and equipment	(4,078)	(3,976)	(960)
Purchase of short-term investments	(36,156)	(117,807)	(17,927)
Sales of short-term investments	11,212	7,001	2,716
Maturities of short-term investments	108,930	22,695	1,600
Net cash provided by (used in) investing activities	70,894	(92,087)	(14,571)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	88,026	26,457
Proceeds from exercise of stock options	653	3,756	958
Proceeds from exercise of warrants	-	27	183
Proceeds from line of credit	-	-	717
Repayments on line of credit	(497)	-	(2,435)
Net cash provided by financing activities	156	91,809	25,880

Effect of exchange rates on cash and cash equivalents	(406)	154	124

Net increase in cash and cash equivalents	59,841	7,033	16,024

Cash and cash equivalents, beginning of period	30,933	23,900	7,876

Cash and cash equivalents, end of period	$90,774	$30,933	$23,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$93	$61	$50
Cash paid for interest	$-	$10	$70
Issuance of common stock in connection with Vineyard acquisition	$14,261	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROCERA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Procera Networks, Inc. (“Procera” or the “Company”), is a leading provider of Intelligent Policy Enforcement (“IPE”), solutions based on Deep Packet Inspection technology, that enable mobile and broadband network operators and enterprises managing private networks, including higher education institutions, businesses and government entities (collectively referred to as network operators) to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.

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

During 2013, the Company identified immaterial errors in the consolidated financial statements for the year ended December 31, 2012, related to the recognition of revenue from a sale to a value added reseller, the accounting for inventory, and general and administrative fee accruals. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the year ended December 31, 2013, and had no material effect on the trend of financial results.

The consolidated financial statements for the year ended December 31, 2013 reflect the following immaterial adjustments related to prior periods: the reversal of $0.6 million in revenue and related gross margin of $0.4 million, inventory charges of $0.4 million, and additional general and administrative costs of $43,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  Actual results could differ from those estimates.  The accounting estimates that require management’s most significant and subjective judgments include the recognition of revenue, assessment of the recoverability of long-lived assets and goodwill, valuation of inventory, valuation and recognition of stock-based compensation, warranty estimates and accounting for income taxes.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Concentration of Risk

The financial instruments utilized by the Company that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in major financial institutions in the United States, Sweden, Canada and Australia. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2013 and 2012, the Company had approximately $90.5 million and $30.7 million, respectively, at financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

The Company’s investment policies limit investments to those that are low risk and restrict placement of these investments to issuers evaluated as creditworthy. As of December 31, 2013, the Company’s investments were composed of commercial paper and money market funds.  As of December 31, 2012, the Company's investments were composed of money market funds, U.S. agency securities, certificates of deposit, commercial paper and corporate bonds.

The Company’s sales have at times been concentrated with certain large customers. The Company also sells to a geographically diverse base of customers. For the year ended December 31, 2013, revenue from three customers, Shaw Communications, Inc., British Telecommunications plc, and Itochu Techno-Solutions Corp. represented 13%, 12%, and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  At December 31, 2013, one customer represented 32% of total accounts receivable, and 86% of accounts receivable were due from customers outside of the United States (see Note 17).  For the year ended December 31, 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenues.  At December 31, 2012, Itochu Techno-Solutions Corp., Shaw Communications, Inc., and Com Hem AB represented 14%, 12% and 12%, respectively, of total accounts receivable, and 86% of accounts receivable were due from customers outside of the United States.  For the year ended December 31, 2011, revenue from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively.  The Company maintains an allowance for uncollectible accounts receivable based upon expected collectability of all accounts receivable. The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers.

The Company is dependent on a limited number of third-party suppliers for its hardware equipment. The Company is dependent on the ability of these suppliers to provide products on a timely basis and on favorable pricing terms.  The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory, and the Company has not historically experienced inadequate supply issues from its suppliers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less from the date of purchase to be cash equivalents.

Investments

The goals of the Company’s investment policy are preservation of capital and maintenance of liquidity. The Company invests in instruments that are of high credit quality, primarily rated A/A2, and have a maturity of up to 24 months. However, the weighted average maturity of the portfolio does not exceed 12 months.  Investments that have a remaining maturity of greater than three months at the date of purchase and an effective maturity of less than one year are classified as short-term investments.

Investments are carried at fair value based upon quoted market prices at the end of the reporting period. As of December 31, 2013 and 2012, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of comprehensive income. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense).

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

Accounts Receivables and Allowance for Doubtful Accounts

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

No goodwill impairment charges were recorded in the periods presented.

Accounting for long-lived assets

The Company reviews its long-lived assets, including property and equipment and purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operation or use of an asset or acquired business.

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

Commitments and Contingencies

Certain conditions may exist on the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company and its legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Derivatives

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”), and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions.

Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings. The pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Stock-Based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  The fair value of restricted stock and restricted stock unit grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  These amounts are expensed over the requisite service period of each award, which is the vesting period, using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and, as such, amounts have been reduced by estimated forfeitures.  The Company has historically issued stock options, restricted stock units and vested and nonvested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

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

Sales of the Company’s PacketLogic products typically involve the integration of software and a hardware appliance, where the hardware and software work together to deliver the essential functionality of the product.   Product revenue consists of revenue from sales of appliances and software licenses. PacketLogic product sales include a perpetual license to the Company’s software that is essential to the functionality of the hardware, and on occasion include licenses to additional software. NAVL sales include term licenses sold as a subscription.  Revenue from sales of term licenses are recognized ratably over the subscription term, generally one year.  Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.  Virtually all sales include post-contract support (“PCS”) services (included in support revenue), which consist of software updates and customer support. Software updates provide customers access to a growing library of electronic Internet traffic identifiers (signatures) and rights to non-specific software product upgrades, maintenance releases and patches released during the term of the support period.  Support includes Internet access to technical content, telephone and Internet access to technical support personnel and hardware support.

Receipt of a customer purchase order is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery of PacketLogic products generally occurs when a product is delivered to a common carrier F.O.B. shipping point.  However, product revenue based on channel partner purchase orders is recorded based on sell-through to the end user customers until such time as the Company has established significant experience with the channel partner’s ability to complete the sales process, which requires judgment.  Additionally, when the Company introduces new products for which there is no historical evidence of acceptance history, revenue is recognized on the basis of end-user acceptance until such history has been established. Delivery of Packetlogic license upgrades and NAVL licenses occur when such licenses are made available to customers.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered.  Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses.  Payment terms to customers generally range from net 30 to 90 days.  Certain customers are occasionally granted longer terms based on the Company’s assessment of their credit risk.  In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Customer orders normally contain multiple items. The initial PacketLogic product delivery consists of the hardware and software elements, and these elements have standalone value to the customer. Through the year ended December 31, 2013, the elements that remained undelivered at the time of product delivery were PCS services.  Orders for the NAVL products consist of term software licenses and PCS services which are recognized ratably over the term of the arrangement, typically one year.

Under the revenue recognition guidance discussed in the first paragraph above, the Company allocates revenue to each element in an arrangement based on relative selling price using a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence (“TPE”), if VSOE is not available, or the Company’s best estimate of selling price (“ESP”), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  In arrangements that include NAVL or non-essential software (“software deliverables”), revenue is allocated to each separate unit of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement.  Revenue allocated to the software deliverables as a group is then allocated first to the PCS services based on VSOE, and then to the software, using the residual method under the software revenue recognition guidance.

 The Company determines VSOE for PCS based on a percentage of invoice price, with different rates based on service level.  The Company has determined that these rates represent VSOE for PCS based on its history of charging these rates for PCS to customers upon renewal.  The Company has a history of such renewals, the vast majority of which are at the VSOE rate on a customer by customer basis.  PCS revenue is recognized ratably over the life of the contract.  A small portion of service revenue is derived from providing training on products and the Company uses the completed-contract method to recognize such revenue.

As the PacketLogic hardware and software products are rarely sold separately, the Company generally does not have VSOE for these products, and TPE is not available. The Company determines the ESP for these hardware and software deliverables considering internal factors such as discounting and pricing policies, and external factors such as market conditions in different geographies and competitive positioning.

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

Development costs incurred in the research and development of new products, other than software, and enhancements to existing products are expensed as incurred. Costs for the development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized.  To date, the Company’s software has been available for general release shortly after being determined to be technologically feasible, which the Company defines as a working prototype.  Accordingly, those costs have not been material.

Advertising Costs

Advertising expenses consist primarily of costs incurred in the design, development and printing of Company literature and marketing materials.  Advertising costs are expensed as incurred.  Advertising expenses were not significant for the years ended December 31, 2013, 2012 and 2011.

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

Foreign Operations

The accompanying balance sheets contain certain recorded Company assets in foreign countries, primarily Sweden, Canada and Australia. Although these countries are considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties or government regulations, it is always possible that unanticipated events in foreign countries could  have a material adverse effect on the Company’s operations.

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

Business Segments

The Company has one reportable operating segment. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results (see Note 17).

3.	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-7, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-7”).  ASU 2013-7 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists.  The amendments are effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted.  The Company does not expect the adoption of these amendments to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. The Company adopted ASU 2013-02 prospectively as required on January 1, 2013 by electing to present the required information in a single footnote.  Adoption of this new amended guidance did not have a material impact on the Company’s disclosures to its financial statements.

4.	Cash Equivalents and Short-term Investments

The Company’s cash equivalents and short-term investments at December 31, 2013 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$79,869	$-	$-	$79,869
Commercial paper	15,776	13	-	15,789
Total investments	$95,645	$13	$-	$95,658

Reported as:
Cash equivalents	$79,869	$-	$-	$79,869
Short-term investments	15,776	13	-	15,789
Total	$95,645	$13	$-	$95,658

The Company’s cash equivalents and short-term investments at December 31, 2012 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$13,505	$-	$-	$13,505
Certificate of deposit	9,696	-	-	9,696
Commercial paper	51,276	18	-	51,294
U.S. agency securities	34,751	5	(5)	34,751
Corporate bonds	5,019	2	-	5,021
Total investments	$114,247	$25	$(5)	$114,267

Reported as:
Cash equivalents	$13,505	$-	$-	$13,505
Short-term investments	100,742	25	(5)	100,762
Total	$114,247	$25	$(5)	$114,267

As of December 31, 2013, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of comprehensive income (loss).  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments generally have a remaining maturity of greater than three months at the date of purchase and an effective maturity of up to 24 months.  However, the weighted average maturity of the portfolio does not exceed 12 months.  As of December 31, 2013, the Company had certain investments with a maturity greater than one year.  Investments with maturities greater than one year were $3.7 million as of December 31, 2013. However, management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months.  Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying consolidated balance sheets. None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company did not identify any investments that were other-than-temporarily impaired during the years ended December 31, 2013 and 2012.

The Company did not incur any material realized gains or losses in the years ended December 31, 2013, 2012 and 2011.

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

The following tables represent the Company’s fair value hierarchy for its financial assets as of December 31, 2013 measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$79,869	$-	$-	$79,869
Commercial paper	-	15,789	-	15,789
Total assets measured at fair value	$79,869	$15,789	$-	$95,658

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

In general, and where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value.  This pricing methodology applies to Level 1 investments which are comprised of money market funds.  If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly.  These investments are included in Level 2 and consist of certificates of deposit, commercial paper, U.S. agency securities and corporate bonds. U.S. agency securities and corporate bonds are valued at a consensus price, which is a weighted average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm.  Certificates of deposit and commercial paper are valued using market prices when available, adjusting for accretion of the purchase price to face value at maturity.

During the years ended December 31, 2013 and 2012, the Company did not have any transfers between Level 1 and Level 2 fair value instruments.

6.	Acquisitions

On January 9, 2013, the Company completed its acquisition of Vineyard Networks Inc. (“Vineyard”), a privately held developer of Layer 7 Deep Packet Inspection (“DPI”) and application classification technology located in Kelowna, Canada. Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription- based original equipment manufacturer and partner agreements.  This acquisition complements the Company’s hardware and application software-based IPE and DPI solutions, expands the way it sells solutions to customers, and increases the Company’s customer base, previously comprised primarily of network operators, thereby allowing the Company to provide complementary technology and solutions to a greater number of customers.

For the year ended December 31, 2013, Vineyard contributed approximately $2.7 million in revenue and $2.6 million in net loss.

The total purchase price for the acquisition of Vineyard was $20.9 million, consisting of $9.8 million cash consideration and $11.1 million of the Company’s common stock in exchange for 100% of the outstanding securities of Vineyard.  Of the consideration paid, $2.0 million and $1.9 million in cash and stock, respectively, will be held in escrow for a period of 18 or 36 months from the closing of the acquisition and will be released subject to resolution of certain contingencies.  In addition to the purchase consideration, the Company has recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in the Company’s common stock, related to retention agreements with Vineyard’s three founders, which will be disbursed from the escrow account after one year of continuous employment with the Company.  The Company recognized $5.8 million in compensation costs related to these retention agreements for the year ended December 31, 2013 and the amounts were released from escrow in January 2014.

The Company recognized acquisition-related costs for Vineyard of $1.0 million during the first quarter of 2013.  These acquisition-related charges were expensed in the period incurred and reported in the Company’s condensed consolidated statements of operations within general and administrative expenses.

The following table summarizes the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date (in thousands):

Assets acquired
Cash	$822
Accounts receivable, net	525
Other current assets	2,095
Identifiable intangible assets	8,460
Goodwill (1)	12,346
Other assets	303
Total assets acquired	24,551
Liabilities assumed
Accounts payable and other accrued liabilities	420
Deferred revenue	555
Notes payable	511
Deferred tax liability	2,141
Total liabilities assumed	3,627
Net assets acquired	$20,924

(1)	None of the goodwill recognized is expected to be deductible for income tax purposes.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired in connection with the acquisition of Vineyard, which was completed during the first quarter of 2013 (in thousands, except years):

	Estimated Useful Life (in years)	Amount
Developed technology	5	$5,910
Customer relationships	5	2,550
Total		$8,460

Acquired technology consists of existing research and development projects at the time of the acquisition that have reached technological feasibility. No in-process research and development was included in acquired intangible assets as of the acquisition date.

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

	December 31,
	2013	2012
Pro forma revenues	$75,738	$61,535
Pro forma net loss	(7,827)	(3,718)
Basic and diluted loss per share	(0.39)	(0.20)

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

These adjustments are as follows (in thousands):

	December 31,
	2013	2012
Acquisition-related expenses for Vineyard	$(1,026)	$—
Intangible amortization	36	1,661
Net change in stock compensation expense	(636)	1,727
Increase (decrease) in deferred compensation expense	(5,809)	5,874
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	165	518

7.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the twelve months ended December 31, 2013 were as follows (in thousands):

Year Ended December 31, 2013
Balance, December 31, 2012	$960
Additions from Vineyard acquisition	12,346
Translation adjustments	(980)
Balance, December 31, 2013	$12,326

Intangible assets other than goodwill are amortized on a straight-line basis over their estimated remaining useful lives.

The following table is a summary of acquired intangible assets with remaining net book values at December 31, 2013 (in thousands, except weighted average remaining life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,446	$(1,066)	$4,380	4.01
Customer relationships	2,350	(460)	1,890	4.01
Balance at December 31, 2013	$7,796	$(1,526)	$6,270

The Company had no acquired intangible assets with remaining book values at December 31, 2012.

For the year ended December 31, 2013, amortization expense of $1.1 million related to developed technology was recorded in product cost of sales.  For the year ended December 31, 2013, amortization expense of $0.5 million related to customer relationships was recorded in sales and marketing expense.

The changes in the carrying value of acquired intangible assets during the year ended December 31, 2013 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2012	$—	$—	$—
Additions	8,460	1,566	6,894
Translation adjustments	(664)	(40)	(624)
Balance at December 31, 2013	$7,796	$1,526	$6,270

The following table presents the estimated future amortization of intangible assets as of December 31, 2013 (in thousands):

Fiscal Year	Amortization
2014	$1,559
2015	1,559
2016	1,559
2017	1,559
2018	34
Total	$6,270

8.	Balance Sheet Details

Inventory

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market.

Inventories at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Finished goods	$18,617	$10,886
Raw materials	219	354
Inventories, net	$18,836	$11,240

Property and Equipment

The following is a summary of property and equipment as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Machinery and equipment	$9,343	$6,300
Computer equipment	488	417
Office furniture and equipment	387	169
Leasehold improvements	539	117
Software	326	106
Accumulated depreciation	(3,962)	(2,635)
Property and equipment, net	$7,121	$4,474

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $0.9 million and $0.4 million, respectively.

Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Payroll and related	$3,179	$2,166
Sales commissions	1,608	1,112
Warranty	131	406
Audit and legal services	198	368
Other	1,605	897
Total accrued liabilities	$6,721	$4,949

Warranty Reserve

Changes in the warranty reserve during the years ended December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Warranty accrual, beginning of period	$406	$565
Provision for current period sales	58	96
Change in liability for pre-existing warranties	(115)	-
Deductions for warranty claims processed during the period	(218)	(255)
Warranty accrual, end of period	$131	$406

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2013	2012
Accumulated net unrealized loss on short-term investments	$13	$20
Accumulated foreign currency translation adjustments	(1,910)	(96)
Accumulated other comprehensive loss	$(1,897)	$(76)

9.	Line of Credit

On February 3, 2012, the Company’s loan and security agreement with Silicon Valley Bank was amended and restated (the “Amended Secured Credit Facility”), to increase the secured line of credit facility from $2.0 million to $10.0 million and to provide for borrowings through February 2, 2014. Pursuant to the Amended Secured Credit Facility, borrowings bear interest at the prime rate plus 1%, but not less than 4.25% on an annual basis.  The Company paid Silicon Valley Bank a $35,000 commitment fee in each of the two years under the agreement. The Amended Secured Credit Facility is secured by substantially all of the Company’s assets.  The terms of the Amended Secured Credit Facility include a financial covenant requiring a minimum company liquidity ratio and restrictions on the Company’s ability to incur certain additional indebtedness, pay dividends, create or permit liens on assets or engage in mergers, consolidations or dispositions.  The Company was in compliance with the financial covenants as of December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Company had no outstanding balance on its Amended Secured Credit Facility. The Amended Secured Credit Facility expired on February 2, 2014.

10.	Related Party Transactions

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

During the years ended December 31, 2013, 2012 and 2011, the Company recognized revenue of approximately $0.1 million, $1.7 million and $0.9 million, respectively, on sales to GENBAND.  At December 31, 2012, the Company had accounts receivable of approximately $38,000 from GENBAND.

Effective April 15, 2013, Procera and GENBAND terminated the OEM Agreement and the letter agreement, dated July 19, 2010 (the “Letter Agreement”), between the Company and GENBAND US LLC. The terminations of the OEM Agreement and the Letter Agreement were effected pursuant to the execution of a transition agreement between Procera and GENBAND.  The transition agreement permits GENBAND to continue to perform its functions for existing customers, as provided under the OEM Agreement, for the remainder of the current service term, and further provides that Procera will continue to provide support or maintenance to GENBAND’s existing customers under or in connection with the OEM Agreement and for which GENBAND previously submitted a purchase order.

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

As of December 31, 2013, future minimum lease payments due under operating leases are as follows (in thousands):

Years ending December 31,
2014	$772
2015	630
2016	595
2017	470
2018	173
Total minimum lease payments	$2,640

Rent expense for operating leases was $0.8 million for the year ended December 31, 2013, and $0.4 million for each of the years ended December 31, 2012 and 2011, respectively.

Purchase Commitments with Suppliers

The Company issues purchase orders to third-party suppliers that may not be cancelable.  As of December 31, 2013, the Company had open non-cancelable purchase orders amounting to approximately $7.4 million, primarily with the Company’s third-party suppliers.

12.	Guarantees

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

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place.  The Company has not been required to indemnify any directors or officers under these agreements.

13.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 15.0 million shares of preferred stock, par value $0.001 per share.  As of December 31, 2013 and 2012, no shares of preferred stock were issued and outstanding.

Common Stock Transactions

On January 9, 2013, the Company issued 825,060 unregistered shares with a value of approximately $14.3 million , pursuant to the Company’s acquisition of Vineyard as part of the purchase consideration in exchange for 100% of the outstanding securities of Vineyard and deferred compensation to the founders of Vineyard. On February 13, 2013, the Company filed with the SEC a Registration Statement on Form S-3 covering the resale of these shares. The Registration Statement on Form S-3 was declared effective by the SEC on March 7, 2013.  Pursuant to the acquisition agreement between the Company and Vineyard, approximately 518,000 shares were transferred to the former Vineyard shareholders at closing, with the remainder being held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition.

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

Stock Incentive Plans

In August 2003, October 2004 and October 2007, the Company’s Board of Directors (the “Board”), and subsequently its stockholders, adopted the 2003 Stock Option Plan, 2004 Stock Option Plan and 2007 Equity Incentive Plan, respectively (collectively referred to as the “Plan”).  In March 2011, the Board approved an increase of 400,000 shares of common stock that may be issued under the Plan to an aggregate of 1,100,000 shares.  This increase was approved by the Company’s stockholders at the 2011 Annual Meeting of Stockholders. In March 2012, the Board approved an increase of 800,000 shares of common stock under the Plan, which increase was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. In March 2013, the Board approved an increase of 500,000 shares of common stock under the Plan, which increase was approved by the Company’s stockholders at the 2013 Annual Meeting of Stockholders.  The aggregate number of shares reserved for issuance under the Plan at December 31, 2013 is 2,400,000.

The purpose of the Plan is to enable the Company to offer stock-based incentives to employees, directors and consultants with the objective of aligning those individuals’ interests with those of stockholders.  Under the Plan, the Company is authorized to grant a wide variety of incentive awards, including incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and performance cash awards to employees, directors and consultants.  Incentive stock options may only be granted to Company employees.

As of December 31, 2013, 549,698 shares were available for future grant under the Plan.  The options under the Plan vest over varying lengths of time pursuant to various option agreements that the Company has entered into with the grantees of such options. The Plan is administered by the Board.  Subject to the provisions of the Plan, the Board has authority to determine the employees, directors and consultants who are to be awarded options and the terms of such awards, including the number of shares subject to such options, the fair market value of the common stock subject to options, the exercise price per share and other terms.

Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award and generally cannot have a duration of more than ten years.  If the grant is to a stockholder holding more than 10% of the Company’s voting stock, the exercise price must be at least 110% of the fair market value on the date of grant. Options generally vest over a period of three to five years.  Stock option exercises are settled with newly issued shares of common stock approved by stockholders for inclusion under the Plan.  Awards are set forth in written agreements between the Company and the respective option holders.  Awards under the Plan may not be made after the tenth anniversary of the date of adoption of each respective stock option plan but awards granted before that date may extend beyond that date.

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

Restricted stock awards are awards of shares of common stock that vest in accordance with terms and conditions established by the Board. Each restricted stock award is evidenced by an award agreement that sets forth the terms and conditions of the award.  The Board sets the terms of the restricted stock award, including the size of the restricted stock award, the price to be paid by the recipient, if any, the vesting schedule and any performance criteria that may be required for the stock to vest.  The award may vest based on continued employment and/or the achievement of performance goals.  If a participant’s service terminates before the restricted stock is fully vested, all of the unvested shares will be forfeited by the participant unless otherwise provided in the restricted stock award agreement.

Restricted stock unit awards are awards of units that relate to shares of common stock that vest in accordance with terms and conditions established by the Board. Each restricted stock unit award is evidenced by an award agreement that sets forth the terms and conditions of the award.  The Board sets the terms of the restricted stock unit award, including the size of the restricted stock unit award, the price to be paid by the recipient, if any, the vesting schedule and any performance criteria that may be required for the award to vest.  The award may vest based on continued employment and/or the achievement of performance goals.  If a participant’s service terminates before the restricted stock unit is fully vested, all of the unvested units will be forfeited by the participant unless otherwise provided in the restricted stock unit award agreement.

Stock Incentive Plan Activity

Stock Options

The following table summarizes the Company’s stock option activity for the three years ended December 31, 2013 (in thousands, except per share data):

	Years Ended December 31,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,332	$14.93	1,198	$10.35	975	$8.93
Granted	941	15.64	629	20.64	371	12.91
Exercised	(82)	7.36	(372)	10.24	(109)	6.94
Cancelled	(367)	18.30	(123)	14.67	(39)	11.24
Outstanding at the end of the year	1,824	$15.07	1,332	$14.93	1,198	$10.35
Vested and expected to vest at the end of the year	1,702	$14.98	1,254	$14.66	1,147	$10.29
Exercisable at the end of the year	674	$12.59	618	$11.58	707	$10.21

As of December 31, 2013, the aggregate intrinsic value of options outstanding, options vested and expected to vest, and options exercisable was $3.5 million, $3.4 million and $2.8 million, respectively.  As of December 31, 2013, the weighted average remaining contractual life of options outstanding, options vested and expected to vest, and options exercisable was 8.33 years, 8.26 years and 6.86 years, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $3.6 million and $0.8 million, respectively. Total fair value of options vested during 2013, 2012 and 2011 was $2.2 million, $1.9 million and $1.3 million, respectively.

Restricted Stock

The following is a summary of the Company’s restricted stock and restricted stock unit activity for the three years ended December 31, 2013 (in thousands, except per share data):

	Years Ended December 31,
	2013		2012		2011
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Unvested outstanding at the beginning of the year	253	$15.79	136	$9.24	60	$5.30
Granted	159	14.50	152	20.32	76	12.33
Vested	(109)	11.52	(35)	10.04	-	-
Forfeited	(1)	20.25	-	-	-	-
Unvested outstanding at the end of the year	302	$16.63	253	$15.79	136	$9.24

Stock-Based Compensation

Stock-based employee compensation expense recognized pursuant to the Company’s stock incentive plans on the accompanying consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of goods sold	$386	$150	$105
Research and development	1,225	322	127
Sales and marketing	1,682	1,175	471
General and administrative	1,764	1,137	1,022
Total stock-based compensation expense	$5,057	$2,784	$1,725

Stock-based compensation in the year ended December 31, 2013 includes a one-time $660,000 charge associated with the acceleration of Vineyard option grants at the closing of the acquisition.

No income tax benefits were recognized in the years ended December 31, 2013, 2012 and 2011 due to the current year operating losses and operating loss carry-forwards available to offset income in prior periods.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of December 31, 2013, total unrecognized compensation cost related to unvested stock options was $9.5 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 3.12 years, and total unrecognized compensation cost related to non-vested restricted stock awards was $3.7 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average amortization period of 2.88 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  The fair value of each restricted stock and restricted stock unit grant is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Expected term (in years)	4.89	4.55	5.28
Expected volatility	76%	78%	68%
Risk-free interest rate	1.09%	0.65%	1.38%
Dividend yield	-%	-%	-%

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $9.31, $12.00 and $7.41, respectively.

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

14.	Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(13,287)	$1,761	$3,001
Foreign	(4,174)	3,693	799
Income (loss) before income taxes	$(17,461)	$5,454	$3,800

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current income taxes:
Federal	$-	$-	$-
State	(7)	60	39
Foreign	237	63	6
Total current income taxes	230	123	45

Deferred income taxes:
Foreign	(1,407)	-	-
Total deferred income taxes	(1,407)	-	-
Income tax provision (benefit)	$(1,177)	$123	$45

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
Deferred tax assets:	2013	2012
Federal, state and foreign net operating losses	$10,508	$10,037
Research and other tax credits	1,122	350
Stock-based compensation expense	1,236	1,001
Other	2,634	1,238
Valuation allowance	(14,399)	(12,626)
Total deferred tax assets	1,101	-

Deferred tax liabilities:
Intangible assets and others	(1,690)	-
Net deferred tax liabilities	$(589)	$-

Reconciliation between the tax provision computed at the Federal statutory income tax rate of 34% and the Company’s actual effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Computed at statutory rate	$(5,936)	$1,854	$1,292
Research & development credits	-	-	(2)
State income taxes	(562)	132	140
Stock compensation	1,108	(107)	309
Foreign tax	246	(1,264)	213
Acquisition expense	2,122	-	-
Permanent and other	641	229	8
Valuation allowance	1,204	(721)	(1,915)
Total	$(1,177)	$123	$45

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $1.8 million and decreased by $2.1 million for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25.2 million which will begin to expire in 2021.  The Company also has state net operating loss carryforwards of approximately $23.8 million which will begin to expire in 2014.  The net operating loss include $1.9 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in deferred tax assets.  The Company also has foreign net operating loss carryforwards of $1.3 million which will begin to expire in 2029.  The Company also has Federal and California research and development tax credits of $0.3 million and $0.2 million, respectively.  The federal research credits will begin to expire in 2022 while the California research credits have no expiration date.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

The Company files income tax returns in the U.S., various state jurisdictions and in the countries of Sweden, Canada, Australia, Singapore, and Japan.  As of December 31, 2013, the federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period are still open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in foreign jurisdictions for the years ended 2007 through the current period.

The Company has indefinitely reinvested approximately $0.7 million of undistributed earnings of its foreign operations outside the U.S. as of December 31, 2013.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is the Company’s intention to utilize these earnings in these foreign jurisdictions.   If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at January 1, 2013	$193
Increase related to current year tax position	2
Increase related to tax position of prior year	1
Balance at December 31, 2013	$196

A total of $0.2 million of the unrecognized tax benefits would affect the Company’s effective tax rate. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, we have no accrued interest or penalties related to uncertain tax positions.  The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2014.

15.	Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share and potential shares of common stock that are not included in the diluted net income (loss) per share calculation because their effect is antidilutive:

	Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Numerator:
Net income (loss)	$(16,284)	$5,331	$3,755
Denominator:
Weighted average common shares - basic	20,091	17,842	12,932
Dilutive effect of employee equity incentive plans	-	484	220
Dilutive effect of warrants	-	11	67
Weighted average common shares - diluted	20,091	18,337	13,219

Net income (loss) per share:
Basic	$(0.81)	$0.30	$0.29
Diluted	$(0.81)	$0.29	$0.28

Anti-dilutive securities:
Options and restricted stock	1,186	301	455
Warrants	-	-	114
Total anti-dilutive securities	1,186	301	569

16.	Retirement Plans

The Company allows eligible employees to participate in a 401(k) defined-contribution retirement plan, which allows contributions on a pre-tax basis.  Generally, all employees based in the U.S. are eligible to participate in the plan which allows voluntary contributions, subject to the annual maximum allowed by the U.S. Internal Revenue Service.  The Company may contribute as much as determined by the Board of Directors.  The Company made $0.2 million matching contributions to the defined-contribution retirement plan for the year ended December 31, 2013.  The Company did not make any matching contributions for the years ended December 31, 2012 and 2011.

17.	Segment Information and Revenue by Geographic Region

The Company has one reportable operating segment. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.

Sales for geographic regions were based upon the customer’s location.  The location of long-lived assets is based on the physical location of the Company’s regional offices.  The following are summaries of sales and long-lived assets by geographic region (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales:
United States	$17,273	$19,622	$10,539
Canada and Latin America	12,118	9,435	12,156
Asia Pacific and China	15,954	13,751	7,342
Europe, Middle East and Africa	29,328	16,819	14,367
Total	$74,673	$59,627	$44,404

	December 31,
	2013	2012
Long-lived assets:
United States	$1,444	$1,750
Canada	1,019	-
Europe	4,655	2,719
Australia	3	5
Total	$7,121	$4,474

Sales made to customers located outside the United States as a percentage of total net revenues were 77%, 67% and 76% for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, revenue from three customers, Shaw Communications, Inc., British Telecommunications plc, and Itochu Techno-Solutions Corp. represented 13%, 12%, and 10% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2012, revenue from one customer, Shaw Communications, Inc., represented 16% of net revenues, with no other single customer accounting for more than 10% of net revenues.  For the year ended December 31, 2011, revenue from two customers, Shaw Communications, Inc. and Jet Infosystems, represented 27% and 12% of net revenues, respectively, with no other single customer accounting for more than 10% of net revenues.

At December 31, 2013, accounts receivable from one customer represented 32% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2012, accounts receivable from three customers represented 14%, 12% and 12%, respectively, of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2013 and 2012, approximately 86% and 86%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

18.	Subsequent Events

As part of the Vineyard acquisition in January 2013, the Company recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in the Company’s common stock, relating to retention agreements with Vineyard’s three founders, to be held in escrow until the founders have completed one year of continuous employment with the Company.  In January 2014, these amounts were released from escrow.

On February 2, 2014, the Company’s Amended Secured Credit Facility with Silicon Valley Bank expired.  The Company had no outstanding balance on its Amended Secured Credit Facility.

Supplemental Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31, 2013
	March 31	June 30	September 30	December 31

Net sales	$14,171	$17,839	$21,333	$21,330
Gross profit	7,369	10,725	10,357	12,362
Net loss	(6,717)	(3,282)	(2,983)	(3,302)
Basic net loss per share (1)	(0.34)	(0.16)	(0.15)	(0.16)
Diluted net loss per share (1)	(0.34)	(0.16)	(0.15)	(0.16)

	Year Ended December 31, 2012
	March 31	June 30	September 30	December 31

Net sales	$12,332	$14,665	$16,061	$16,569
Gross profit	8,663	9,247	11,521	10,727
Net income	579	766	2,763	1,223
Basic net income per share (1)	0.04	0.04	0.14	0.06
Diluted net income per share (1)	0.04	0.04	0.14	0.06

(1)	Basic and diluted net income (loss) per share is computed independently. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

The audit reports of PMB on the Company’s financial statements for the fiscal year ended December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2011 and the subsequent interim period through March 30, 2012, there were no disagreements and no reportable events with PMB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of PMB, would have caused PMB to make reference to the matter of such disagreements in their reports.

On March 30, 2012, the Audit Committee engaged E&Y as the Company’s new independent registered public accounting firm. During the fiscal year ended December 31, 2011 and the subsequent interim period through March 30, 2012, neither the Company nor anyone on its behalf has consulted with E&Y regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by E&Y that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

We prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and we are responsible for their accuracy.  The financial statements necessarily include amounts that are based on our best estimates and judgments. In meeting our responsibility, we rely on internal accounting and related control systems.  As our business grows and becomes more complex, we continually evaluate our internal control systems, processes, and talent and make changes to respond to the normal evolution of our business by revising and/or enhancing controls, processes and internal resources, and supplementing internal resources as appropriate with third-party consultants.  The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

In connection with the preparation of our annual financial statements, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  The assessment was based upon the framework described in the “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”).  Our assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting.  We have reviewed the results of the assessment with the Audit Committee of our Board of Directors.

Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2013, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Procera Networks, Inc.

We have audited Procera Networks, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Procera Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Procera Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Procera Networks, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and our report dated March 11, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 11, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the SEC in connection with the annual meeting of stockholders to be held in 2014 (the “2014 Proxy Statement”).  The information required by this item related to the executive officers can be found in the section captioned “Executive Officers of the Company” under Part I, “Item 1. Business” of this Annual Report on Form 10-K, and is also incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the  2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in the 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Account Fees and Services” in the 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 46.

(b)(2)	Financial Statement Schedules

PROCERA NETWORKS, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expense or Other Accounts	Deductions	Balance at End of Year
(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2013	$96	$40	$(7)	$129
Year ended December 31, 2012	98	6	(8)	96
Year ended December 31, 2011	322	2	(225)	98

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

3.1* Certificate of Incorporation filed on June 13, 2013, included as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2* Bylaws, effective June 13, 2013, included as Exhibit 3.4 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
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
10.3*‡ Restated Executive Employment Agreement for James F. Brear, dated as of December 4, 2012, included as Exhibit 10.1 to our current report on Form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.4*‡ Restated Executive Employment Agreement for Charles Constanti, dated as of December 3, 2012, included as Exhibit 10.2 to our current report on Form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.5*‡ Form of Indemnity Agreement, included as Exhibit 10.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
10.6* Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our current report on Form 8-K filed on February 8, 2012 and incorporated herein by reference.

10.7*‡ Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan, as amended), included as Exhibit 10.2 to our quarterly report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.8*‡ Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan, as amended), included as Exhibit 10.3 to our quarterly report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.9*‡ 2007 Equity Incentive Plan, as amended, included as Exhibit 10.1 to our current report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
10.10*‡  Form of Inducement Grant Option Agreement entered into between the Company and certain Canadian employees, included as Exhibit 4.3 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

10.11*‡   Form of Inducement Grant Option Agreement entered into between the Company and certain U.S. employees, included as Exhibit 4.4 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

10.12‡ Form of Restricted Stock Unit Award Agreement for United States residents (2007 Equity Incentive Plan, as amended).
10.13‡ Form of Restricted Stock Unit Award Agreement for Swedish residents (2007 Equity Incentive Plan, as amended).
10.14‡ Form of Restricted Stock Unit Award Agreement for Canadian residents (2007 Equity Incentive Plan, as amended).
10.15‡ Form of Restricted Stock Unit Award Agreement for residents outside the United States, Sweden and Canada (2007 Equity Incentive Plan, as amended).
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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 11th day of March 2014.

Procera Networks, Inc.

Date: March 11, 2014	By:	/s/ James Brear
James Brear
President and Chief Executive Officer

Date: March 11, 2014	By:	/s/ Charles Constanti
Charles Constanti
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Brear and Charles Constanti, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Brear	President, Chief Executive Officer	March 11, 2014
James Brear	(Principal Executive Officer) and Director

/s/ Charles Constanti	Chief Financial Officer	March 11, 2014
Charles Constanti	(Principal Accounting and Financial Officer)

/s/ Thomas Saponas	Director	March 11, 2014
Thomas Saponas

/s/ Scott McClendon	Director	March 11, 2014
Scott McClendon

/s/ Mary Losty	Director	March 11, 2014
Mary Losty

/s/ Staffan Hillberg	Director	March 11, 2014
Staffan Hillberg

/s/ Douglas Miller	Director	March 11, 2014
Douglas Miller

/s/ Alan Lefkof	Director	March 11, 2014
Alan Lefkof

/s/ William Slavin	Director	March 11, 2014
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

3.1* Certificate of Incorporation filed on June 13, 2013, included as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2* Bylaws, effective June 13, 2013, included as Exhibit 3.4 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
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
10.3*‡ Restated Executive Employment Agreement for James F. Brear, dated as of December 4, 2012, included as Exhibit 10.1 to our current report on Form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.4*‡ Restated Executive Employment Agreement for Charles Constanti, dated as of December 3, 2012, included as Exhibit 10.2 to our current report on Form 8-K filed on December 5, 2012 and incorporated herein by reference.

10.5*‡ Form of Indemnity Agreement, included as Exhibit 10.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
10.6* Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated February 3, 2012, included as Exhibit 10.1 to our current report on Form 8-K filed on February 8, 2012 and incorporated herein by reference.

10.7*‡ Form of Restricted Stock Bonus Grant Notice (2007 Equity Incentive Plan, as amended), included as Exhibit 10.2 to our quarterly report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.8*‡ Form of Restricted Stock Bonus Agreement (2007 Equity Incentive Plan, as amended), included as Exhibit 10.3 to our quarterly report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference.

10.9*‡ 2007 Equity Incentive Plan, as amended, included as Exhibit 10.1 to our current report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
10.10*‡  Form of Inducement Grant Option Agreement entered into between the Company and certain Canadian employees, included as Exhibit 4.3 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

10.11*‡   Form of Inducement Grant Option Agreement entered into between the Company and certain U.S. employees, included as Exhibit 4.4 to our registration statement on Form S-8 filed on February 13, 2013 and incorporated herein by reference.

10.12‡ Form of Restricted Stock Unit Award Agreement for United States residents (2007 Equity Incentive Plan, as amended).
10.13‡ Form of Restricted Stock Unit Award Agreement for Swedish residents (2007 Equity Incentive Plan, as amended).
10.14‡ Form of Restricted Stock Unit Award Agreement for Canadian residents (2007 Equity Incentive Plan, as amended).
10.15‡ Form of Restricted Stock Unit Award Agreement for residents outside the United States, Sweden and Canada (2007 Equity Incentive Plan, as amended).
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