Form 10-Q
period 2014-03-31
PROCERA NETWORKS, INC.
filed 2014-05-08
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _ to _  .

Commission File Number: 000-49862

PROCERA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0974674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47448 Fremont Boulevard, Fremont, California	94538
(Address of principal executive offices)	(Zip code)

(510) 230-2777
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of May 6, 2014, the registrant had 20,660,157 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

Index
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2014	2013
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$32,877	$90,774
Short-term investments	73,435	15,789
Accounts receivable, net of allowance of $169 and $129 at March 31, 2014 and December 31, 2013, respectively	12,965	25,008
Inventories, net	20,229	18,836
Prepaid expenses and other	2,086	2,128
Total current assets	141,592	152,535

Property and equipment, net	7,658	7,121
Intangible assets, net	5,665	6,270
Goodwill	11,911	12,326
Deferred tax assets	1,210	1,101
Other non-current assets	91	83
Total assets	$168,127	$179,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,651	$7,305
Deferred revenue	10,458	11,633
Accrued liabilities	5,919	6,721
Total current liabilities	20,028	25,659

Non-current liabilities:
Deferred revenue	2,957	3,273
Deferred tax liability	1,599	1,690
Deferred rent	136	143
Total liabilities	24,720	30,765

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 20,660 and 20,652 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	221,145	219,763
Accumulated other comprehensive loss	(2,567)	(1,897)
Accumulated deficit	(75,192)	(69,216)
Total stockholders’ equity	143,407	148,671
Total liabilities and stockholders’ equity	$168,127	$179,436

Note: Amounts have been derived from the December 31, 2013 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Sales:
Product sales	$9,504	$10,411
Support sales	5,037	3,760
Total net sales	14,541	14,171
Cost of sales:
Product cost of sales	5,091	6,087
Support cost of sales	1,066	715
Total cost of sales	6,157	6,802

Gross profit	8,384	7,369

Operating expenses:
Research and development	4,548	4,401
Sales and marketing	6,877	6,621
General and administrative	3,110	3,637
Total operating expenses	14,535	14,659

Loss from operations	(6,151)	(7,290)
Interest and other income (expense), net	28	(50)

Loss before income taxes	(6,123)	(7,340)
Income tax benefit	(147)	(623)
Net loss	$(5,976)	$(6,717)

Net loss per share – basic	$(0.29)	$(0.34)
Net loss per share – diluted	$(0.29)	$(0.34)

Shares used in computing net loss per share:
Basic	20,329	19,931
Diluted	20,329	19,931

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(5,976)	$(6,717)

Unrealized loss on short-term investments	(35)	(19)
Foreign currency translation adjustments	(635)	(756)
Other comprehensive loss	(670)	(775)

Comprehensive loss	$(6,646)	$(7,492)

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,976)	$(6,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	565	431
Amortization of intangible assets	375	376
Stock-based compensation expense:
Stock options	915	1,323
Restricted stock and restricted stock unit awards	398	275
Amortization of premium on investments	136	306
Amortization of deferred compensation	65	—
Provision for bad debts	5	—
Provision for excess and obsolete inventory	1	89
Loss on asset disposals	6	—
Changes in deferred taxes	(178)	(719)
Changes in assets and liabilities:
Accounts receivable	11,965	4,234
Inventories	(1,700)	(1,149)
Prepaid expenses and other current assets	(264)	1,843
Deferred compensation advanced to escrow	—	(2,701)
Accounts payable	(3,650)	(517)
Accrued liabilities	(766)	(1,009)
Deferred revenue	(1,422)	(645)
Net cash provided by (used in) operating activities	475	(4,580)

Cash flows from investing activities:
Purchase of Vineyard Networks Inc. net of cash received	—	(8,962)
Purchase of property and equipment	(839)	(1,274)
Purchase of short-term investments	(64,598)	(26,125)
Sales of short-term investments	—	6,212
Maturities of short-term investments	7,000	20,735
Net cash used in investing activities	(58,437)	(9,414)

Cash flows from financing activities:
Proceeds from issuance of common stock – exercise of options	69	114
Payments on notes payable	—	(497)
Net cash provided by (used in) financing activities	69	(383)

Effect of exchange rates on cash and cash equivalents	(4)	(20)

Net decrease in cash and cash equivalents	(57,897)	(14,397)

Cash and cash equivalents, beginning of period	90,774	30,933

Cash and cash equivalents, end of period	$32,877	$16,536

Non-cash investing and financing activities:
Issuance of common stock in connection with Vineyard Networks Inc. acquisition	$—	$11,140

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc., a Delaware corporation (“Procera” or the “Company”), is a leading provider of Intelligent Policy Enforcement (“IPE”) solutions, based on Deep Packet Inspection technology, that enable mobile and broadband network operators and enterprises managing private networks, including higher education institutions, businesses and government entities (collectively referred to as network operators), to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2002 and its common stock currently trades on the NASDAQ Global Select Market under the trading symbol “PKT”. The Company reincorporated from the state of Nevada to the state of Delaware in June 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2014 or any other future period. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014.

The condensed consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated.

During the quarter ended March 31, 2013, the Company identified immaterial errors in the consolidated financial statements for the year ended December 31, 2012, related to the recognition of revenue from a sale to a value added reseller, the accounting for inventory and general and administrative fee accruals. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first quarter of 2013 and full year 2013 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements for the three months ended March 31, 2013 reflect the following immaterial adjustments: the reversal of a revenue deal resulting in a reduction of $0.6 million of revenue and a reduction of $0.2 million of cost of sales, inventory charges resulting in an increase of $0.4 million in cost of sales and additional general and administrative costs of $43,000.

Index
Significant Accounting Policies
The accounting and reporting policies of the Company conform to GAAP .  There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2014 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-7, “Income Taxes (Topic 740): Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-7”).  ASU 2013-7 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists.  The Company adopted this guidance in the first quarter of 2014 on a prospective basis. The adoption of ASU 2013-7 did not have a significant impact on the Company’s financial statements.

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$46,855	$8	$(39)	$46,824
Commercial paper	20,881	5	—	20,886
Treasury and agency notes and bills	18,318	4	—	18,322
Money market funds	4,404	—	—	4,404
Total investments	$90,458	$17	$(39)	$90,436

Reported as:
Cash equivalents	$16,999	$2	$—	$17,001
Short-term investments	73,459	15	(39)	73,435
Total investments	$90,458	$17	$(39)	$90,436

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$79,869	$—	$—	$79,869
Commercial paper	15,776	13	—	15,789
Total investments	$95,645	$13	$—	$95,658

Reported as:
Cash equivalents	$79,869	$—	$—	$79,869
Short-term investments	15,776	13	—	15,789
Total	$95,645	$13	$—	$95,658

As of March 31, 2014, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss).  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase. The weighted average maturity of the portfolio does not exceed 12 months.  As of March 31, 2014, the Company had $38.3 million in investments with a maturity of greater than one year.  However, management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months.  Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

Index
The Company reviews its investments for impairment quarterly.  For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three months ended March 31, 2014.

The Company did not incur any material realized gains or losses in either of the three months ended March 31, 2014 and 2013.  The cost of securities sold was determined based on the specific identification method.

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

The following is a summary of cash equivalents and short-term investments by type of instrument as of March 31, 2014 and December 31, 2013, measured at fair value on a recurring basis (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$4,404	$—	$—	$4,404
Commercial paper	—	20,886	—	20,886
Treasury and agency notes and bills	—	18,322	—	18,322
Corporate bonds	—	46,824	—	46,824
Total assets measured at fair value	$4,404	$86,032	$—	$90,436

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$79,869	$—	$—	$79,869
Commercial paper	—	15,789	—	15,789
Total assets measured at fair value	$79,869	$15,789	$—	$95,658

Index
In general, and where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value.  This pricing methodology applies to Level 1 investments which are comprised of money market funds.  If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly.  These investments are included in Level 2 and consist of commercial paper, U.S. agency securities and U.S. Government and corporate bonds. U.S. agency securities and U.S. Government and corporate bonds are valued at a consensus price, which is a weighted average price based on market prices from a variety of industry standard data providers used as inputs to a distribution-curve based algorithm. Commercial paper is valued using market prices where available, adjusting for accretion of the purchase price to face value at maturity.

The Company did not have any transfers between Level 1 and Level 2 fair value instruments in either of the three months ended March 31, 2014 and 2013.

5.	ACQUISITIONS

On January 9, 2013, the Company completed its acquisition of Vineyard Networks Inc. (“Vineyard”), a privately held developer of Layer 7 Deep Packet Inspection (“DPI”) and application classification technology located in Kelowna, Canada. Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription based original equipment manufacturer and partner agreements.  This acquisition complements the Company’s hardware and application software-based IPE and DPI solutions, expands the way it sells solutions to customers and increases the Company’s customer base, previously comprised primarily of network operators, thereby allowing the Company to provide complementary technology and solutions to a greater number of customers.

For the three months ended March 31, 2014, Vineyard contributed approximately $1.0 million in revenue and $0.4 million in net loss. For the three months ended March 31, 2013, Vineyard contributed approximately $0.4 million in revenue and $0.5 million in net loss.

The total purchase price was $20.9 million, consisting of $9.8 million cash consideration and $11.1 million in the Company’s common stock in exchange for 100% of the outstanding securities of Vineyard.  Of the consideration paid, $2.0 million and $1.9 million in cash and stock, respectively, was placed into escrow for a period of 18 or 36 months from the closing of the acquisition and to be released subject to resolution of certain contingencies.  In addition to the purchase consideration, the Company recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in the Company’s common stock, related to retention agreements with Vineyard’s three founders, which was disbursed from the escrow account in January 2014 after one year of continuous employment with the Company.  The Company recognized $0.1 million and $1.4 million in compensation costs related to these retention agreements for the three months ended March 31, 2014 and 2013, respectively.

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

The following table summarizes the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date (in thousands):

Assets acquired
Cash	$822
Accounts receivable	525
Other current assets	2,095
Identifiable intangible assets	8,460
Goodwill (1)	12,346
Other assets	303
Total assets acquired	24,551
Liabilities assumed
Accounts payable and other accrued liabilities	420
Deferred revenue	555
Notes payable	511
Deferred tax liability	2,141
Total liabilities assumed	3,627
Net assets acquired	$20,924

(1)	The Company made an election under Section 338(g) of the Internal Revenue Code of 1986, as amended, which resulted in tax-deductible goodwill related to the Vineyard transaction. The Company estimated that the tax-deductible goodwill and intangibles resulting from the election will approximate $17.6 million, to be amortized for U.S. tax purposes over a 15 year period beginning January 1, 2014.

Index
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

Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of Vineyard occurred on January 1, 2012 and include adjustments that were directly attributable to the foregoing transaction or were not expected to have a continuing impact on the Company.  The acquisition of Vineyard was included in the results of operations for the three months ended March 31, 2014.  The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (in thousands, except per share amounts):

Three Months Ended March 31, 2013
Pro forma revenues	$14,636
Pro forma net loss	(3,751)
Basic and diluted loss per share	$(0.19)

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

Index
These adjustments are as follows (in thousands):

Three Months Ended March 31, 2013

Acquisition-related expenses for Vineyard	$(1,006)
Intangible amortization	36
Net change in stock compensation expense	(636)
Decrease in deferred compensation expense	(1,342)
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	46

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the three months ended March 31, 2014 were as follows (in thousands):

Three Months Ended March 31, 2014
Balance at December 31, 2013	$12,326
Translation adjustments	(415)
Balance at March 31, 2014	$11,911

Intangible assets other than goodwill are amortized on a straight-line basis over their estimated remaining useful lives.

The following table is a summary of acquired intangible assets with remaining net book values at March 31, 2014 and December 31, 2013 (in thousands, except weighted average remaining life):

	March 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,246	$(1,289)	$3,957	3.76
Customer relationships	2,264	(556)	1,708	3.76
Balance at March 31, 2014	$7,510	$(1,845)	$5,665

Index
	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,446	$(1,066)	$4,380	4.01
Customer relationships	2,350	(460)	1,890	4.01
Balance at December 31, 2013	$7,796	$(1,526)	$6,270

For each of the three months ended March 31, 2014 and 2013, amortization expense of $0.3 million related to developed technology was recorded in product cost of sales.  For each of the three months ended March 31, 2014 and 2013, amortization expense of $0.1 million related to customer relationships was recorded in sales and marketing expense.

The changes in the carrying value of acquired intangible assets during the three months ended March 31, 2014 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2013	$7,796	$(1,526)	$6,270
Additions	—	(375)	(375)
Translation adjustments	(286)	56	(230)
Balance at March 31, 2014	$7,510	$(1,845)	$5,665

The following table presents the estimated future amortization of intangible assets as of March 31, 2014 (in thousands):

Fiscal Year	Amortization
2014 (remaining nine months)	$1,125
2015	1,500
2016	1,500
2017	1,500
2018	40
Total	$5,665

7.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$20,096	$18,617
Raw materials	133	219
Inventories, net	$20,229	$18,836

Index
Property and Equipment

The following is a summary of property and equipment as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Machinery and equipment	$10,338	$9,343
Computer equipment	529	488
Office furniture and equipment	388	387
Leasehold improvements	580	539
Software	322	326
Accumulated depreciation	(4,499)	(3,962)
Property and equipment, net	$7,658	$7,121

Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Payroll and related	$3,172	$3,179
Sales commissions	862	1,608
Warranty	137	131
Audit and legal services	248	198
Other	1,500	1,605
Total accrued liabilities	$5,919	$6,721

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

The following table summarizes warranty reserve activity during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Warranty accrual, beginning of period	$131	$406
Provision for current period sales	36	—
Changes in liability for pre-existing warranties	(10)	(38)
Deductions for warranty claims processed during the period	(20)	(38)
Warranty accrual, end of period	$137	$330

Index
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013, net of taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short- Term Investments	Total
Accumulated other comprehensive loss as of December 31, 2013	$(1,910)	$13	$(1,897)
Other comprehensive loss, net of tax	(635)	(35)	(670)
Accumulated other comprehensive loss as of March 31, 2014	$(2,545)	$(22)	$(2,567)

The Company did not have any reclassifications out of accumulated other comprehensive loss in either of the three months ended March 31, 2014 and 2013.  The Company did not have any other-than-temporary loss on its available-for-sale securities for all periods presented.

8.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On January 9, 2013, the Company issued 825,060 unregistered shares with a value of approximately $14.3 million, pursuant to the Company’s acquisition of Vineyard as part of the purchase consideration in exchange for 100% of the outstanding securities of Vineyard, and deferred compensation to the founders of Vineyard.  On February 13, 2013, the Company filed with the SEC a Registration Statement on Form S-3 covering the resale of these shares.  The Registration Statement on Form S-3 was declared effective by the SEC on March 7, 2013.  Pursuant to the agreement, approximately 518,000 shares were transferred to the former Vineyard shareholders at closing, with the remainder being held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition.  In January 2014, 178,536 shares were released from the escrow related to the retention agreements with Vineyard’s three founders after one year of continuous employment with the Company.

Stock Incentive Plans

The Company’s 2007 Equity Incentive Plan, as amended (the “Plan”), provides for the grant of stock options, restricted stock awards and restricted stock unit awards to eligible employees, consultants and non-employee directors of the Company.  As of March 31, 2014, 422,979 shares of the Company’s common stock were available for future grant under the Plan.  On January 9, 2013, the Company granted to certain former Vineyard employees who became employees of the Company upon closing of the Vineyard acquisition options to purchase an aggregate of 412,000 shares of the Company’s common stock.  These options were granted outside of the Plan as inducements material to such employees joining the Company.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,824	$15.07	1,332	$14.65
Granted	74	12.25	467	17.22
Exercised	(8)	8.56	(13)	7.85
Cancelled	(67)	16.53	(52)	19.33
Outstanding at the end of the period	1,823	$14.93	1,734	$15.55
Vested and expected to vest at the end of the period	1,714	$14.86	1,590	$15.30
Exercisable at the end of the period	792	$13.31	631	$11.76

Index
As of March 31, 2014, the aggregate intrinsic value of the Company's options outstanding, options vested and expected to vest and options exercisable each were $1.3 million.  As of March 31, 2014, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 8.15 years, 8.08 years and 6.98 years, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $24,000 and $100,000, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of March 31, 2014 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $5.70	182	5.66	$5.07	174	$5.06
6.00 – 9.72	112	4.56	7.32	109	7.27
9.93 – 14.49	611	9.47	13.57	174	13.83
14.50 – 28.70	918	8.29	18.71	335	19.28
$4.30 – $28.70	1,823	8.15	$14.93	792	$13.31

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014		2013
	Awards	Weighted- Average Grant Date Fair Value	Awards	Weighted- Average Grant Date Fair Value
Unvested outstanding at the beginning of the period	302	$16.63	253	$15.79
Granted	121	11.57	7	13.27
Vested	(7)	14.41	(6)	19.40
Cancelled	(1)	16.95	—	—
Unvested outstanding at the end of the period	415	$15.20	254	$15.64

The weighted average remaining contractual term for the unvested restricted stock awards and restricted stock units outstanding as of March 31, 2014 was 3.02 years. As of March 31, 2014, the aggregate pre-tax intrinsic value of the unvested restricted stock awards and restricted stock units outstanding was $4.5 million.

Index
9.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from common shares issuable upon the exercise of outstanding stock options or warrants and the vesting of restricted stock awards and restricted stock units, which are reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, the amount that the employee must pay for exercising stock options or warrants, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise of options and warrants are assumed to be used to repurchase shares.

The following table sets forth the computation of basic and diluted net loss per share and potential shares of common stock that are not included in the diluted net loss per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(5,976)	$(6,717)

Denominator:
Weighted average common shares - basic	20,329	19,931

Weighted average common shares - diluted	20,329	19,931

Net loss per share:
Basic	$(0.29)	$(0.34)
Diluted	$(0.29)	$(0.34)

Antidilutive securities:
Options, restricted stock and restricted stock units	1,427	1,107

10.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Cost of goods sold	$97	$112
Research and development	388	500
Sales and marketing	408	587
General and administrative	420	399
Total stock-based compensation expense	$1,313	$1,598

Index
Stock-based compensation in the three months ended March 31, 2013 includes a one-time $0.7 million charge associated with the acceleration of Vineyard option grants at the closing of the acquisition.

No income tax benefits were recognized in either of the three months ended March 31, 2014 and 2013 due to operating losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of March 31, 2014, total unrecognized compensation cost related to unvested stock options was $8.6 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.93 years, and total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units was $4.5 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 3.02 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  The fair value of each restricted stock award and restricted stock unit is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	4.91	4.75
Expected volatility	70.42%	78.1%
Risk-free interest rate	1.56%	0.85%
Expected dividend yield	0%	0%

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $7.09 and $10.18, respectively.

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

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2024.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

Index
As of March 31, 2014, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,	Amount
2014 (remaining)	$710
2015	797
2016	757
2017	645
2018	370
Thereafter	1,137
Total minimum lease payments	$4,416

Purchase Commitments

The Company issues purchase orders to third-party suppliers that may not be cancelable.  As of March 31, 2014, the Company had open non-cancelable purchase orders amounting to approximately $0.9 million, primarily with the Company’s third-party suppliers.

In March 2014, the Company entered into a lease agreement with B.C. Ltd, as landlord, relating to office space located in Kelowna, British Columbia. Upon completion of tenant improvements, which is expected to be around the end of August 2014, the Company intends to move its Canadian office to this new location. The Company will accrue a liability of $0.6 million associated with the construction of the leasehold improvements beginning in the leasehold construction period of May 2014 to August 2014. Payments to reduce the liability will begin around the end of August 2014.

Concentrations

For the three months ended March 31, 2014, no customer accounted for more than 10% of net revenue.  For the three months ended March 31, 2013, revenue from Cox Communications, Inc. represented 22% of net revenue and revenue from Shaw Communications, Inc. represented 17% of net revenue, with no other single customer accounting for more than 10% of net revenue.

At March 31, 2014, accounts receivable from two customers represented 22% and 14%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2013, accounts receivable from one customer represented 32% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. As of March 31, 2014 and December 31, 2013, approximately 87% and 86%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Indemnification

The Company generally agrees to indemnify customers against legal claims that the Company’s products infringe certain third party property rights. As of March 31, 2014 and 2013, the Company has not been required to make any payments resulting from infringement claims asserted against customers and has not recorded any related reserves.

12.	INCOME TAXES

The Company’s effective tax rate was 2% for the three months ended March 31, 2014 and 8% for the three months ended March 31, 2013.  For the three months ended March 31, 2014, the Company recorded an income tax benefit of $0.1 million on a loss before provision for income taxes of $6.1 million.  For the three months ended March 31, 2013, the Company recorded an income tax benefit of $0.6 million on a loss before provision for income taxes of $7.3 million. The effective tax rate for each of the three months ended March 31, 2014 and 2013 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the amortization of the acquired intangibles, state taxes and earnings taxed in foreign jurisdictions.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in Australia, Canada, Japan, Singapore and Sweden beginning in 2006 through the current period.

At March 31, 2014, the Company had $196,000 of unrecognized tax benefits, a total of $160,000 which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next 12 months.

13.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks.  Sales for geographic regions are based upon the customer’s location.  The location of long-lived assets is based on the physical location of the Company’s regional offices.

The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales:
United States	$2,954	$7,904
Canada and Latin America	2,906	508
Europe, Middle East and Africa	5,455	3,862
Asia Pacific	3,226	1,897
Total	$14,541	$14,171

The following are summaries of property and equipment, net, by geographical region (in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, net:
United States	$1,735	$1,444
Canada	1,506	1,019
Europe	4,411	4,655
Asia Pacific	6	3
Total	$7,658	$7,121

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following unaudited discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include Procera Networks, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements.  Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could,” “initial,” “future,” “may,” “predict,” “potential,” “should” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●	trends related to and management’s expectations regarding future results of operations, required capital expenditures, revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2;

●	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings;

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our Company with respect to the development of products and services;

●	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

●	our expectations regarding our financial results for fiscal year 2014 and subsequent periods.

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

Index
Overview

We are a leading provider of Internet Intelligence solutions designed for network operators worldwide. Our solutions are focused on enhancing the subscriber experience in fixed, mobile and enterprise broadband networks.  Our PacketLogic solutions are targeted towards service providers, and enable operators to gain insights and take action to deliver personalized services with a high quality of experience.  Telecom and network equipment vendors use our Network Application Visibility Library, or NAVL, solutions to enhance their products by adding application intelligence to their portfolio.  We believe that the intelligence our products provide about users and their usage enables our network operator customers to make better business decisions that result in greater profitability and to deliver a better broadband experience.  Our network operator customers include service provider customers and enterprises.  Our service provider customers include mobile service providers and broadband service providers, which include cable multiple system operators and internet service providers.  Our enterprise customers include educational institutions, commercial enterprises and government and municipal agencies.  We sell our products directly to network operators through partners, value added resellers and system integrators, and to other network solution suppliers for incorporation into their network solutions.

Our Intelligent Policy Enforcement, or IPE, products are part of the high-growth market for mobile packet and broadband core products.  The market for IPE products was $1.4 billion in 2013 and is expected to grow to $2.9 billion in 2018, a 2013 to 2018 compounded annual growth rate of 14%.  Our bundled products containing hardware and software elements deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our technology is transitioning to a software-focused solution as the trends in Network Function Virtualization, or NFV, and Software Defined Networking, or SDN, take hold in the service provider network core. Our solutions are often integrated with additional elements in the mobile packet and broadband core, including policy management and charging functions, and are compliant with the widely adopted 3rd Generation Partnership Program standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products, and the drive for NFV will open up new opportunities for our solutions.

Our embedded solutions enable network solutions suppliers to more quickly add Internet Intelligence to their platforms, since our NAVL products have been designed to be highly portable among many platforms and processors. NAVL eliminates the need for network solutions providers to research and develop their own Deep Packet Inspection, or DPI, technology, saving significant time and resources while enabling them to more effectively compete in their market space.

Our products are marketed under the PacketLogic and NAVL brand names.  We have a broad spectrum of products delivering IPE at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

We face competition from suppliers of standalone and integrated IPE and Deep Packet Inspection, or DPI, products, including Allot Communications Ltd., Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), Ericsson, F5 Networks, Huawei Technologies Company, Qosmos, SAIC (acquired Cloudshield Technologies), Sandvine Corporation, and Tektronix (acquired Arbor Networks).  Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and VoIP switches.  In addition, we face competition from large integrators that package third-party IPE solutions into their products, including Alcatel-Lucent and Nokia Siemens.  It is possible that these companies will develop their own IPE solutions or strategically acquire existing competitor IPE vendors in the future.  Some of our competitors are also our customers.

Index
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

We are headquartered in Fremont, California, and we have key operating entities in Kelowna, Canada and Varberg, Sweden, as well as a geographically dispersed sales force.  We sell our products through our direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates.  We base our estimates on historical experience and on assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

●	Revenue Recognition;
●	Valuation of Long-Lived Assets and Goodwill;
●	Inventory Valuation;
●	Stock-Based Compensation; and
●	Accounting for Income Taxes.

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

Revenue for the three months ended March 31, 2014 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Increase/ (Decrease)

Net product revenue	$9,504	$10,411	(9)%
Net support revenue	5,037	3,760	34%
Total revenue	$14,541	$14,171	3%

Index
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

Total product revenue in the three months ended March 31, 2014 was $9.5 million and decreased 9%, compared with $10.4 million in the three months ended March 31, 2013. The decrease in product revenue in the three months ended March 31, 2014 compared to the comparable prior year period reflected a decrease in revenue from U.S. cable service providers, offset by an  increase in revenue from our continued expansion in international markets, including the Middle East, Japan and Latin America.  The increase in support revenue in the three months ended March 31, 2014 compared to the comparable prior year period reflected the continued expansion of the installed base of our product to which we have sold ongoing support services. For the three months ended March 31, 2014, no customer accounted for more than 10% of net revenue.  For the three months ended March 31, 2013, revenue from Cox Communications, Inc. represented 22% of net revenue and revenue from Shaw Communications, Inc. represented 17% of net revenue with no other single customer accounting for more than 10% of net revenue.

Sales to customers located in the United States as a percentage of total revenue were 20% and 56% for the three months ended March 31, 2014 and 2013, respectively.

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

The following table presents the breakdown of cost of sales by category for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Increase/ (Decrease)
Product costs	$5,091	$6,087	(16)%
Percent of net product revenue	54%	58%

Support costs	$1,066	$715	49%
Percent of net support revenue	21%	19%

Total cost of sales
Percent of total net revenue	$6,157	$6,802	(9)%
	42%	48%

Index
Total cost of sales in the three months ended March 31, 2014 decreased by $0.6 million, compared to the three months ended March 31, 2013.  Cost of sales as a percentage of revenue decreased by 6 percentage points for the three months ended March 31, 2014, compared to the same period in the prior year.  The decrease in cost of sales in the first quarter of 2014 primarily reflected a decrease in material costs associated with a decrease in product sales, along with the impact of inventory charges of $0.4 million for the three months ended March 31, 2013.  The decrease in cost of sales as a percentage of revenue primarily reflected a more favorable revenue mix with a higher proportion of license revenue and increased support revenue in the three months ended March 31, 2014 as compared to the corresponding period of 2013. Stock-based compensation recorded to cost of sales in each of the three months ended March 31, 2014 and 2013 was $0.1 million.

Gross Profit

Gross profit for the three months ended March 31, 2014 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Increase

Gross profit	$8,384	$7,369	14%
Percent of total net revenue	58%	52%

Our total gross profit margin for the three months ended March 31, 2014 increased by 6 percentage points, compared to the three months ended March 31, 2013.  The increase resulted from a higher proportion of license revenue and increased support revenue in the three months ended March 31, 2014. On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles and cost reduction efforts, the gross margin rate for the three months ended March 31, 2014 was 62%, as compared to 55% for the three months ended March 31, 2013.  (See page 29 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.)

Our gross margin rate in any given period is impacted by the product mix in that period, and we expect variability in our gross margin rate to continue in the future. We expect our gross profit margin to be a higher percentage of total net revenue in 2014 compared to 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)

Research and development	$4,548	$4,401	3%
Sales and marketing	6,877	6,621	4%
General and administrative	3,110	3,637	14%
Total	$14,535	$14,659	(1)%

In the three months ended March 31, 2014, our total operating expenses decreased primarily due to reduced acquisition-related costs, offset by increased costs associated with investment in sales and research and development and cost reduction efforts.  Amortization of deferred compensation associated with retention agreements with Vineyard’s three founders decreased $1.3 million as the retention agreements became fully amortized and such deferred compensation was paid during the three months ended March 31, 2014.  The decrease in total operating expenses in the three months ended March 31, 2014 also reflected the absence of business development costs associated with the Vineyard acquisition, which were $1.0 million in the three months ended March 31, 2013.  On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles, cost reduction efforts, deferred compensation and business development expenses, operating expenses in the three months ended March 31, 2014 were $12.8 million, an increase of $2.1 million as compared to $10.7 million in the three months ended March 31, 2013.  This increase reflects additional investment in the second half of fiscal 2013 in sales and business development and increased investment in product development and quality.  (See page 29 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Index
We took certain cost reduction steps in the three months ended March 31, 2014 to contain spending in order to improve our profitability.  These steps consisted of a reduction in workforce of 12 employees, which resulted in severance and other employee-related costs of $0.5 million in the three months ended March 31, 2014, and also included steps to reduce spending on outside professionals.  The savings from these steps are expected to be approximately $1.5 million over the remainder of the fiscal year ending December 31, 2014, and approximately $2.0 million on an annualized basis.

In total, we anticipate that new employee and contractor hiring in 2014 will be substantially reduced compared with the hiring activity in 2013; therefore, we expect our headcount will be similar or moderately increase to that reported for the year ended December 31, 2013.

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications, testing equipment and software costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.  Research and development expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Increase

Research and development	$4,548	$4,401	3%
As a percentage of net revenue	31%	31%

Research and development expenses for the three months ended March 31, 2014 increased by $0.1 million, compared to the three months ended March 31, 2013, as a result of increased employee compensation costs of $0.5 million, which included $0.2 million related to employee terminations associated with cost reduction efforts, and increased product development costs of $0.3 million, offset by a reduction in amortization of deferred compensation of $0.6 million.  On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and deferred compensation, research and development expenses for the three months ended March 31, 2014 were $3.9 million, an increase of $0.7 million compared to $3.2 million in the three months ended March 31, 2013.  (See page 29 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)  Stock-based compensation recorded to research and development expenses in the three months ended March 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively.  Research and development expenses as a percentage of revenue for the three months ended March 31, 2014 remained unchanged as compared to the corresponding periods in 2013.

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.  Sales and marketing expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Increase

Sales and marketing	$6,877	$6,621	4%
As a percentage of net revenue	47%	47%

Index
Sales and marketing expenses for the three months ended March 31, 2014 increased by $0.3 million, compared to the three months ended March 31, 2013.  The increase reflected the hiring of additional sales and marketing employees in the Europe, Middle East and Africa region and corresponding higher compensation costs of $1.1 million, which included $0.1 million related to employee terminations associated with cost reduction efforts, partially offset by a reduction in amortization of deferred compensation of $0.7 million and lower stock-based compensation of $0.2 million.  On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles, cost reduction efforts and deferred compensation, sales and marketing expenses for the three months ended March 31, 2014 were $6.3 million, which is an increase of $1.0 million, compared to $5.3 million in the three months ended March 31, 2013.  (See page 29 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)  Stock-based compensation recorded to sales and marketing expenses in the three months ended March 31, 2014 and 2013 was $0.4 million and $0.6 million, respectively.   Sales and marketing expenses as a percentage of revenue remained unchanged for the three months ended March 31, 2014 and 2013 as the increase in sales and marketing expense corresponded with increased revenue.

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive and finance functions and fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations. General and administrative expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Decrease

General and administrative	$3,110	$3,637	(14)%
As a percentage of net revenue	21%	26%

General and administrative expenses for the three months ended March 31, 2014 decreased by $0.5 million, compared to the three months ended March 31, 2013, reflecting the absence of business development costs associated with the Vineyard acquisition, which were $1.0 million in the three months ended March 31, 2013, offset by an increase in accounting and human resource personnel-related costs and an increased use of contractors and outside services.  On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and business development costs, general and administrative expenses for the three months ended March 31, 2014 were $2.7 million, which is an increase of $0.5 million as compared to $2.2 million in the three months ended March 31, 2013.  (See page 29 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)  Stock-based compensation recorded to general and administrative expense in each of the three months ended March 31, 2014 and 2013 was $0.4 million.  General and administrative expenses as a percentage of revenue decreased 5 percentage points for the three months ended March 31, 2014, compared to the corresponding period in 2013.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2014	2013	Increase
	($ in thousands)

Interest and other income (expense), net	$28	$(50)	156%

Index
Interest and other income (expense), net increased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The increase in the three months ended March 31, 2014 was mainly due to a decrease in foreign currency losses offset by a decrease in interest income.

Benefit from Income Taxes

	Three Months Ended March 31,
	2014	2013	Decrease
	($ in thousands)

Benefit from income taxes	$(147)	$(623)	(76)%

We are subject to taxation primarily in the U.S., Australia, Canada, Japan, Singapore and Sweden, as well as in a number of U.S. states, including California.  The tax benefit for the three months ended March 31, 2014 primarily reflects the amortization of intangible assets from the Vineyard acquisition, partially offset by earnings taxed in foreign jurisdictions.

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

Important Information Regarding non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we include non-GAAP financial measures.  Our management believes that certain non-GAAP financial measures provide investors with additional useful information and regularly uses these supplemental non-GAAP financial measures internally to understand and manage our business and forecast future periods.  In addition, our management believes that these non-GAAP financial measures, when taken together with the corresponding GAAP measures, provide incremental insight into the underlying factors and trends affecting both our performance and our cash-generating potential.

Our non-GAAP financial measures include adjustments for stock-based compensation expenses; business development expenses; cost reduction efforts; acquisition-related intangible asset and deferred compensation amortization; and income tax effects. We have excluded the effect of stock-based compensation, the cost of outside professional services for negotiating and performing legal, accounting and tax due diligence for potential mergers and acquisitions, expenses connected with cost reduction efforts, acquisition-related intangible asset and deferred compensation amortization, and income tax effects from our non-GAAP gross profit, operating expenses and net income measures. Stock-based compensation, which represents the estimated fair value of stock options, restricted stock and restricted stock units granted to employees, is excluded since grant activities vary significantly from quarter to quarter in both quantity and fair value. In addition, although stock-based compensation will recur in future periods, excluding this expense allows us to better compare core operating results with those of our competitors who also generally exclude stock-based compensation from their core operating results, who may have different granting patterns and types of equity awards and who may use different option valuation assumptions than we do. Business development expenses are necessary as part of certain growth strategies, such as through mergers and acquisitions, and will occur when such transactions are pursued. We have excluded these expenses because they can vary materially from period-to-period and transaction-to-transaction and expenses associated with these business development activities are not considered a key measure of our operating performance. Cost reduction efforts occur with shifts in objectives and evolving requirements of the business and can result in fluctuating expenses connected with reducing employment in certain areas.  We have excluded these expenses because they can vary significantly from period-to-period and are not considered a key measure of our operating performance.  Acquisition-related intangible assets and deferred compensation amortization and income tax effects represent non-cash charges and benefits that result from the accounting for acquisitions. We have excluded these items because, in any period, they may not directly correlate to the underlying performance of our business and these items can vary materially from period-to-period and transaction-to-transaction. In addition, we exclude these acquisition-related costs and benefits when evaluating our current operating performance.

Index
Our non-GAAP financial measures may not reflect the full economic impact of our activities. Further, these non-GAAP financial measures may be unique to the Company as they may differ from non-GAAP financial measures used by other companies, including our competitors. As such, this presentation of non-GAAP financial measures may not enhance the comparability of our results to the results of other companies. Therefore, these non-GAAP financial measures are limited in their usefulness and investors are cautioned not to place undue reliance on our non-GAAP financial measures. In addition, investors are cautioned that these non-GAAP financial measures are not intended to be considered in isolation and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP.

A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure, net loss, is as follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Sales:
Product sales	$9,504	$10,411
Support sales	5,037	3,760
Total sales	14,541	14,171
Cost of sales:
Product cost of sales, GAAP	5,091	6,087
Non-GAAP adjustments:
Stock-based compensation (1)	(15)	(19)
Amortization of intangibles (2)	(262)	(260)
Cost reduction efforts (3)	(237)	—
Product cost of sales, non-GAAP	4,577	5,808
Support cost of sales, GAAP	1,066	715
Non-GAAP adjustments:
Stock-based compensation (1)	(82)	(93)
Support cost of sales, non-GAAP	984	622
Total cost of sales, non-GAAP	5,561	6,430

Gross profit, non-GAAP	8,980	7,741

Operating expenses:
Research and development, GAAP	4,548	4,401
Non-GAAP adjustments:
Stock-based compensation (1)	(388)	(500)
Cost reduction efforts (3)	(206)	—
Deferred compensation (4)	(65)	(688)
Research and development, non-GAAP	3,889	3,213
Sales and marketing, GAAP	6,877	6,621
Non-GAAP adjustments:
Stock-based compensation (1)	(408)	(587)
Amortization of intangibles (2)	(113)	(112)
Cost reduction efforts (3)	(74)	—
Deferred compensation (4)	—	(654)
Sales and marketing, non-GAAP	6,282	5,268
General and administrative, GAAP	3,110	3,637
Non-GAAP adjustments:
Stock-based compensation (1)	(420)	(399)
Cost reduction efforts (3)	(27)	—
Business development expenses (5)	—	(1,002)
General and administrative, non-GAAP	2,663	2,236
Total operating expenses, non-GAAP	12,834	10,717

Loss from operations, non-GAAP	(3,854)	(2,976)

Interest and other income (expense), net	28	(50)

Income tax benefit	(147)	(623)
Non-GAAP adjustment (6):	179	726
Income tax provision, non- GAAP	32	103
Non-GAAP net loss	$(3,858)	$(3,129)

Non-GAAP net loss per common share – diluted	$(0.19)	$(0.16)

Shares used in computing diluted net loss per share	20,329	19,931

Reconciliation of net loss:
U.S GAAP as reported	$(5,976)	$(6,717)
Non-GAAP adjustments:
Stock-based compensation (1)	1,313	1,598
Amortization of intangibles (2)	375	372
Cost reduction efforts (3)	544	-
Deferred compensation (4)	65	1,342
Business development expenses (5)	-	1,002
Income tax adjustment (6)	(179)	(726)
As adjusted	$(3,858)	$(3,129)

Reconciliation of diluted net loss per share:
GAAP as reported	$(0.29)	$(0.34)
Non-GAAP adjustments:
Stock-based compensation (1)	0.06	0.08
Amortization of intangibles (2)	0.02	0.02
Cost reduction efforts (3)	0.03	-
Deferred compensation (4)	0.00	0.07
Business development expenses (5)	-	0.05
Income tax adjustment (6)	(0.01)	(0.04)
As adjusted	$(0.19)	$(0.16)

Shares used in computing diluted net loss per share	20,329	19,931

Index
(1)	Stock-based compensation expense is calculated in accordance with the fair value recognition provisions of Accounting Standards Codification 718.
(2)	Amortization expense associated with intangible assets acquired in the Vineyard acquisition.
(3)	Severance and other employee-related costs in connection with our cost-reduction efforts.
(4)	Deferred compensation includes amortization of amounts paid under retention agreements with Vineyard's three founders. These amounts were paid during the first quarter of 2014, after one year of continuous employment with us. See Note 5 – “Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional details.
(5)	Business development expenses include the cost of outside professional services for negotiating and performing legal, accounting and tax due diligence for potential mergers and acquisitions and other significant partnership arrangements.
(6)	Income tax benefit associated with the following Vineyard acquisition related items: reversal of Vineyard’s pre-existing income tax valuation allowance upon acquisition, amortization of acquired intangible assets and book to tax differences on deferred revenue.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net cash provided by (used in) operating activities	$475	$(4,580)
Net cash used in investing activities	(58,437)	(9,414)
Net cash provided by (used in) financing activities	69	(383)
Effect of exchange rate changes on cash and cash equivalents	(4)	(20)
Net decrease in cash and cash equivalents	$(57,897)	$(14,397)

During the three months ended March 31, 2014, we generated $0.5 million in cash from operating activities as compared to $4.6 million in cash used in operating activities for the three months ended March 31, 2013.  Cash provided by operating activities during the three months ended March 31, 2014 primarily consisted of net working capital sources of cash of $4.2 million and non-cash charges of $2.3 million, offset by our net loss of $6.0 million. Working capital sources of cash mainly consisted of a decrease in accounts receivable of $12.0 million due to strong collections. Working capital uses of cash consisted primarily of a decrease in accounts payable of $3.7 million associated with payments on inventory purchases, an increase in inventory of $1.7 million resulting from material purchases in anticipation of future sales and a $1.4 million decrease in deferred revenues due to the recognition of product revenues that were deferred in the prior year.  Non-cash charges consisted primarily of stock-based compensation of $1.3 million, amortization of intangible assets of $0.4 million, amortization of premium on investments of $0.1 million and depreciation expense of $0.6 million, offset by changes in deferred taxes of $0.2 million.

Index
Net cash used in investing activities of $58.4 million during the three months ended March 31, 2014 consisted of purchases of short-term investments of $64.6 million offset by proceeds from maturities of short-term investments of $7.0 million and equipment purchases primarily of lab and testing equipment for use in research and development of $0.8 million.

Net cash provided by financing activities of $0.1 million during the three months ended March 31, 2014 consisted of proceeds from the exercise of stock options.

Our cash, cash equivalents and short-term investments at March 31, 2014 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and the portfolio of short-term investments have a weighted average maturity of less than one year.  All investments are classified as available for sale.

In January 2013, we acquired Vineyard in Kelowna, Canada.  The aggregate total consideration of approximately $20.9 million consisted of $9.8 million in cash and 825,060 shares of our common stock.  In addition to the purchase consideration, we recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in our common stock, related to retention agreements with Vineyard’s three founders, which was disbursed from the escrow account in January 2014 after one year of continuous employment with us.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Canada and Sweden that extend through 2024. The details of these contractual obligations are further explained in Note 11 of the Notes to Condensed Consolidated Financial Statements.

We use third-party suppliers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these suppliers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain suppliers in accordance with our forecasts.  In addition, we issue purchase orders to our third-party suppliers that may not be cancelable at any time.  As of March 31, 2014, we had open non-cancelable purchase orders amounting to approximately $0.9 million, primarily with our third-party suppliers.

Index
In March 2014, we entered into a lease agreement with B.C. Ltd, as landlord, relating to office space located in Kelowna, British Columbia. Upon completion of tenant improvements, which is expected to be around the end of August 2014, we intend to move our Canadian office to this new location. We will accrue a liability of $0.6 million associated with the construction of the leasehold improvements beginning in the leasehold construction period of May 2014 to August 2014. Payments to reduce the liability will begin around the end of August 2014.

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

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling approximately $106.3 million at March 31, 2014.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  Short-term investments generally have an effective maturity of less than one year and are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).  Because of the short weighted average maturity of our investment portfolio at March 31, 2014, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2014.

You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, in considering our business and prospects.  Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

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

Our sales cycles often are lengthy, because our prospective customers generally follow complex procurement procedures and undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a prospective customer before that customer decides to purchase and incorporate our products in its network.  We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years.  Network operators, especially in North America, often require that products they purchase meet Network Equipment Building System, or NEBS certification requirements, which relate to the reliability of telecommunications equipment.  While our PacketLogic products and future products are and are expected to continue to be designed to meet NEBS certification requirements, they may fail to do so, and any failure to meet NEBS certification requirements could have a material adverse impact on our ability to sell our products.

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

Although for the three months ended March 31, 2014, no customer accounted for more than 10% of net revenue,  for the three months ended March 31, 2013, revenue from Cox Communications, Inc. represented 22% of net revenue and revenue from Shaw Communications, Inc. represented 17% of net revenue.

Index
In any future year or quarter, the proportion of our revenues derived from a limited number of customers may be higher than in prior periods.  If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

*Changes in customer or product mix, downward pressure on sales prices, changes in volume of orders and other factors could cause our gross margin percentage to fluctuate or decline in the future.

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 49% for the three months ended September 30, 2013 to 60% for the three months ended June 30, 2013. Factors that may cause our gross margins to fluctuate include customer and product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, decreases in average selling prices of our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials costs. A higher proportion of hardware sales versus software and service revenue in any period generally results in a lower gross profit margin for that period. In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share. Forecasting our gross margins is difficult due to our lengthy sales cycle, particularly with respect to larger customers, and our revenue recognition practices. Because our gross profit margins may fluctuate materially from period to period, or decline over time, the price of our common stock may decline.

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

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  We acquired the Netintact entities in 2006, and its products have formed the core of our current product offering.  In January 2013, we acquired Vineyard, a company based in Kelowna, Canada. We have integrated the employees of Vineyard into our organizational structure, and we are developing plans for further product and organizational integration, which will require both time and investment to accomplish. Any failure to properly integrate the personnel and or technology we hire or acquire, including successfully maintaining cohesive technology development in distant locations, could have an adverse effect on us and our results of operations. Any future acquisitions that we may pursue could distract or divert the attention of our management and employees and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

Index
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

Index
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

We had an accumulated deficit of $75.2 million as of March 31, 2014. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of profitability in future periods.  In addition, our sales and marketing, research and development and certain other costs have been increasing in recent years and we may not be able to manage this growth in costs effectively.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

We may need to raise further capital, which could dilute or otherwise adversely affect your interest in our Company.

We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations and any debt financing that management currently believes is available, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months.

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

Our future performance will depend to a significant extent on the ability of our management to operate effectively, both individually and as a group.  We are dependent on our ability to attract, retain and motivate high caliber key personnel.  Our growth expectations will require us to attract experienced personnel to augment our current staff.  We expect to continue to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management.  We may expand our indirect channel partner program and we need to attract qualified business partners to broaden these sales channels.  In our market, there is significant competition for qualified personnel and we may not be able to attract and retain such personnel.  Our business may suffer if we encounter material delays in hiring additional personnel.

Index
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

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.  If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could have a material adverse effect on our results of operations and financial condition.

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

In addition, the ongoing sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts, may cause the value of the Euro to decline.  Rating agency downgrades on European sovereign debt and continuing concern over the potential default of European government issuers has further contributed to this uncertainty.  Because we are unlikely to be able to increase our selling prices to compensate for any deterioration in currencies, such currency fluctuations could adversely affect our operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, we are required to evaluate and provide a management report of our systems of internal control over financial reporting and our independent registered public accounting firm is required to attest to our internal control over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

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

For each of the years ended December 31, 2013 and 2012, we did not identify any material weaknesses in our internal controls.

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

Index
Legislative actions, higher insurance costs and new accounting pronouncements are likely to impact our future financial position and results of operations.

Legislative and regulatory changes and future accounting pronouncements and regulatory changes have, and will continue to have, an impact on our future financial position and results of operations.  In addition, insurance costs, including health and workers’ compensation insurance premiums, have increased in recent years and are likely to continue to increase in the future. Recent and future pronouncements related to the accounting treatment of executive compensation and equity awards may also impact operating results.  These and other potential changes could materially increase the expenses we report under GAAP and adversely affect our operating results.

*Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and subject to interpretation by management and our independent registered public accounting firm and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.  From time to time, the Financial Accounting Standards Board, or FASB, and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, other regulators and our outside independent registered public accounting firm) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we recently dismissed Ernst & Young LLP as our independent registered public accounting firm and retained McGladrey LLP as our independent registered public accounting firm. At the time of our dismissal of Ernst & Young LLP, we did not have any disagreement with Ernst & Young LLP regarding our accounting policies and practices.  Our new independent registered public accounting firm may view our estimates and assumptions, or interpret policies, differently than our prior independent registered public accounting firm. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently (and also retroactively), resulting in a change in our results on a going forward basis or a potential restatement of historical financial results.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations of the SEC and The Nasdaq Stock Market LLC, have and will create additional compliance requirements for companies such as ours.  The expenses incurred by public companies generally to meet SEC reporting, finance and accounting and corporate governance requirements have been increasing in recent years as a result of these changing laws, regulations and standards.  To maintain high standards of corporate governance and public disclosure, we have invested, and intend to continue to invest, in reasonably necessary resources to comply with evolving standards.  These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.

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

Index
*Recently adopted regulatory actions may result in reduced capital spending by U.S. broadband service providers, which could adversely impact our opportunities for continued revenue growth.

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the “net neutrality” rules adopted by the FCC in December 2010 governing the operating practices of U.S. broadband service providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for U.S. broadband service providers: (1) a prohibition on preventing end-user customers from accessing lawful content or running applications of their choice over the Internet and from connecting and using devices that do not harm the network; (2) a requirement to treat lawful content, applications and services in a nondiscriminatory manner; and (3) a transparency requirement compelling the disclosure of network management policies. The court struck down the anti-blocking and nondiscrimination provisions of the rules but upheld the transparency requirement. The court also found that the FCC has the statutory authority to impose such rules so long as they do not contravene other express statutory mandates.  On February 19, 2014, the Chairman of the FCC announced that the FCC planned to formulate new rules to enforce “net neutrality” while complying with the court rulings, and the proposed rules were announced on April 23, 2014. The FCC’s proposed rules or legislative proposals under the banner of “net neutrality,” if adopted, could interfere with U.S. broadband service providers’ ability to reasonably manage and invest in their U.S. broadband networks, and could adversely affect the manner and price of providing broadband service.  As a result, U.S. broadband service providers may lessen their capital investments in their networks and we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  Additionally, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.  At March 31, 2014, there were 20,660,000 shares of our common stock outstanding, outstanding stock options to purchase 1.8 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard in January 2013. As of March 31, 2014, we had outstanding restricted stock units with respect to 234,000 shares of our common stock.  At March 31, 2014, we had an authorized reserve of 423,000 shares of common stock, which we may grant as stock options, restricted stock, restricted stock units or other equity awards pursuant to our existing equity incentive plan.

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

Index
*Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of our amended and restated bylaws, our amended and restated certificate of incorporation or the General Corporation Law of the State of Delaware, (4) any action asserting a claim against us or our directors, officers or employees that is governed by the internal affairs doctrine, or (5) any action to interpret, apply, enforce or determine the validity of our amended and restated bylaws or our amended and restated certificate of incorporation.  Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated bylaws.  This choice-of-forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits.  Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, results of operations and financial condition.

We do not pay and do not expect to pay cash dividends on our common stock.

We have not paid any cash dividends.  We do not anticipate paying cash dividends on our common stock in the foreseeable future and we cannot assure investors that funds will be legally available to pay dividends, or that, even if the funds are legally available, dividends will be declared and paid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Index
Item 4.	Mine Safety and Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1*	Certificate of Incorporation, filed on June 13, 2013, filed as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Amended and Restated Bylaws, effective as of March 11, 2014, filed as Exhibit 3.1 to our current report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
May 8, 2014		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

3.1*	Certificate of Incorporation, filed on June 13, 2013, filed as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Amended and Restated Bylaws, effective as of March 11, 2014, filed as Exhibit 3.1 to our current report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed.