Form 10-Q
period 2014-06-30
PROCERA NETWORKS, INC.
filed 2014-08-07
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of August 5, 2014, the registrant had 20,669,206 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

Index
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2014	2013
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$25,278	$90,774
Short-term investments	81,859	15,789
Accounts receivable, net of allowance of $191 and $129 at June 30, 2014 and December 31, 2013, respectively	18,311	25,008
Inventories, net	16,543	18,836
Prepaid expenses and other	2,696	2,128
Total current assets	144,687	152,535

Property and equipment, net	7,604	7,121
Intangible assets, net	5,471	6,270
Goodwill	12,286	12,326
Deferred tax assets	1,429	1,101
Other non-current assets	114	83
Total assets	$171,591	$179,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,233	$7,305
Deferred revenue	11,957	11,633
Accrued liabilities	6,379	6,721
Total current liabilities	22,569	25,659

Non-current liabilities:
Deferred revenue	3,605	3,273
Deferred tax liability	1,623	1,690
Deferred rent	127	143
Total liabilities	27,924	30,765

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 20,661 and 20,652 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	222,285	219,763
Accumulated other comprehensive loss	(2,039)	(1,897)
Accumulated deficit	(76,600)	(69,216)
Total stockholders’ equity	143,667	148,671
Total liabilities and stockholders’ equity	$171,591	$179,436

Note: Amounts have been derived from the December 31, 2013 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales:
Product sales	$15,124	$13,617	$24,628	$24,028
Support sales	5,484	4,222	10,521	7,982
Total net sales	20,608	17,839	35,149	32,010
Cost of sales:
Product cost of sales	7,780	6,283	12,871	12,370
Support cost of sales	1,085	831	2,151	1,546
Total cost of sales	8,865	7,114	15,022	13,916

Gross profit	11,743	10,725	20,127	18,094

Operating expenses:
Research and development	3,716	4,186	8,264	8,587
Sales and marketing	7,051	7,349	13,928	13,970
General and administrative	2,442	3,352	5,552	6,989
Total operating expenses	13,209	14,887	27,744	29,546

Loss from operations	(1,466)	(4,162)	(7,617)	(11,452)
Interest and other income (expense), net	83	20	111	(30)

Loss before income taxes	(1,383)	(4,142)	(7,506)	(11,482)
Income tax provision (benefit)	25	(860)	(122)	(1,483)
Net loss	$(1,408)	$(3,282)	$(7,384)	$(9,999)

Net loss per share – basic	$(0.07)	$(0.16)	$(0.36)	$(0.50)
Net loss per share – diluted	$(0.07)	$(0.16)	$(0.36)	$(0.50)

Shares used in computing net loss per share:
Basic	20,356	19,997	20,342	19,971
Diluted	20,356	19,997	20,342	19,971

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,408)	$(3,282)	$(7,384)	$(9,999)

Unrealized gain (loss) on short-term investments	34	(31)	(1)	(50)
Foreign currency translation adjustments	494	(797)	(141)	(1,553)
Other comprehensive income (loss)	528	(828)	(142)	(1,603)

Comprehensive loss	$(880)	$(4,110)	$(7,526)	$(11,602)

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,384)	$(9,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,158	874
Amortization of intangible assets	757	780
Stock-based compensation expense:
Stock options	1,688	2,099
Restricted stock and restricted stock unit awards	763	646
Amortization of premium on investments	344	576
Amortization of deferred compensation	65	2,833
Provision for bad debts	59	—
Provision for excess and obsolete inventory	(72)	149
Loss on asset disposals	9	—
Changes in deferred taxes	(381)	(1,414)
Changes in assets and liabilities:
Accounts receivable	6,442	(173)
Inventories	1,759	(7,879)
Prepaid expenses and other current assets	(932)	1,744
Deferred compensation advanced to escrow	—	(2,701)
Accounts payable	(3,050)	2,066
Accrued liabilities	(237)	285
Deferred revenue	776	902
Net cash provided by (used in) operating activities	1,764	(9,212)

Cash flows from investing activities:
Purchase of Vineyard Networks Inc., net of cash received	—	(8,962)
Purchase of property and equipment	(1,274)	(1,772)
Purchase of short-term investments	(105,190)	(36,019)
Sale of short-term investments	24,164	11,212
Maturities of short-term investments	14,835	58,245
Net cash provided by (used in) investing activities	(67,465)	22,704

Cash flows from financing activities:
Proceeds from issuance of common stock – exercise of options	71	221
Payments on notes payable	—	(497)
Net cash provided by (used in) financing activities	71	(276)

Effect of exchange rates on cash and cash equivalents	134	(107)

Net increase (decrease) in cash and cash equivalents	(65,496)	13,109

Cash and cash equivalents, beginning of period	90,774	30,933

Cash and cash equivalents, end of period	$25,278	$44,042

Non-cash investing and financing activities:
Issuance of common stock in connection with Vineyard Networks Inc. acquisition	$—	$11,140

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc., a Delaware corporation (“Procera” or the “Company”), is a leading provider of Intelligent Policy Enforcement (“IPE”) solutions, based on Deep Packet Inspection technology, that enable mobile and broadband network operators and enterprises managing private networks, including higher education institutions, businesses and government entities (collectively referred to as network operators), to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific, Europe and the Middle East.

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

During the quarter ended March 31, 2013, the Company identified immaterial errors in the consolidated financial statements for the year ended December 31, 2012, related to the recognition of revenue from a sale to a value added reseller, the accounting for inventory and general and administrative fee accruals. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first quarter of 2013 and full year 2013 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements for the six months ended June 30, 2013 reflect the following immaterial adjustments: the reversal of a revenue deal resulting in a reduction of $0.6 million of revenue and a reduction of $0.2 million of cost of sales, inventory charges resulting in an increase of $0.4 million in cost of sales and additional general and administrative costs of $43,000.

Index
Significant Accounting Policies

The accounting and reporting policies of the Company conform to GAAP.  There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2014 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective beginning in fiscal 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

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

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Treasury and agency notes and bills	$53,993	$17	$(7)	$54,003
Corporate bonds	23,040	6	(8)	23,038
Commercial paper	13,184	4	—	13,188
Money market funds	470	—	—	470
Total investments	$90,687	$27	$(15)	$90,699

Reported as:
Cash equivalents	$8,839	$1	$—	$8,840
Short-term investments	81,848	26	(15)	81,859
Total	$90,687	$27	$(15)	$90,699

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$79,869	$—	$—	$79,869
Commercial paper	15,776	13	—	15,789
Total investments	$95,645	$13	$—	$95,658

Reported as:
Cash equivalents	$79,869	$—	$—	$79,869
Short-term investments	15,776	13	—	15,789
Total	$95,645	$13	$—	$95,658

Index
As of June 30, 2014, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss).  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase. The weighted average maturity of the portfolio does not exceed 12 months.  As of June 30, 2014, the Company had $32.4 million in investments with a maturity of greater than one year.  However, management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months.  Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly.  For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three and six months ended June 30, 2014.

The Company did not incur any material realized gains or losses in any of the three and six months ended June 30, 2014 or 2013.  The cost of securities sold was determined based on the specific identification method.

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

Index
The following is a summary of cash equivalents and short-term investments by type of instrument as of June 30, 2014 and December 31, 2013, measured at fair value on a recurring basis (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$470	$—	$—	$470
Treasury and agency notes and bills	—	54,003	—	54,003
Corporate bonds	—	23,038	—	23,038
Commercial paper	—	13,188	—	13,188
Total assets measured at fair value	$470	$90,229	$—	$90,699

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$79,869	$—	$—	$79,869
Commercial paper	—	15,789	—	15,789
Total assets measured at fair value	$79,869	$15,789	$—	$95,658

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

The Company did not have any transfers between Level 1 and Level 2 fair value instruments during any of the three or six months ended June 30, 2014 or 2013.

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

For the three and six months ended June 30, 2014, Vineyard contributed approximately $1.1 million and $2.1 million in revenue, respectively, and $0.3 million and $0.7 million in net loss, respectively.  For the three and six months ended June 30, 2013, Vineyard contributed approximately $0.6 million and $1.0 million in revenue, respectively, and $0.6 million and $1.1 million in net loss, respectively.

The total purchase price was $20.9 million, consisting of $9.8 million cash consideration and $11.1 million in the Company’s common stock in exchange for 100% of the outstanding securities of Vineyard.  Of the consideration paid, $2.0 million and $1.9 million in cash and stock, respectively, was placed into escrow for a period of 18 or 36 months from the closing of the acquisition and to be released subject to resolution of certain contingencies. In July 2014, $1.9 million and $1.8 million in cash and stock, respectively, was released from escrow. In addition to the purchase consideration, the Company recorded deferred compensation of $5.9 million, consisting of approximately $2.7 million in cash consideration and $3.2 million in the Company’s common stock, related to retention agreements with Vineyard’s three founders, which was disbursed from the escrow account in January 2014 after one year of continuous employment with the Company.  The Company recognized $0.1 million in compensation costs related to these retention agreements for the six months ended June 30, 2014. The Company recognized $1.4 million and $2.8 million in compensation costs related to these retention agreements for the three and six months ended June 30, 2013, respectively.

Index
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

Index
Pro Forma Financial Information

The following tables summarize the supplemental condensed consolidated statements of operations information on an unaudited pro forma basis as if the acquisition of Vineyard occurred on January 1, 2012 and include adjustments that were directly attributable to the foregoing transaction or were not expected to have a continuing impact on the Company.  The acquisition of Vineyard was included in the results of operations as of the acquisition date of January 9, 2013. The pro forma results are for illustrative purposes only for the applicable period and do not purport to be indicative of the actual results that would have occurred had the transaction been completed as of the beginning of the period, nor are they indicative of results of operations that may occur in the future (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Pro forma revenues	$18,508	$33,123
Pro forma net loss	(1,124)	(4,897)
Basic and diluted loss per share	$(0.06)	$(0.24)

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

These adjustments are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Acquisition-related expenses for Vineyard	$(20)	$(1,026)
Intangible amortization	—	36
Net change in stock compensation expense	—	(636)
Decrease in deferred compensation expense	(1,468)	(2,810)
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	—	23

6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the six months ended June 30, 2014 were as follows (in thousands):

Six Months Ended June 30, 2014
Balance at December 31, 2013	$12,326
Translation adjustments	(40)
Balance at June 30, 2014	$12,286

Intangible assets other than goodwill are amortized on a straight-line basis over their estimated remaining useful lives.

Index
The following table is a summary of acquired intangible assets with remaining net book values at June 30, 2014 and December 31, 2013 (in thousands, except weighted average remaining life):

	June 30, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,426	$(1,604)	$3,822	3.52
Customer relationships	2,341	(692)	1,649	3.52
Balance at June 30, 2014	$7,767	$(2,296)	$5,471

	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,446	$(1,066)	$4,380	4.01
Customer relationships	2,350	(460)	1,890	4.01
Balance at December 31, 2013	$7,796	$(1,526)	$6,270

For the three and six months ended June 30, 2014, amortization expense of $0.3 million and $0.5 million, respectively, related to developed technology was recorded in product cost of sales.  For the three and six months ended June 30, 2013, amortization expense of $0.2 million and $0.5 million, respectively, related to developed technology was recorded in product cost of sales.  For the three and six months ended June 30, 2014, amortization expense of $0.1 million and $0.2 million, respectively, related to customer relationships was recorded in operating expense.  For the three and six months ended June 30, 2013, amortization expense of $0.1 million and $0.2 million, respectively, related to customer relationships was recorded in operating expense.

The changes in the carrying value of acquired intangible assets during the six months ended June 30, 2014 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2013	$7,796	$(1,526)	$6,270
Additions	—	(757)	(757)
Translation adjustments	(29)	(13)	(42)
Balance at June 30, 2014	$7,767	$(2,296)	$5,471

The following table presents the estimated future amortization of intangible assets as of June 30, 2014 (in thousands):

Fiscal Year	Amortization
2014 (remaining six months)	$778
2015	1,555
2016	1,555
2017	1,555
2018	28
Total	$5,471

Index
7.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$16,424	$18,617
Raw materials	119	219
Inventories, net	$16,543	$18,836

Property and Equipment

The following is a summary of property and equipment at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Machinery and equipment	$10,747	$9,343
Computer equipment	561	488
Office furniture and equipment	416	387
Leasehold improvements	575	539
Software	315	326
Accumulated depreciation	(5,010)	(3,962)
Property and equipment, net	$7,604	$7,121

Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Payroll and related	$3,231	$3,179
Sales commissions	1,211	1,608
Warranty	129	131
Audit and legal services	70	198
Other	1,738	1,605
Total accrued liabilities	$6,379	$6,721

Index
Warranty Reserve

The Company warrants its products against material defects for a specific period of time, generally 12 months. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty.  The amount of accrued estimated warranty costs is primarily based on current information on repair costs.  The Company periodically reviews the accrued balances and updates the accrual based on historical warranty cost trends.

The following table summarizes warranty reserve activity during the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Warranty accrual, beginning of period	$131	$406
Provision for current period sales	54	20
Changes in liability for pre-existing warranties	(16)	—
Deductions for warranty claims processed during the period	(40)	(80)
Warranty accrual, end of period	$129	$346

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013, net of taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated other comprehensive loss as of December 31, 2013	$(1,910)	$13	$(1,897)
Other comprehensive loss, net of tax	(141)	(1)	(142)
Accumulated other comprehensive loss as of June 30, 2014	$(2,051)	$12	$(2,039)

The Company did not have any reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013.  The Company did not have any other-than-temporary loss on its available-for-sale securities for all periods presented.

8.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On January 9, 2013, the Company issued 825,060 unregistered shares with a value of approximately $14.3 million, pursuant to the Company’s acquisition of Vineyard as part of the purchase consideration in exchange for 100% of the outstanding securities of Vineyard, and deferred compensation to the founders of Vineyard.  On February 13, 2013, the Company filed with the SEC a Registration Statement on Form S-3 covering the resale of these shares.  The Registration Statement on Form S-3 was declared effective by the SEC on March 7, 2013.  Pursuant to the agreement, approximately 518,000 shares were transferred to the former Vineyard shareholders at closing, with the remainder being held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition.  In January 2014, 178,536 shares were released from the escrow related to the retention agreements with Vineyard’s three founders after one year of continuous employment with the Company. In July 2014, 123,744 shares were released from escrow related to the resolution of certain contingencies.

Index
Stock Incentive Plans

The Company’s 2007 Equity Incentive Plan, as amended (the “Plan”), provides for the grant of stock options, restricted stock awards and restricted stock unit awards to eligible employees, consultants and non-employee directors of the Company.  As of June 30, 2014, 438,625 shares of the Company’s common stock were available for future grant under the Plan.  On January 9, 2013, the Company granted to certain former Vineyard employees who became employees of the Company upon closing of the Vineyard acquisition options to purchase an aggregate of 412,000 shares of the Company’s common stock.  These options were granted outside of the Plan as inducements material to such employees joining the Company.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Six Months Ended June 30,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,824	$15.07	1,332	$14.65
Granted	122	11.61	586	16.39
Exercised	(8)	8.38	(28)	7.94
Cancelled	(178)	14.82	(167)	18.36
Outstanding at the end of the period	1,760	$14.89	1,723	$15.30
Vested and expected to vest at the end of the period	1,640	$14.81	1,600	$15.12
Exercisable at the end of the period	860	$13.50	625	$11.45

As of June 30, 2014, the aggregate intrinsic value of the Company’s options outstanding, options vested and expected to vest and options exercisable each were $1.2 million.  As of June 30, 2014, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 7.86 years, 7.78 years and 6.82 years, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $27,000 and $194,000, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2014 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $5.70	181	5.40	$5.07	176	$5.06
6.00 – 9.72	139	5.41	7.73	110	7.27
9.93 – 14.49	543	9.23	13.68	202	13.64
14.50 – 28.70	897	8.04	18.71	372	19.26
$4.30 – $28.70	1,760	7.86	$14.89	860	$13.50

Index
The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Six Months Ended June 30,
	2014		2013
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Unvested outstanding at the beginning of the period	302	$16.63	253	$15.79
Granted	173	10.98	32	14.36
Vested	(13)	14.53	(10)	20.47
Cancelled	(7)	14.03	(1)	20.25
Unvested outstanding at the end of the period	455	$14.58	274	$15.44

The weighted average remaining contractual term for the unvested restricted stock awards and restricted stock units outstanding as of June 30, 2014 was 2.65 years.

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

The following table sets forth the computation of basic and diluted net loss per share and potential shares of common stock that are not included in the diluted net loss per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,408)	$(3,282)	$(7,384)	$(9,999)

Denominator:
Weighted average common shares - basic	20,356	19,997	20,342	19,971
Weighted average common shares - diluted	20,356	19,997	20,342	19,971

Net loss per share:
Basic	$(0.07)	$(0.16)	$(0.36)	$(0.50)
Diluted	$(0.07)	$(0.16)	$(0.36)	$(0.50)

Antidilutive securities:
Options, restricted stock and restricted stock units	1,371	1,370	1,377	1,177

Index
10.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$93	$68	$190	$180
Research and development	296	216	684	716
Sales and marketing	398	376	806	963
General and administrative	351	487	771	886
Total stock-based compensation expense	$1,138	$1,147	$2,451	$2,745

Stock-based compensation in the three and six months ended June 30, 2013 includes a one-time $0.7 million charge associated with the acceleration of Vineyard option grants at the closing of the acquisition.

No income tax benefits were recognized in any of the three or six months ended June 30, 2014 or 2013 due to operating losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of June 30, 2014, total unrecognized compensation cost related to unvested stock options was $7.3 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.75 years.

As of June 30, 2014, total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units was $4.5 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.65 years.

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

The following assumptions were used in determining the fair value of stock options granted during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	5.04	5.28	4.96	4.85
Expected volatility	61.9%	78.9%	67.06%	78.2%
Risk-free interest rate	1.61%	0.99%	1.58%	0.89%
Expected dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and 2013 was $5.47 and $9.81, respectively.

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

As of June 30, 2014, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,	Amount
2014 (remaining six months)	$491
2015	916
2016	867
2017	725
2018	430
Thereafter	1,456
Total minimum lease payments	$4,885

Purchase Commitments

The Company issues purchase orders to third-party suppliers that may not be cancelable.  As of June 30, 2014, the Company had open non-cancelable purchase orders amounting to approximately $3.8 million, primarily with the Company’s third-party suppliers.

In March 2014, the Company entered into a lease agreement with B.C Ltd, as landlord, relating to office space located in Kelowna, British Columbia. Upon completion of tenant improvements, which is expected to be around the end of August 2014, the Company intends to move its Canadian office to this new location. The Company will accrue a liability of $0.6 million associated with the construction of the leasehold improvements beginning in the leasehold construction period of May 2014 to August 2014. Payments to reduce the liability will begin around the end of August 2014.

Concentrations

For the three months ended June 30, 2014, two customers represented 11% and 10%, respectively, of net revenue with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2014, no single customer accounted for more than 10% of net revenue.  For the three months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 18% of net revenue and revenue from two other customers represented 17% and 13% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 17% of net revenue and revenue from Cox Communications, Inc. represented 14% of net revenue, with no other single customer accounting for more than 10% of net revenue.

At June 30, 2014, accounts receivable from three customers represented 17%, 13%, and 11%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2013, accounts receivable from one customer represented 32% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. As of June 30, 2014 and December 31, 2013, approximately 91% and 86%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Index
Indemnification

The Company generally agrees to indemnify customers against legal claims that the Company’s products infringe certain third party property rights. As of June 30, 2014 and 2013, the Company has not been required to make any payments resulting from infringement claims asserted against customers and has not recorded any related reserves.

12.	INCOME TAXES

The Company's effective tax rate was 2% for the six months ended June 30, 2014 and 13% for the six months ended June 30, 2013.  For the three months ended June 30, 2014, the Company recorded an income tax provision of $25,000 on a loss before provision for income taxes of $1.4 million.  For the six months ended June 30, 2014, the Company recorded an income tax benefit of $122,000 on a loss before provision for income taxes of $7.5 million.  For the three and six months ended June 30, 2013, the Company recorded an income tax benefit of $0.9 million and $1.5 million, respectively, on a loss before provision for income taxes of $4.2 million and $11.5 million, respectively.  The effective tax rate for each of the six months ended June 30, 2014 and 2013 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the amortization of the acquired intangibles, state taxes and earnings taxed in foreign jurisdictions and unbenefited losses.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in Australia, Canada, Japan, Singapore and Sweden beginning in 2006 through the current period.

At June 30, 2014, the Company had $196,000 of unrecognized tax benefits, a total of $160,000 which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next 12 months.

13.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks.  Sales for geographic regions are based upon the customer’s location.  The location of long-lived assets is based on the physical location of the Company’s regional offices.

Index
The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales:
Europe, Middle East and Africa	$9,287	$5,449	$14,755	$9,371
United States	4,405	3,831	7,341	9,344
Asia Pacific	5,054	4,539	8,280	6,602
Canada and Latin America	1,862	4,020	4,773	6,693

Total	$20,608	$17,839	$35,149	$32,010

The following are summaries of property and equipment, net, by geographical region (in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, net:
United States	$1,300	$1,444
Canada	1,500	1,019
Europe	4,796	4,655
Asia Pacific	8	3
Total	$7,604	$7,121

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are headquartered in Fremont, California, and we have key operating entities in Kelowna, Canada and Varberg, Sweden, as well as a geographically dispersed sales force.  We sell our products through our direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific, Europe and the Middle East.

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

Index
Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenue

Revenue for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net product revenue	$15,124	$13,617	11%	$24,628	$24,028	2%
Net support revenue	5,484	4,222	30%	10,521	7,982	32%
Total revenue	$20,608	$17,839	16%	$35,149	$32,010	10%

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

Product revenue for the three and six months ended June 30, 2014 was $15.1 million and $24.6 million, respectively, increases of 11% and 2%, respectively, compared to the three and six months ended June 30, 2013. The increases were driven by revenue recognized on new Tier 1 mobile and fixed line customer wins for our PacketLogic solutions primarily in the Europe, Middle East and Africa region, or EMEA, Asia Pacific and Latin America, and reflected increased sales of our PL20000 series products.

Support revenue for the three and six months ended June 30, 2014 was $5.5 million and $10.5 million, respectively, increases of 30% and 32%, respectively, compared to the three and six months ended June 30, 2013.  The increases reflected the continued expansion of the installed base of our product to which we have sold ongoing support services, as well as growth in professional services revenue. Support and maintenance revenue for the three and six months ended June 30, 2014 increased by $0.8 million and $2.2 million, respectively, while professional service revenue for the three and six months ended June 30, 2014 increased by $0.5 million and $0.3 million, respectively.  The relative increases in total support revenue will fluctuate over time depending on the number of new customers, support renewals from continuing customers, and completed professional service projects during the period.

By region, EMEA contributed the largest portion of the increase in revenue for the three and six months ended June 30, 2014, with increases of $3.8 million and $5.4 million, respectively, compared to the three and six months ended June 30, 2013. See Note 13 – “Segment Information” of the Notes to Condensed Consolidated Financial Statements for additional details.

For the three months ended June 30, 2014, two customers represented 11% and 10%, respectively, of net revenue.  For the six months ended June 30, 2014, no single customer accounted for more than 10% of net revenue.  For the three months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 18% of net revenue and revenue from two other customers represented 17% and 13% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 17% of net revenue and revenue from Cox Communications, Inc. represented 14% of net revenue, with no other single customer accounting for more than 10% of net revenue.

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

Index
The following table presents the breakdown of cost of sales by category for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Product costs	$7,780	$6,283	24%	$12,871	$12,370	4%
Percent of net product revenue	51%	46%		52%	51%

Support costs	1,085	831	31%	2,151	1,546	39%
Percent of net support revenue	20%	20%		20%	19%

Total cost of sales	$8,865	$7,114	25%	$15,022	$13,916	8%
Percent of total net revenue	43%	40%		43%	43%

Total cost of sales in the three and six months ended June 30, 2014 increased by $1.8 million and $1.1 million, respectively, compared to the three and six months ended June 30, 2013, due to higher material costs associated with increased product sales and higher employee-related costs from an increase in customer support and professional services headcount.  Cost of sales as a percentage of revenue increased by 3 percentage points for the three months ended June 30, 2014 compared to the same period in the prior year, and was flat for the six month comparable period.  The increase as a percentage of revenue for the three month comparable period was primarily due to a higher proportion of hardware sales, including greater sales of our chassis-based PL20000 series hardware products.  Stock-based compensation recorded to cost of sales in each of the three and six months ended June 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively.

Gross Profit

Gross profit for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Gross profit	$11,743	$10,725	9%	$20,127	$18,094	11%
Percent of total net revenue	57%	60%		57%	57%

Gross profit for the three and six months ended June 30, 2014 increased by $1.0 million and $2.0 million, respectively, from the three and six months ended June 30, 2013. The increase in gross profit reflected higher support and professional services revenue.  Our gross profit margin for the three months ended June 30, 2014 decreased by 3 percentage points to 57%, from 60% for the three months ended June 30, 2013. Our gross profit margin for the six months ended June 30, 2014 and 2013 was flat at 57%. The decrease in the gross profit margin for the three months ended June 30, 2014 was mainly due to a higher proportion of hardware product sales  compared to the three months ended June 30, 2013.

On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles and cost reduction efforts, the gross margin for the three and six months ended June 30, 2014 was 59% and 60%, respectively, as compared to 62% and 59% for the three and six months ended June 30, 2013, respectively.  (See page 30 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Our gross margin rate in any given period is impacted by the product mix in that period, and we expect variability in our gross margin rate to continue in the future.  We expect our gross profit margin to be a higher percentage of total net revenue in the year ending December 31, 2014 compared to the year ended December 31, 2013.

Index
Operating Expenses

Operating expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Research and development	$3,716	$4,186	(11)%	$8,264	$8,587	(4)%
Sales and marketing	7,051	7,349	(4)%	13,928	13,970	0%
General and administrative	2,442	3,352	(27)%	5,552	6,989	(21)%
Total	$13,209	$14,887	(11)%	$27,744	$29,546	(6)%

In the three and six months ended June 30, 2014, our total operating expenses decreased compared to the three and six months ended June 30, 2013 primarily due to the absence of acquisition-related costs, which were $0.6 million and $1.6 million, respectively, and a reduction in amortization of deferred compensation costs associated with retention agreements with Vineyard’s three founders, which were $0.1 million in the six months ended June 30, 2014 as these costs became fully amortized,  compared to $1.5 million and $2.8 million in the three and six months ended June 30, 2013.  The deferred compensation was paid during the three months ended March 31, 2014.  These reductions were partially offset by increased costs associated with investment in sales and research and development and cost reduction efforts.

On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles, cost reduction efforts, deferred compensation and business development expenses, operating expenses in the three and six months ended June 30, 2014 were $11.9 million and $24.8 million, respectively, compared to $11.6 million and $22.3 million, respectively, in the three and six months ended June 30, 2013.  The increase on a non-GAAP basis reflected investment in sales and business development personnel and in product development and quality.  (See page 30 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

We took certain cost reduction steps in the three and six months ended June 30, 2014 to contain spending in order to improve our profitability.  These steps consisted of a reduction in workforce, which resulted in severance and other employee-related costs of $0.1 million and $0.7 million in the three and six months ended June 30, 2014, and also included steps to reduce spending on outside professionals.  The savings from these steps are expected to be approximately $1.5 million over the remainder of the fiscal year ending December 31, 2014, and approximately $2.0 million on an annualized basis.

In total, we anticipate that new employee and contractor hiring in 2014 will be substantially reduced compared with the hiring activity in 2013; therefore, we expect our headcount will be similar or will moderately increase from that reported for the year ended December 31, 2013.

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications, testing equipment and software costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.  Research and development expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

Index
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Research and development	$3,716	$4,186	(11)%	$8,264	$8,587	(4)%
As a percentage of net revenue	18%	23%		24%	27%

Research and development expenses for the three and six months ended June 30, 2014 decreased by $0.5 million and $0.3 million, respectively, compared to the three and six months ended June 30, 2013.  The decrease resulted primarily from a reduction in amortization of deferred compensation costs of $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2014, partially offset by increased product development costs, compensation costs associated with increased headcount, depreciation expense  and  employee termination costs associated with our cost reduction efforts.

On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and deferred compensation, research and development expenses for the three and six months ended June 30, 2014 were $3.4 million and $7.3 million, respectively, as compared to $3.2 million and $6.4 million in the three and six months ended June 30, 2013, respectively.   The increase resulted primarily from higher product development costs and compensation costs associated with additional personnel as we continue to expand our research and development group to develop the next generation PacketLogic solutions and other new product initiatives.  (See page 30 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information).

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.  Sales and marketing expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)
Sales and marketing	$7,051	$7,349	(4)%	$13,928	$13,970	0%
As a percentage of net revenue	34%	41%		40%	44%

Sales and marketing expenses for the three and six months ended June 30, 2014 decreased by $0.3 million and $0.1 million, respectively, compared to the three and six months ended June 30, 2013. The decrease resulted from a reduction in amortization of deferred compensation costs of $0.7 million and $1.4 million in the three and six months ended June 30, 2014, respectively, partially offset by an increase in compensation costs associated with the hiring of additional sales and marketing personnel in the EMEA, and higher commission costs associated with the higher level of revenues.

On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles, cost reduction efforts and deferred compensation, sales and marketing expenses for the three and six months ended June 30, 2014 were $6.4 million and $12.7 million, respectively, as compared to $6.1 million and $11.4 million in the three and six months ended June 30, 2013, respectively.  The increases resulted primarily from compensation costs associated with higher headcount and increased commissions associated with the higher level of revenues.    We plan to continue expanding our salesforce to continue our sales growth.  (See page 30 for a reconciliation of this non-GAAP measure to the most comparable GAAP financial measure and other important information.)

Index
General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive and finance functions and fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations. General and administrative expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)
General and administrative	$2,442	$3,352	(27)%	$5,552	$6,989	(21)%
As a percentage of net revenue	12%	19%		16%	22%

General and administrative expenses for the three and six months ended June 30, 2014 decreased by $0.9 million and $1.4 million, respectively, compared to the three and six months ended June 30, 2013.  The decrease reflected the absence of business development costs in the three and six months ended June 30, 2014, compared to $0.6 million and $1.6 million in business development costs for legal, accounting and investment banking fees associated with completed and potential mergers, acquisitions and partnership agreements, in the three and six months ended June 30, 2013, respectively.  For the three and six months ended June 30, 2014, the decrease also reflected a reduction in audit fees of $0.4 million and $0.2 million, respectively.  For the six months ended June 30, 2014, the decrease was offset by an increase in compensation costs of $0.4 million associated with higher headcount.

On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and business development costs, general and administrative expenses for the three and six months ended June 30, 2014 were $2.1 million and $4.8 million, respectively, as compared to $2.3 million and $4.5 million in the three and six months ended June 30, 2013, respectively.  The decrease in the three months ended June 30, 2014 was mainly due to the reduction in audit fees.  The increase in the six months ended June 30, 2014 was primarily due to an increase in compensation costs of $0.4 million associated with higher headcount offset by a $0.2 million decrease in audit fees.  (See page 30 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)
Interest and other income (expense), net	$83	$20	315%	$111	$(30)	(470)%

Interest and other income (expense), net increased in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.  The increase in the three months and six months ended June 30, 2014 was mainly due to a decrease in foreign currency losses, partially offset by a decrease in interest income.

Index
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)
Provision for (benefit from) income taxes	$25	$(860)	(103)%	$(122)	$(1,483)	(92)%

We are subject to taxation primarily in the U.S., Australia, Canada, Japan, Singapore and Sweden, as well as in a number of U.S. states, including California.  The provision for income tax in the three months ended June 30, 2014 was largely comprised of foreign withholding taxes, offset by the tax benefit related to the amortization of intangible assets from the Vineyard acquisition.  The tax benefit for the six months ended June 30, 2014 primarily reflects the tax benefit to the amortization of intangible assets from the Vineyard acquisition, partially offset by earnings taxed in foreign jurisdictions.

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

Our non-GAAP financial measures include adjustments for stock-based compensation expenses; business development expenses; cost reduction efforts; acquisition-related intangible asset and deferred compensation amortization; and income tax effects. We have excluded the effect of stock-based compensation, the cost of outside professional services for negotiating and performing legal, accounting and tax due diligence for potential mergers and acquisitions, expenses connected with cost reduction efforts, acquisition-related intangible asset and deferred compensation amortization, and income tax effects from our non-GAAP gross profit, operating expenses and net income measures. Stock-based compensation, which represents the estimated fair value of stock options, restricted stock and restricted stock units granted to employees, is excluded since grant activities vary significantly from quarter to quarter in both quantity and fair value. In addition, although stock-based compensation will recur in future periods, excluding this expense allows us to better compare core operating results with those of our competitors who also generally exclude stock-based compensation from their core operating results, and who may have different granting patterns and types of equity awards and who may use different option valuation assumptions than we do. Business development expenses are necessary as part of certain growth strategies, such as through mergers and acquisitions, and will occur when such transactions are pursued. We have excluded these expenses because they can vary materially from period-to-period and transaction-to-transaction and expenses associated with these business development activities are not considered a key measure of our operating performance. Cost reduction efforts occur with shifts in objectives and evolving requirements of the business and can result in fluctuating expenses connected with reducing employment in certain areas.  We have excluded these expenses because they can vary significantly from period-to-period and are not considered a key measure of our operating performance.  Acquisition-related intangible assets and deferred compensation amortization and income tax effects represent non-cash charges and benefits that result from the accounting for acquisitions. We have excluded these items because, in any period, they may not directly correlate to the underlying performance of our business and these items can vary materially from period-to-period and transaction-to-transaction. In addition, we exclude these acquisition-related costs and benefits when evaluating our current operating performance.

Index
Our non-GAAP financial measures may not reflect the full economic impact of our activities. Further, these non-GAAP financial measures may be unique to us as they may differ from non-GAAP financial measures used by other companies, including our competitors. As such, this presentation of non-GAAP financial measures may not enhance the comparability of our results to the results of other companies. Therefore, these non-GAAP financial measures are limited in their usefulness and investors are cautioned not to place undue reliance on our non-GAAP financial measures. In addition, investors are cautioned that these non-GAAP financial measures are not intended to be considered in isolation and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP.

A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure, net loss, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales:
Product sales	$15,124	$13,617	$24,628	$24,028
Support sales	5,484	4,222	10,521	7,982
Total net sales	20,608	17,839	35,149	32,010
Cost of sales:
Product cost of sales, GAAP	7,780	6,283	12,871	12,370
Non-GAAP adjustments:
Stock-based compensation (1)	(7)	(20)	(22)	(39)
Amortization of intangibles (2)	(267)	(284)	(529)	(544)
Cost reduction efforts (3)	—	—	(237)	—
Product cost of sales, non-GAAP	7,506	5,979	12,083	11,787
Support cost of sales, GAAP	1,085	831	2,151	1,546
Non-GAAP adjustments:
Stock-based compensation (1)	(86)	(48)	(168)	(141)
Support cost of sales, non-GAAP	999	783	1,983	1,405
Total cost of sales, non-GAAP	8,505	6,762	14,066	13,192

Gross profit, non-GAAP	12,103	11,077	21,083	18,818

Operating expenses:
Research and development, GAAP	3,716	4,186	8,264	8,587
Non-GAAP adjustments:
Stock-based compensation (1)	(296)	(216)	(684)	(716)
Cost reduction efforts (3)	—	—	(206)	—
Deferred compensation (4)	—	(752)	(65)	(1,440)
Research and development, non-GAAP	3,420	3,218	7,309	6,431
Sales and marketing, GAAP	7,051	7,349	13,928	13,970
Non-GAAP adjustments:
Stock-based compensation (1)	(398)	(376)	(806)	(963)
Amortization of intangibles (2)	(115)	(124)	(228)	(236)
Cost reduction efforts (3)	(114)	—	(188)	—
Deferred compensation (4)	—	(716)	—	(1,370)
Sales and marketing, non-GAAP	6,424	6,133	12,706	11,401
General and administrative, GAAP	2,442	3,352	5,552	6,989
Non-GAAP adjustments:
Stock-based compensation (1)	(351)	(487)	(771)	(886)
Cost reduction efforts (3)	—	—	(27)	—
Business development expenses (5)	—	(614)	—	(1,616)
General and administrative, non-GAAP	2,091	2,251	4,754	4,487
Total operating expenses, non-GAAP	11,935	11,602	24,769	22,319

Income (loss) from operations, non-GAAP	168	(525)	(3,686)	(3,501)

Interest and other income (expense), net	83	20	111	(30)

Income tax provision (benefit)	25	(860)	(122)	(1,483)
Non-GAAP adjustment (6)	207	688	386	1,414
Income tax provision, non-GAAP	232	(172)	264	(69)
Non-GAAP net income (loss)	$19	$(333)	$(3,839)	$(3,462)

Net income (loss) per share – diluted	$0.00	$(0.02)	$(0.19)	$(0.17)

Shares used in computing diluted net income (loss) per share:
Diluted	20,356	19,997	20,342	19,971

Reconciliation of net income (loss):
U.S. GAAP as reported	$(1,408)	$(3,282)	$(7,384)	$(9,999)
Non-GAAP adjustments:
Stock-based compensation (1)	1,138	1,147	2,451	2,745
Amortization of intangibles (2)	382	408	757	780
Cost reduction efforts (3)	114	—	658	—
Deferred compensation (4)	—	1,468	65	2,810
Business development expenses (5)	—	614	—	1,616
Income tax provision, non-GAAP (6)	(207)	(688)	(386)	(1,414)
As adjusted	$19	$(333)	$(3,839)	$(3,462)

Reconciliation of diluted net income (loss) per share:
U.S. GAAP as reported	$(0.07)	$(0.16)	$(0.36)	$(0.50)
Non-GAAP adjustments:
Stock-based compensation (1)	0.05	0.05	0.12	0.14
Amortization of intangibles (2)	0.02	0.02	0.04	0.04
Cost reduction efforts (3)	0.01	—	0.03	—
Deferred compensation (4)	—	0.07	0.00	0.14
Business development expenses (5)	—	0.03	—	0.08
Income tax provision, non-GAAP (6)	(0.01)	(0.03)	(0.02)	(0.07)
As adjusted	$0.00	$(0.02)	$(0.19)	$(0.17)

Shares used in computing diluted net income (loss) per share:
Diluted	20,356	19,997	20,342	19,971

Index
(1)	Stock-based compensation expense is calculated in accordance with the fair value recognition provisions of ASC 718.
(2)	Amortization expense associated with intangible assets acquired in the Vineyard acquisition.
(3)	Severance and other employee-related costs in connection with our cost-reduction efforts.
(4)	Deferred compensation includes amortization of amounts paid under retention agreements with Vineyard’s three founders. These amounts were paid during the first quarter of 2014, after one year of continuous employment with us. See Note 5 – “Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional details.
(5)	Business development expenses include the cost of outside professional services for negotiating and performing legal, accounting and tax due diligence for potential mergers and acquisitions and other significant partnership arrangements.
(6)	Income tax benefit associated with the following Vineyard acquisition-related items: reversal of Vineyard’s pre-existing income tax valuation allowance upon acquisition, amortization of acquired intangible assets and book to tax differences on deferred revenue.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$1,764	$(9,212)
Net cash provided by (used in) investing activities	(67,465)	22,704
Net cash provided by (used in) financing activities	71	(276)
Effect of exchange rate changes on cash and cash equivalents	134	(107)
Net increase (decrease) in cash and cash equivalents	$(65,496)	$13,109

During the six months ended June 30, 2014, we generated $1.8 million in cash from operating activities as compared to $9.2 million in cash used in operating activities for the six months ended June 30, 2013.  Cash provided by operating activities during the six months ended June 30, 2014 primarily consisted of net working capital sources of cash of $4.8 million and non-cash charges of $4.4 million, offset by our net loss of $7.4 million. Working capital sources of cash mainly consisted of a decrease in accounts receivable of $6.4 million due to strong collections, a reduction in inventory of $1.8 million due to improved inventory management, and a $0.8 million increase in deferred revenues due to increased deferred term license revenue. Working capital uses of cash consisted primarily of a decrease in accounts payable of $3.1 million associated with payments on inventory purchases and an increase in prepaid expenses and other current assets of $0.9 million.  Non-cash charges consisted primarily of depreciation expense of $1.2 million, amortization of intangible assets of $0.8 million, stock-based compensation of $2.5 million and amortization of premium on investments of $0.3 million, offset by changes in deferred taxes of $0.4 million.

Net cash used in investing activities of $67.5 million during the six months ended June 30, 2014 consisted of purchases of short-term investments of $105.2 million and equipment purchases primarily of lab and testing equipment for use in research and development of $1.3 million, offset by proceeds from sales of short-term investments of $24.2 million and maturities of short-term investments of $14.8 million.

Net cash provided by financing activities of $0.1 million during the six months ended June 30, 2014 consisted of proceeds from the exercise of employee stock options.

Our cash, cash equivalents and short-term investments at June 30, 2014 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and the portfolio of short-term investments have a weighted average maturity of less than one year.  All investments are classified as available for sale.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Canada and Sweden that extend through 2024. The details of these contractual obligations are further explained in Note 11 of the Notes to Condensed Consolidated Financial Statements.

We use third-party suppliers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these suppliers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain suppliers in accordance with our forecasts.  In addition, we issue purchase orders to our third-party suppliers that may not be cancelable at any time.  As of June 30, 2014, we had open non-cancelable purchase orders amounting to approximately $3.8 million, primarily with our third-party suppliers.

In March 2014, we entered into a lease agreement with B.C Ltd, as landlord, relating to office space located in Kelowna, British Columbia. Upon completion of tenant improvements, which is expected to be around the end of August 2014, we intend to move our Canadian office to this new location. We will accrue a liability of $0.6 million associated with the construction of the leasehold improvements beginning in the leasehold construction period of May 2014 to August 2014. Payments to reduce the liability will begin around the end of August 2014.

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

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling approximately $107.1 million at June 30, 2014.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  Short-term investments generally have a weighted average maturity of less than one year and are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).  Because of the short weighted average maturity of our investment portfolio at June 30, 2014, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2014, two customers represented 11% and 10%, respectively, of net revenue.  For the six months ended June 30, 2014, no single customer accounted for more than 10% of net revenue.  For the three months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 18% of net revenue and revenue from two other customers represented 17% and 13% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the six months ended June 30, 2013, revenue from Shaw Communications, Inc. represented 17% of net revenue and revenue from Cox Communications, Inc. represented 14% of net revenue, with no other single customer accounting for more than 10% of net revenue.

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

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 49% for the three months ended September 30, 2013 to 72% for the three months ended September 30, 2012. Factors that may cause our gross margins to fluctuate include customer and product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, decreases in average selling prices of our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials costs. A higher proportion of hardware sales versus software and service revenue in any period generally results in a lower gross profit margin for that period. In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share. Forecasting our gross margins is difficult due to our lengthy sales cycle, particularly with respect to larger customers, and our revenue recognition practices. Because our gross profit margins may fluctuate materially from period to period, or decline over time, the price of our common stock may decline.

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

We may seek to acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in executing our business strategy. Growth through acquisitions has been a viable strategy used by other network control and management technology companies.  We acquired the Netintact entities in 2006, and its products have formed the core of our current product offering.  In January 2013, we acquired Vineyard, a company based in Kelowna, Canada. We have integrated the employees of Vineyard into our organizational structure, and we are developing plans for further product and organizational integration, which will require both time and investment to accomplish. Any failure to properly integrate the personnel or technology we hire or acquire, including successfully maintaining cohesive technology development in distant locations, could have an adverse effect on us and our results of operations. Any future acquisitions that we may pursue could distract or divert the attention of our management and employees and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We believe that there may be consolidation in our industry, which could lead to increased price competition and other forms of competition. Increased competition may cause pricing pressure and loss of market share, either of which could have a material adverse effect on our business, may limit our growth prospects or reduce our revenues and margins.  Our competitors may establish or strengthen cooperative relationships with strategic partners or other parties.  Established companies may not only develop their own products but may also merge with or acquire our current competitors as a means of entering our markets.  New competitors or alliances among competitors may emerge and rapidly acquire significant market share.  Any of these circumstances could materially and adversely affect our business and operating results

Index
We operate in a highly competitive market and may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

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

We had an accumulated deficit of $76.6 million as of June 30, 2014. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of profitability in future periods.  In addition, our sales and marketing, research and development and certain other costs have been increasing in recent years and we may not be able to manage this growth in costs effectively.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses, and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

We currently do not have key person insurance in place.  If we lose one of our key officers, we would need to attract, hire and retain an equally competent person to take his or her place.  There is no assurance that we would be able to find such an employee in a timely fashion.  If we fail to recruit an equally qualified replacement or incur a significant delay, our business plans may slow down.  We could fail to implement our strategy or lose sales and marketing and development momentum.

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

While our PacketLogic products are software-based, we rely on independent suppliers to manufacture the hardware components on which our products are installed and operate. In certain circumstances, these suppliers also provide logistics services, which may include loading our software products onto the hardware platforms, testing and inspecting the products, and then shipping them directly to our customers. If these suppliers are unable to meet our demand, or fail to provide such logistics services as we may request in a timely manner, we may experience delays in product shipments. Other performance problems with suppliers may arise in the future, such as inferior quality, insufficient quantity of products, or the interruption or discontinuance of operations of a supplier, any of which could have a material adverse effect on our business and operating results.

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

*We have limited ability to protect our intellectual property and defend against claims, which may adversely affect our ability to compete.

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

Our general business strategy may be adversely affected by the current volatile global business environment and continued unpredictable and unstable market conditions.  If financial markets continue to experience volatility or deterioration, it may make any debt or equity financing that we require more difficult, more costly and more dilutive.  In addition, a renewed or deeper economic downturn may result in reduced demand for our products, or adversely impact our customers’ ability to pay for our products, which would harm our operating results.  There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive in the current economic environment, which would directly affect our ability to attain our operating goals on schedule and on budget.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our results of operations and financial condition.

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

Index
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

*The requirements of being a public company may strain our resources and divert management’s attention.

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

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the “net neutrality” rules adopted by the FCC in December 2010 governing the operating practices of U.S. broadband service providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for U.S. broadband service providers: (1) a prohibition on preventing end-user customers from accessing lawful content or running applications of their choice over the Internet and from connecting and using devices that do not harm the network; (2) a requirement to treat lawful content, applications and services in a nondiscriminatory manner; and (3) a transparency requirement compelling the disclosure of network management policies. The court struck down the anti-blocking and nondiscrimination provisions of the rules but upheld the transparency requirement. The court also found that the FCC has the statutory authority to impose such rules so long as they do not contravene other express statutory mandates. On May 15, 2014, the FCC adopted a Notice of Proposed Rulemaking that proposed new rules regarding anti-blocking and nondiscrimination and sought public comment on whether and by how much the commission should tighten regulation of Internet service providers. The comment period ended on July 18, 2014, and the FCC has yet to announce any final rules. Any rules or legislative actions ultimately adopted under the banner of “net neutrality” could interfere with U.S. broadband service providers’ ability to reasonably manage and invest in their U.S. broadband networks, and could adversely affect the manner and price of providing broadband service. As a result, U.S. broadband service providers may lessen their capital investments in their networks and we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  Additionally, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.  At June 30, 2014, there were 20,661,000 shares of our common stock outstanding, outstanding stock options to purchase 1.8 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard in January 2013. As of June 30, 2014, we had outstanding restricted stock units with respect to 455,000 shares of our common stock.  At June 30, 2014, we had an authorized reserve of 439,000 shares of common stock, which we may grant as stock options, restricted stock, restricted stock units or other equity awards pursuant to our existing equity incentive plan.

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

Index
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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
August 7, 2014		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

3.1*	Certificate of Incorporation, filed on June 13, 2013, filed as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Amended and Restated Bylaws, effective as of March 11, 2014, filed as Exhibit 3.1 to our current report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed.