Form 10-Q
period 2014-09-30
PROCERA NETWORKS, INC.
filed 2014-11-10
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 6, 2014, the registrant had 20,739,641 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Index
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2014	December 31, 2013
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$14,248	$90,774
Short-term investments	87,921	15,789
Accounts receivable, net of allowance of $122 and $129 at September 30, 2014 and December 31, 2013, respectively	19,941	25,008
Inventories, net	15,917	18,836
Prepaid expenses and other	3,351	2,128
Total current assets	141,378	152,535

Property and equipment, net	7,603	7,121
Intangible assets, net	3,320	6,270
Goodwill	960	12,326
Deferred tax assets	866	1,101
Other non-current assets	120	83
Total assets	$154,247	$179,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,811	$7,305
Deferred revenue	11,944	11,633
Accrued liabilities	5,691	6,721
Total current liabilities	21,446	25,659

Non-current liabilities:
Deferred revenue	3,116	3,273
Deferred tax liability	866	1,690
Deferred rent	122	143
Total liabilities	25,550	30,765

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 20,730 and 20,652 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	223,844	219,763
Accumulated other comprehensive loss	(2,856)	(1,897)
Accumulated deficit	(92,312)	(69,216)
Total stockholders’ equity	128,697	148,671
Total liabilities and stockholders’ equity	$154,247	$179,436

Note: Amounts have been derived from the December 31, 2013 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Sales:
Product sales	$11,164	$16,301	$35,792	$40,328
Support sales	4,945	5,032	15,466	13,015
Total net sales	16,109	21,333	51,258	53,343
Cost of sales:
Product cost of sales	4,774	10,080	17,645	22,451
Support cost of sales	1,118	896	3,269	2,442
Total cost of sales	5,892	10,976	20,914	24,893

Gross profit	10,217	10,357	30,344	28,450

Operating expenses:
Research and development	4,096	3,945	12,360	12,532
Sales and marketing	6,497	7,322	20,425	21,293
General and administrative	2,760	2,510	8,311	9,498
Impairment of goodwill and purchased intangible assets	12,380	—	12,380	—
Total operating expenses	25,733	13,777	53,476	43,323

Loss from operations	(15,516)	(3,420)	(23,132)	(14,873)
Interest and other income (expense), net	(356)	232	(245)	203

Loss before income taxes	(15,872)	(3,188)	(23,377)	(14,670)
Income tax benefit	(160)	(205)	(281)	(1,688)
Net loss	$(15,712)	$(2,983)	$(23,096)	$(12,982)

Net loss per share – basic	$(0.77)	$(0.15)	$(1.13)	$(0.65)
Net loss per share – diluted	$(0.77)	$(0.15)	$(1.13)	$(0.65)

Shares used in computing net loss per share:
Basic	20,500	20,031	20,395	20,007
Diluted	20,500	20,031	20,395	20,007

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(15,712)	$(2,983)	$(23,096)	$(12,982)

Unrealized gain (loss) on short-term investments	12	29	10	(21)
Foreign currency translation adjustments	(829)	566	(969)	(987)
Other comprehensive income (loss)	(817)	595	(959)	(1,008)

Comprehensive loss	$(16,529)	$(2,388)	$(24,055)	$(13,990)

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,096)	$(12,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,744	1,342
Amortization of intangible assets	1,135	1,179
Stock-based compensation expense:
Stock options	2,396	2,852
Restricted stock and restricted stock unit awards	1,333	962
Impairment of goodwill and purchased intangible assets	12,380	—
Amortization of premium on investments	547	773
Amortization of deferred compensation	64	4,301
Provision for bad debts	33	49
Provision for excess and obsolete inventory	408	588
Loss on asset disposals	14	—
Changes in deferred taxes	(514)	(1,550)
Changes in assets and liabilities:
Accounts receivable	4,492	(3,171)
Inventories	1,801	(6,393)
Prepaid expenses and other current assets	(1,694)	2,205
Deferred compensation advanced to escrow	—	(2,701)
Accounts payable	(3,397)	(1,220)
Accrued liabilities	(763)	458
Deferred revenue	622	2,557
Net cash used in operating activities	(2,495)	(10,751)

Cash flows from investing activities:
Purchase of Vineyard Networks Inc., net of cash received	—	(8,962)
Purchase of property and equipment	(2,267)	(2,209)
Purchase of short-term investments	(111,443)	(36,019)
Sale of short-term investments	24,164	11,212
Maturities of short-term investments	14,835	93,120
Net cash provided by (used in) investing activities	(74,711)	57,142

Cash flows from financing activities:
Proceeds from issuance of common stock – exercise of options	352	428
Payments on notes payable	—	(497)
Net cash provided by (used in) financing activities	352	(69)

Effect of exchange rates on cash and cash equivalents	328	(117)

Net increase (decrease) in cash and cash equivalents	(76,526)	46,205

Cash and cash equivalents, beginning of period	90,774	30,933

Cash and cash equivalents, end of period	$14,248	$77,138

Non-cash investing and financing activities:
Issuance of common stock in connection with Vineyard Networks Inc. acquisition	$—	$11,140

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc., a Delaware corporation (“Procera” or the “Company”), is a leading provider of Intelligent Policy Enforcement (“IPE”) solutions, based on Deep Packet Inspection technology, that enable mobile and broadband network operators and enterprises managing private networks, including higher education institutions, businesses and government entities (collectively referred to as network operators), to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific, Europe, Canada, Africa and the Middle East.

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

During the quarter ended March 31, 2013, the Company identified immaterial errors in the consolidated financial statements for the year ended December 31, 2012, related to the recognition of revenue from a sale to a value added reseller, the accounting for inventory and general and administrative fee accruals. Based on a quantitative and qualitative analysis of the errors as required by authoritative guidance, management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first quarter of 2013 and full year 2013 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2013 reflect the following immaterial adjustments: the reversal of a revenue deal resulting in a reduction of $0.6 million of revenue and a reduction of $0.2 million of cost of sales, inventory charges resulting in an increase of $0.4 million in cost of sales and additional general and administrative costs of $43,000.

Index
Significant Accounting Policies

The accounting and reporting policies of the Company conform to GAAP.  There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2014 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 11, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective beginning in fiscal year 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply the existing guidance in ASC Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  Entities may apply the amendments in ASU 2014-12 either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements”, which provides new guidance related to the disclosures around going concern.  The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash equivalents and short-term investments by type of instrument at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Treasury and agency notes and bills	$54,567	$26	$(4)	$54,589
Corporate bonds	26,210	7	(8)	26,209
Commercial paper	9,120	3	—	9,123
Money market funds	737	—	—	737
Total investments	$90,634	$36	$(12)	$90,658

Reported as:
Cash equivalents	$2,737	$—	$—	$2,737
Short-term investments	87,897	36	(12)	87,921
Total	$90,634	$36	$(12)	$90,658

Index
	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$79,869	$—	$—	$79,869
Commercial paper	15,776	13	—	15,789
Total investments	$95,645	$13	$—	$95,658

Reported as:
Cash equivalents	$79,869	$—	$—	$79,869
Short-term investments	15,776	13	—	15,789
Total	$95,645	$13	$—	$95,658

As of September 30, 2014, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive loss.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase. The weighted average maturity of the portfolio does not exceed 12 months.  As of September 30, 2014, the Company had $22.0 million in investments with a maturity of greater than one year.  However, management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months.  Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly.  For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three and nine months ended September 30, 2014.

The Company did not incur any material realized gains or losses in any of the three and nine months ended September 30, 2014 or 2013.  The cost of securities sold was determined based on the specific identification method.

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

Index
The following is a summary of cash equivalents and short-term investments by type of instrument as of September 30, 2014 and December 31, 2013, measured at fair value on a recurring basis (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$737	$—	$—	$737
Treasury and agency notes and bills	—	54,589	—	54,589
Corporate bonds	—	26,209	—	26,209
Commercial paper	—	9,123	—	9,123
Total assets measured at fair value	$737	$89,921	$—	$90,658

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$79,869	$—	$—	$79,869
Commercial paper	—	15,789	—	15,789
Total assets measured at fair value	$79,869	$15,789	$—	$95,658

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

The Company did not have any transfers between Level 1 and Level 2 fair value instruments during any of the three or nine months ended September 30, 2014 or 2013.

5.	ACQUISITIONS

On January 9, 2013, the Company completed its acquisition of Vineyard Networks Inc. (“Vineyard”), a privately held developer of Layer 7 Deep Packet Inspection (“DPI”) and application classification technology located in Kelowna, Canada. Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription based original equipment manufacturer and partner agreements.  This acquisition complements the Company’s hardware and application software-based IPE and DPI solutions.

The total purchase price was $20.9 million, consisting of $9.8 million cash consideration and $11.1 million in the Company’s common stock in exchange for 100% of the outstanding securities of Vineyard.  Of the consideration paid, $2.0 million and $1.9 million in cash and stock, respectively, was placed into escrow for a period of 18 or 36 months from the closing of the acquisition and to be released subject to resolution of certain contingencies.  In July 2014, $1.9 million and $1.8 million in cash and stock, respectively, was released from escrow.  In addition to the purchase consideration, the Company recorded deferred compensation of $5.9 million, consisting of $2.7 million in cash consideration and $3.2 million in the Company’s common stock, related to retention agreements with Vineyard’s three founders, which was disbursed from the escrow account in January 2014 after one year of continuous employment with the Company.  The Company recognized no compensation costs and $0.1 million in compensation costs related to these retention agreements for the three and nine months ended September 30, 2014, respectively. The Company recognized $1.5 million and $4.3 million in compensation costs related to these retention agreements for the three and nine months ended September 30, 2013, respectively.

Index
For the three and nine months ended September 30, 2014, Vineyard contributed $1.2 million and $3.3 million in revenue, respectively, and $12.9 million and $13.6 million in net loss, respectively, of which $12.4 million relates to the Company’s impairment charge recorded in the three months ended September 2014. See Note 6 – “Goodwill and Intangible Assets” for additional details.  For the three and nine months ended September 30, 2013, Vineyard contributed $0.8 million and $1.7 million in revenue, respectively, and $0.6 million and $1.7 million in net loss, respectively.

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

The following table summarizes the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date (in thousands):

Assets acquired
Cash	$822
Accounts receivable	525
Other current assets	2,095
Identifiable intangible assets	8,460
Goodwill (1)	12,346
Other assets	303
Total assets acquired	24,551
Liabilities assumed
Accounts payable and other accrued liabilities	420
Deferred revenue	555
Notes payable	511
Deferred tax liability	2,141
Total liabilities assumed	3,627
Net assets acquired	$20,924

(1)	The Company made an election under Section 338(g) of the Internal Revenue Code of 1986, as amended, which resulted in tax-deductible goodwill related to the Vineyard transaction. The Company estimated that the tax-deductible goodwill and intangibles resulting from the election will approximate $17.6 million, to be amortized for U.S. tax purposes over a 15 year period that began on January 1, 2014.

Intangible Assets Acquired

The following table presents details of the intangible assets acquired in connection with the acquisition of Vineyard, which was completed during the first quarter of 2013 (in thousands, except years):

	Estimated Useful Life (in years)	Amount
Developed technology	5	$5,910
Customer relationships	5	2,550
Total		$8,460

Index
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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Pro forma revenues	$21,440	$54,474
Pro forma net loss	(1,408)	(6,393)
Basic and diluted loss per share	$(0.07)	$(0.31)

The pro forma financial information reflects acquisition-related expenses incurred, pro forma adjustments for the additional amortization associated with finite-lived intangible assets acquired, deferred compensation costs related to the retention of certain Vineyard employees, the change in stock compensation expense as a result of the exercise of stock options immediately prior to the closing of the Vineyard transaction, stock compensation related to the stock options granted to Vineyard employees, and the related tax expense. The pro forma net loss per share amounts also reflect the impact of the issuance of 518,000 shares in connection with the acquisition as if they were issued in January 2012.

These adjustments are as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Acquisition-related expenses for Vineyard	$—	$(1,026)
Intangible amortization	—	36
Net change in stock compensation expense	—	(636)
Decrease in deferred compensation expense	(1,468)	(4,279)
Increase in weighted average common shares outstanding for shares issued and not already included in the weighted average common shares outstanding	302	309

Index
6.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$12,326
Impairment of goodwill	(10,840)
Translation adjustments	(526)
Balance at September 30, 2014	$960

The Company reviews its goodwill for impairment annually during the fourth quarter of the year or more frequently if events or circumstances indicates that an impairment loss may have occurred.  The identification and measurement of goodwill impairment involves the estimation of fair value at a reporting unit level.

During the third quarter of fiscal year 2014, the Company considered the effect of the economic environment in which its Network Application Visibility Library (“NAVL”) reporting unit markets its products and determined that sufficient indicators existed requiring it to perform an interim impairment review of NAVL goodwill.  The indicators consisted primarily of: (1) decelerating revenue growth during the third quarter of fiscal year 2014 and a decline in forecasted revenue in future quarters, and (2) lower than anticipated total addressable market for NAVL products.

The Company performed an impairment review for goodwill at the NAVL reporting unit level.  In step one, the fair value of the NAVL reporting unit was compared to the carrying value.  Based on this review, the Company determined that the carrying value exceeded the fair value indicating potential impairment. Therefore, the Company next performed step two, in which the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit on a fair value basis, including any unrecognized intangible assets, with any excess representing the implied fair value of goodwill.  The fair value was determined using an income approach.  Under the income approach, the present value of estimated future cash flows is determined based on management’s forecast of revenue growth rates and operating margins.  As a result of reduced revenue growth rate assumptions associated with the impairment indicators noted above, the implied fair value of NAVL goodwill was determined to be zero.  Therefore, the Company recorded an impairment charge for goodwill of $10.8 million during the third quarter of fiscal year 2014, 100% of the NAVL goodwill balance at September 30, 2014.  The impairment charge is included in the Company’s consolidated statement of operations.  The Company also recognized a deferred tax benefit of $0.1 million associated with the goodwill impairment charge.

No indicators were present during the third quarter of 2014 that would suggest impairment of the Company’s remaining goodwill balance of $960,000, assigned to the Company’s PacketLogic reporting unit.  The goodwill assigned to the Company’s PacketLogic reporting unit will be tested for impairment during the fourth quarter of 2014 in connection with the Company’s routine annual review of goodwill.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset.  Measurement of an impairment loss for long-lived assets is based on the amount by which the carrying value of the asset exceeds its fair value based on the discounted future cash flows.

Index
As a result of the indicators noted above, the Company also evaluated the long-lived assets within the NAVL reporting unit for impairment.  Such assets include acquired intangible assets and property, plant and equipment.  The asset group evaluated included the entire NAVL reporting unit.  The Company determined that the sum of the undiscounted future cash flows of the NAVL reporting unit did not exceed the carrying value of NAVL assets, indicating potential impairment. As a result, the fair value was determined for NAVL long-lived assets using an income approach as described above, which was then compared to the assets’ relative carrying values.  As a result of reduced revenue growth rate assumptions associated with the impairment indicators noted above, the Company determined that the fair value of the NAVL intangible assets was below their carrying value, resulting in a partial impairment of the NAVL intangible assets.  The Company recorded impairment charges for the third quarter of fiscal year 2014 of $0.7 million related to developed technology and $0.8 million related to customer relationships.  The impairment charges are included in the Company’s consolidated statement of operations.

Intangible assets other than goodwill are amortized on a straight-line basis over their estimated remaining useful lives.

The following table is a summary of acquired intangible assets with remaining net book values at September 30, 2014 and December 31, 2013 (in thousands, except weighted average remaining life):

	September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Impairment Charge	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,189	$(1,794)	$(705)	$2,690	3.27
Customer relationships	2,239	(774)	(835)	630	3.27
Balance at September 30, 2014	$7,428	$(2,568)	$(1,540)	$3,320

	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$5,446	$(1,066)	$4,380	4.01
Customer relationships	2,350	(460)	1,890	4.01
Balance at December 31, 2013	$7,796	$(1,526)	$6,270

For each of the three and nine months ended September 30, 2014 and September 30, 2013, amortization expense of $0.3 million and $0.8 million, respectively, related to developed technology was recorded in product cost of sales.  For the three and nine months ended September 30, 2014, amortization expense of $0.1 million and $0.3 million, respectively, related to customer relationships was recorded in operating expense.  For the three and nine months ended September 30, 2013, amortization expense of $0.2 million and $0.4 million, respectively, related to customer relationships was recorded in operating expense.

The changes in the carrying value of acquired intangible assets during the nine months ended September 30, 2014 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2013	$7,796	$(1,526)	$6,270
Impairment of purchased intangible assets	(1,540)	—	(1,540)
Additions	—	(1,135)	(1,135)
Translation adjustments	(368)	93	(275)
Balance at September 30, 2014	$5,888	$(2,568)	$3,320

Index
The following table presents the estimated future amortization of intangible assets as of September 30, 2014 (in thousands):

Fiscal Year	Amortization
2014 (remaining three months)	$253
2015	1,015
2016	1,015
2017	1,015
2018	22
Total	$3,320

7.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out basis, or market. Inventories at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$15,746	$18,617
Raw materials	171	219
Inventories, net	$15,917	$18,836

Property and Equipment

The following is a summary of property and equipment at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Machinery and equipment	$11,114	$9,343
Computer equipment	605	488
Office furniture and equipment	411	387
Leasehold improvements	568	539
Software	293	326
Accumulated depreciation	(5,388)	(3,962)
Property and equipment, net	$7,603	$7,121

Accrued Liabilities

Accrued liabilities at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and related	$3,036	$3,179
Sales commissions	928	1,608
Warranty	87	131
Audit and legal services	138	198
Other	1,502	1,605
Total accrued liabilities	$5,691	$6,721

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

The following table summarizes warranty reserve activity during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Warranty accrual, beginning of period	$131	$406
Provision for current period sales	54	—
Changes in liability for pre-existing warranties	(20)	(56)
Deductions for warranty claims processed during the period	(78)	(116)
Warranty accrual, end of period	$87	$234

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013, net of taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short-Term Investments	Total
Accumulated other comprehensive loss as of December 31, 2013	$(1,910)	$13	$(1,897)
Other comprehensive gain (loss), net of tax	(969)	10	(959)
Accumulated other comprehensive loss as of September 30, 2014	$(2,879)	$23	$(2,856)

The Company did not have any reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2014.  The Company did not have any other-than-temporary loss on its available-for-sale securities for all periods presented.

Index
8.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On January 9, 2013, the Company issued 825,060 unregistered shares with a value of $14.3 million, pursuant to the Company’s acquisition of Vineyard as part of the purchase consideration in exchange for 100% of the outstanding securities of Vineyard and deferred compensation to the founders of Vineyard.  On February 13, 2013, the Company filed with the SEC a Registration Statement on Form S-3 covering the resale of these shares.  The Registration Statement on Form S-3 was declared effective by the SEC on March 7, 2013.  Pursuant to the Vineyard acquisition agreement, 518,000 shares were transferred to the former Vineyard shareholders at closing, with the remainder being held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition.  In January 2014, 178,536 shares were released from the escrow related to the retention agreements with Vineyard’s three founders after one year of continuous employment with the Company.  In July 2014, 123,744 shares were released from escrow related to the resolution of certain contingencies. As of September 30, 2014, 5,084 shares remain in escrow.

Stock Incentive Plans

The Company’s 2007 Equity Incentive Plan, as amended (the “Plan”), provides for the grant of stock options, restricted stock awards and restricted stock unit awards to eligible employees, consultants and non-employee directors of the Company.  As of September 30, 2014, 386,424 shares of the Company’s common stock were available for future grant under the Plan.  On January 9, 2013, the Company granted to certain former Vineyard employees who became employees of the Company upon the closing of the Vineyard acquisition options to purchase an aggregate of 412,000 shares of the Company’s common stock.  These options were granted outside of the Plan as inducements material to such employees joining the Company.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Nine Months Ended September 30,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,824	$15.07	1,332	$14.65
Granted	152	11.34	622	16.25
Exercised	(62)	5.67	(54)	7.78
Cancelled	(286)	14.75	(240)	18.67
Outstanding at the end of the period	1,628	$15.14	1,660	$15.23
Vested and expected to vest at the end of the period	1,532	$15.10	1,555	$15.08
Exercisable at the end of the period	850	$14.25	609	$11.40

As of September 30, 2014, the aggregate intrinsic value of the Company’s options outstanding, options vested and expected to vest and options exercisable each were $0.8 million.  As of September 30, 2014, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 7.56 years, 7.48 years and 6.53 years, respectively.  The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2014 was $0.3 million.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $0.2 million and $0.4 million, respectively.

Index
The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2014 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $5.70	132	5.43	$5.08	129	$5.07
6.00 – 9.72	131	5.45	7.71	105	7.27
9.76 – 14.49	509	9.32	13.63	210	13.66
14.50 – 28.70	856	8.05	18.71	406	19.27
$4.30 – $28.70	1,628	7.56	$15.14	850	$14.25

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Nine Months Ended September 30,
	2014		2013
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
Unvested outstanding at the beginning of the period	302	$16.63	253	$15.79
Granted	317	10.67	40	14.45
Vested	(42)	14.89	(18)	19.05
Cancelled	(19)	13.08	(1)	20.25
Unvested outstanding at the end of the period	558	$13.49	274	$15.36

The weighted average remaining contractual term for the unvested restricted stock awards and restricted stock units outstanding as of September 30, 2014 was 2.77 years.

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

Index
The following table sets forth the computation of basic and diluted net loss per share and potential shares of common stock that are not included in the diluted net loss per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(15,712)	$(2,983)	$(23,096)	$(12,982)

Denominator:
Weighted average common shares - basic	20,500	20,031	20,395	20,007
Weighted average common shares - diluted	20,500	20,031	20,395	20,007

Net loss per share:
Basic	$(0.77)	$(0.15)	$(1.13)	$(0.65)
Diluted	$(0.77)	$(0.15)	$(1.13)	$(0.65)

Antidilutive securities:
Options, restricted stock and restricted stock units	1,322	1,192	1,361	1,185

10.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$92	$101	$282	$281
Research and development	314	218	998	933
Sales and marketing	443	385	1,249	1,348
General and administrative	429	365	1,200	1,252
Total stock-based compensation expense	$1,278	$1,069	$3,729	$3,814

Stock-based compensation in the three and nine months ended September 30, 2013 includes a one-time $0.7 million charge associated with the acceleration of Vineyard option grants at the closing of the acquisition.

No stock-based compensation related income tax benefits were recognized in any of the three or nine months ended September 30, 2014 or 2013 due to operating losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of September 30, 2014, total unrecognized compensation cost related to unvested stock options was $6.2 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.56 years.

As of September 30, 2014, total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units was $5.0 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.77 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  The fair value of each restricted stock award and restricted stock unit is calculated based upon the closing stock price of the Company’s common stock on the date of grant.  The expense for stock-based awards is recognized over the requisite service period using the straight-line attribution approach.

Index
The following assumptions were used in determining the fair value of stock options granted during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	5.84	4.77	5.12	4.84
Expected volatility	63.5%	78.2%	66.26%	78.2%
Risk-free interest rate	1.80%	1.43%	1.62%	0.92%
Expected dividend yield	0%	0%	0%	0%

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $5.54 and $8.71, respectively.

The Company calculated the expected term of stock options granted during the applicable period using historical exercise data.  The Company used the number of days between the grant and the exercise dates to calculate a weighted average of the holding periods for all awards (i.e., the average interval between the grant and exercise or post-vesting cancellation dates), adjusted as appropriate.  Expected volatilities were estimated using the historical share price performance over a period equivalent to the expected term of the option.  The risk-free interest rate for a period equivalent to the expected term of the option was extrapolated from the U.S. Treasury yield curve in effect at the time of the grant.  The Company has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2024.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the lease agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

As of September 30, 2014, future minimum lease payments due under operating leases were as follows (in thousands):

Fiscal years ending December 31,	Amount
2014 (remaining three months)	$247
2015	870
2016	824
2017	693
2018	419
Thereafter	1,433
Total minimum lease payments	$4,486

Index
Purchase Commitments

The Company issues purchase orders to third-party suppliers that may not be cancelable.  As of September 30, 2014, the Company had open non-cancelable purchase orders amounting to $7.7 million, primarily with the Company’s third-party suppliers.  In addition, in October 2014, the Company issued a purchase order to one of its main hardware suppliers for $7.9 million.  If certain shipment date milestones are not met, the Company may reduce the number of committed hardware orders.

In March 2014, the Company entered into a lease agreement with B.C. Ltd, as landlord, relating to office space located in Kelowna, British Columbia. Tenant improvements were completed near the end of October 2014, and the Company is in the process of moving its Canadian offices to this new location.  The Company accrued a liability of $0.6 million associated with the construction of the leasehold improvements beginning in the leasehold construction period of May 2014 to October 2014. Payments to reduce the liability will begin in November 2014.

Concentrations

For the three months ended September 30, 2014, one customer represented 37% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2014, one customer represented 11% of net revenue, with no other single customer accounting for more than 10% of net revenue.For the three months ended September 30, 2013, revenue from two customers represented 33% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2013, revenue from Shaw Communications, Inc. represented 13% of net revenue, and two other customers represented 13% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

At September 30, 2014, accounts receivable from two customers represented 31% and 12% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2013, accounts receivable from one customer represented 32% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. As of September 30, 2014 and December 31, 2013, 80% and 86%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Indemnification

The Company generally agrees to indemnify customers against legal claims that the Company’s products infringe certain third party property rights. As of September 30, 2014, the Company had not been required to make any payments resulting from infringement claims asserted against customers and had not recorded any related reserves.

12.	INCOME TAXES

The Company's effective tax rate was 1% for the nine months ended September 30, 2014 and 12% for the nine months ended September 30, 2013.  For the three and nine months ended September 30, 2014, the Company recorded an income tax benefit of $0.2 million and $0.3 million, respectively, on a loss before provision for income taxes of $15.9 million and $23.4 million, respectively.  For the three and nine months ended September 30, 2013, the Company recorded an income tax benefit of $0.2 million and $1.7 million, respectively, on a loss before provision for income taxes of $3.2 million and $14.7 million, respectively.  The effective tax rate for the nine months ended September 30, 2014 differs from the federal statutory tax rate as a result of the valuation allowance placed on the Canadian net deferred tax asset, state taxes, foreign withholding taxes, earnings taxed in foreign jurisdictions and unbenefited losses. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory tax rate as a result of the amortization of acquired intangible assets, state taxes, earnings taxed in foreign jurisdictions and unbenefited losses.

Since inception, the Company established a valuation allowance for its deferred tax assets in all jurisdictions except for the Canadian deferred tax assets.  At September 30, 2014, the Company has placed a valuation allowance against the Canadian deferred tax assets in excess of its deferred tax liabilities.

Index
A valuation allowance is required to be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.  The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.   The Company’s federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in Australia, Canada, Japan, Singapore and Sweden beginning in 2006 through the current period.

At September 30, 2014, the Company had $0.2 million of unrecognized tax benefits which would affect the Company’s effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next 12 months.

13.	SEGMENT INFORMATION

The Company operates in one business segment providing specialized products and related services that enable network operators to manage and control their networks.  Sales for geographic regions are based upon the customer’s location.  The location of long-lived assets is based on the physical location of the Company’s regional offices.

The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales:
Europe, Middle East and Africa	$9,202	$9,737	$24,106	$19,108
United States	2,983	4,572	10,000	13,916
Asia Pacific	3,061	5,316	11,549	11,918
Canada and Latin America	863	1,708	5,603	8,401
Total	$16,109	$21,333	$51,258	$53,343

The following are summaries of property and equipment, net, by geographical region (in thousands):

	September 30, 2014	December 31, 2013
Property and equipment, net:
United States	$1,267	$1,444
Canada	1,803	1,019
Europe	4,527	4,655
Asia Pacific	6	3
Total	$7,603	$7,121

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements.  Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could,” “initial,” “future,” “may,” “predict,” “potential,” “should” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●	trends related to and management’s expectations regarding future results of operations, required capital expenditures, revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2;

●	sales efforts, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings;

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our Company with respect to the development of products and services;

●	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

●	our expectations regarding our financial results for fiscal year 2014 and subsequent periods.

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

Our Internet Intelligent products are classified as part of the high-growth Deep Packet Inspection, or DPI, market for mobile packet and broadband core products.  The market for DPI products was $1.4 billion in 2013 and is expected to grow to $2.9 billion in 2018, a 2013 to 2018 compounded annual growth rate of 14%.  Our bundled products containing hardware and software elements deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our technology is transitioning to a software-focused solution as the trends in Network Function Virtualization, or NFV, and Software Defined Networking, or SDN, take hold in the service provider network core. Our solutions are often integrated with additional elements in the mobile packet and broadband core, including policy management and charging functions, and are compliant with the widely adopted 3rd Generation Partnership Program standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, network operators are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products, and the drive for NFV will open up new opportunities for our solutions.

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

We have recently announced several new development initiatives that are designed to expand our product offerings and our addressable market.  These initiatives include: (1) RAN Perspectives, a Radio Access Network awareness solution, to gain device and location intelligence that will compete with a new set of probe and Customer Experience Assurance solutions, (2) Video Perspectives, a new Video Intelligence offering that will compete with Big Data solutions, and (3) Network Function Virtualization versions of our PacketLogic products that will change our business model to shift more towards software sales rather than hardware with embedded software. We believe that these new initiatives, if successful, will increase our addressable market opportunity to include portions of the Telco Big Data and Customer Experience Assurance markets, where the breadth of our product offerings will provide a broader view of the subscriber experience than current offerings in those markets.

Our products are marketed under the PacketLogic and NAVL brand names.  We have a broad spectrum of products delivering intelligence at the access, edge and core layers of the network.  Our products are designed to offer maximum flexibility to our customers and enable differentiated services and revenue-enhancing applications, all while delivering a high quality of service for subscribers.

Index
We face competition from suppliers of standalone and integrated Intelligence Policy Enforcement, or IPE, and DPI products, including Allot Communications Ltd., Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), Ericsson, F5 Networks, Huawei Technologies Company, Qosmos, SAIC (acquired Cloudshield Technologies), Sandvine Corporation, and Tektronix (acquired Arbor Networks).  Some of our competitors supply platform products with different degrees of DPI functionality, such as switch/routers, routers, session border controllers and voice-over Internet protocol, or VoIP, switches.  In addition, we face competition from large integrators that package third-party IPE solutions into their products, including Alcatel-Lucent and Nokia Siemens.  It is possible that these companies will develop their own IPE solutions or strategically acquire existing competitor IPE vendors in the future.  Some of our competitors are also our customers.

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

On January 9, 2013, we completed our acquisition of Vineyard Networks Inc., or Vineyard, a privately held developer of Layer 7 DPI and application classification technology located in Kelowna, Canada.  Vineyard’s integrated DPI and application classification technology provides enterprise and service provider networking infrastructure vendors with these capabilities through its integrated software suite, primarily through a variety of subscription-based original equipment manufacturer and partner license agreements.  This acquisition complements our hardware and application software-based IPE and DPI solutions.

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

Index
Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

Net product revenue	$11,164	$16,301	(32)%	$35,792	$40,328	(11)%
Net support revenue	4,945	5,032	(2)%	15,466	13,015	19%
Total revenue	$16,109	$21,333	(24)%	$51,258	$53,343	(4)%

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

Product revenue for the three and nine months ended September 30, 2014 was $11.2 million and $35.8 million, respectively, which represents a decrease of 32% and 11%, respectively, compared to the three and nine months ended September 30, 2013. The decreases were driven by fewer large product orders primarily from Tier 1 customers in North America as compared to the prior periods.

Support revenue for the three months ended September 30, 2014 was $4.9 million, a decrease of 2%, compared to the three months ended September 30, 2013.  The decrease in support revenue for the three months ended September 30, 2014 was due to a $0.2 million decrease in professional service revenue due to fewer project completions, offset by a $0.1 million increase in support service revenue.  Support revenue for the nine months ended September 30, 2014 was $15.5 million, an increase of 19% compared to the nine months ended September 30, 2013.  The increase in support revenue for the nine months ended September 30, 2014 was due to a $2.3 million increase in support revenue and a $0.1 million increase in professional service revenue.  The increase in support revenue in the three and nine months ended September 30, 2014 reflected the continued expansion of the installed base of our product to which we have sold ongoing support services. Total support revenue will fluctuate over time depending on the number of new customers, support renewals from continuing customers, and completed professional service projects during the period.

By region, sales to customers located in Europe, the Middle East and Africa, or EMEA, as a percentage of revenue were 57% and 47% for the three and nine months ended September 30, 2014, respectively, compared to 46% and 36% for the three and nine months ended September 30, 2013, respectively.  See Note 13 – “Segment Information” of the Notes to Condensed Consolidated Financial Statements for additional details.

For the three months ended September 30, 2014, one customer represented 37% of net revenue, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2014, one customer represented 11% of net revenue with no other single customer accounting for more than 10% of net revenue.For the three months ended September 30, 2013, revenue from two customers represented 33% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2013, revenue from Shaw Communications, Inc. represented 13% of net revenue, and two other customers represented 13% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

Index
For the year ending December 31, 2014, we expect total revenue to approximate the total revenue for the year ended December 31, 2013.

Cost of Sales

Cost of sales includes material costs and direct labor for products sold, amortization of acquired developed technology, costs expected to be incurred for warranty, adjustments to inventory values, including the write-down of slow moving or obsolete inventory, and costs for support and professional services personnel.

The following table presents the breakdown of cost of sales by category for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Product costs	$4,774	$10,080	(53)%	$17,645	$22,451	(21)%
Percent of net product revenue	43%	62%		49%	56%

Support costs	1,118	896	25%	3,269	2,442	34%
Percent of net support revenue	23%	18%		21%	19%

Total cost of sales	$5,892	$10,976	(46)%	$20,914	$24,893	(16)%
Percent of total net revenue	37%	51%		41%	47%

Total cost of sales in the three and nine months ended September 30, 2014 decreased by $5.1 million and $4.0 million, respectively, compared to the three and nine months ended September 30, 2013, due to lower material costs associated with a decrease in product sales, offset by higher employee-related costs from an increase in customer support and professional services headcount.  Cost of sales as a percentage of revenue decreased by 14 percentage points and 6 percentage points for the three and nine months ended September 30, 2014, respectively, compared to the same period in the prior year.  The decrease as a percentage of revenue for the three and nine month comparable periods was primarily due to a product mix shift within product revenue to appliances from chassis based product sales. Appliance product sales tend to yield a greater margin compared with chassis based product sales.  Stock-based compensation recorded to cost of sales in each of the three and nine months ended September 30, 2014 and 2013 was $0.1 million and $0.3 million, respectively.

Gross Profit

Gross profit for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

Gross profit	$10,217	$10,357	(1)%	$30,344	$28,450	7%
Percent of total net revenue	63%	49%		59%	53%

Gross profit for the three months ended September 30, 2014 decreased by $0.1 million as compared to the three months ended September 30, 2013. The decrease in gross profit was driven by lower overall revenue.  Gross profit for the nine months ended September 30, 2014 increased by $1.9 million as compared to the nine months ended September 30, 2013 due to higher support and professional services revenue.  Our gross profit margin for the three and nine months ended September 30, 2014 increased by 14 and 6 percentage points compared to the same period in the prior year, respectively, to 63% and 59%, respectively. The increase in gross profit margin for the three and nine months ended September 30, 2014 was due to support revenue representing a higher proportion of total revenue and higher margins earned on product sales. Support revenue tends to have a greater gross profit margin compared with product sales. The higher margins earned on product sales reflect a product mix shift to appliances from chassis based product sales. Appliance product sales tend to yield a greater margin compared with chassis based product sales.

Index
On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangible assets and cost reduction efforts, the gross margin for the three and nine months ended September 30, 2014 was 66% and 62%, respectively, as compared to 50% and 55% for the three and nine months ended September 30, 2013, respectively.  The increase in non-GAAP gross profit margin for the three and nine months ended September 30, 2014 was primarily due to support revenue representing a higher proportion of total revenue and higher margins earned on product sales.   (See page 33 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Our gross margin rate in any given period is impacted by the revenue and product mix in that period, and we expect variability in our gross margin rate to continue in the future.  We expect our gross profit margin to be a higher percentage of total net revenue in the year ending December 31, 2014 as compared to the year ended December 31, 2013.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

Research and development	$4,096	$3,945	4%	$12,360	$12,532	(1)%
Sales and marketing	6,497	7,322	(11)%	20,425	21,293	(4)%
General and administrative	2,760	2,510	10%	8,311	9,498	(12)%
Impairment of goodwill and purchased intangible assets	12,380	—	n/a	12,380	—	n/a
Total	$25,733	$13,777	87%	$53,476	$43,323	23%

Our total operating expenses for the three and nine months ended September 30, 2014 increased compared to the three and nine months ended September 30, 2013 as a result of impairment charges of $12.4 million associated with NAVL goodwill and purchased intangible assets.  Excluding these charges, total operating expenses for the three and nine months ended September 30, 2014 decreased $0.4 million and $2.2 million, respectively, from the prior year periods.  The decrease was  primarily due to a decrease in amortization of deferred compensation costs associated with retention agreements with Vineyard’s three founders, which were $0.1 million in the nine months ended September 30, 2014 as these costs became fully amortized, compared to $1.5 million and $4.3 million in the three and nine months ended September 30, 2013, respectively.  The decrease in the nine months ended September 30, 2014 also reflected the absence of acquisition related costs, which were $1.6 million in the nine months ended September 30, 2013.  These reductions were partially offset by increases in the three and nine months ended September 30, 2014 of product development costs for our next generation PacketLogic products, severance and related costs associated with cost reduction efforts and higher compensation costs associated with additional investment in sales and business development and research and development personnel.

On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangible assets, cost reduction efforts, impairment of goodwill and intangible assets, deferred compensation and business development expenses, operating expenses in the three and nine months ended September 30, 2014 were $11.7 million and $36.5 million, respectively, compared to $11.2 million and $33.5 million for the three and nine months ended September 30, 2013, respectively.  The increase in operating expenses on a non-GAAP basis for the three and nine months ended September 30, 2014 reflected investment in sales and business development personnel and in product development and quality.  (See page 33 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Index
We took certain cost reduction steps in the three and nine months ended September 30, 2014 to contain spending in order to improve our profitability.  These steps consisted of a reduction in workforce, which resulted in severance and other employee-related costs of $0.3 million and $1.0 million in the three and nine months ended September 30, 2014, respectively, and also included steps to reduce spending on outside professionals.

In total, we anticipate that new employee and contractor hiring in fiscal year 2014 will be substantially reduced compared with the hiring activity in fiscal year 2013; therefore, we expect our headcount will be similar or will increase somewhat from that reported for the year ended December 31, 2013.

Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications, testing equipment and software costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.  Research and development expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

Research and development	$4,096	$3,945	4%	$12,360	$12,532	(1)%
As a percentage of net revenue	25%	18%		24%	23%

Research and development expenses for the three months ended September 30, 2014 increased by $0.2 million as compared to the three months ended September 30, 2013 primarily due to increases in product development costs of $0.7 million, compensation costs associated with increased headcount of $0.1 million, stock compensation of $0.1 million, and depreciation expense of $0.1 million, offset by the reduction of amortization of deferred compensation costs of $0.8 million.  Deferred compensation was fully amortized in the first quarter of 2014.

Research and development expenses for the nine months ended September 30, 2014 decreased by $0.2 million from the comparable prior year period.  The decrease resulted primarily from a reduction in amortization of deferred compensation costs of $2.2 million, offset by increased product development costs of $0.9 million, compensation costs associated with increased headcount of $0.5 million, stock compensation expense of $0.1 million, depreciation expense of $0.3 million and severance and related costs of $0.2 million.

On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and deferred compensation, research and development expenses for the three and nine months ended September 30, 2014 were $3.8 million and $11.1 million, respectively, as compared to $3.0 million and $9.4 million for the three and nine months ended September 30, 2013, respectively.  The increase resulted primarily from higher product development costs and compensation costs associated with additional personnel as we continue to expand our research and development group to develop the next generation PacketLogic solutions and other new product initiatives.  (See page 33 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Index
Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.  Sales and marketing expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)

Sales and marketing	$6,497	$7,322	(11)%	$20,425	$21,293	(4)%
As a percentage of net revenue	40%	34%		40%	40%

Sales and marketing expenses for the three and nine months ended September 30, 2014 decreased by $0.8 million and $0.9 million, respectively, compared to the three and nine months ended September 30, 2013. The decreases in the three and nine months ended September 30, 2014 were primarily a result of a reduction in the amortization of deferred compensation costs of $0.7 million and $2.1 million, respectively, and lower sales commissions of $0.5 million and $0.1 million, respectively, associated with the lower levels of revenue.  These reductions were partially offset by severance and related costs of $0.3 million and $0.5 million in the three and nine months ended September 30, 2014, respectively, and an increase in compensation and related costs associated with the hiring of additional sales and marketing personnel in the EMEA region of $0.1 million and $0.6 million, respectively.

On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangible assets, cost reduction efforts and deferred compensation, sales and marketing expenses for the three months ended September 30, 2014 were $5.6 million as compared to $6.1 million for the three months ended September 30, 2013.  The $0.5 million decrease was mainly due to a $0.4 million decrease in sales commissions from lower quarterly revenues in the three months ended September 30, 2014.  Non-GAAP sales and marketing expenses for the nine months ended September 30, 2014 were $18.3 million as compared to $17.5 million for the nine months ended September 30, 2013.  The increase of $0.8 million was primarily due to compensation costs associated with higher headcount. (See page 33 for a reconciliation of this non-GAAP measure to the most comparable GAAP financial measure and other important information.)

General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive and finance functions and fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations. General and administrative expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)

General and administrative	$2,760	$2,510	10%	$8,311	$9,498	(12)%
As a percentage of net revenue	17%	12%		16%	18%

General and administrative expenses for the three months ended September 30, 2014 increased by $0.3 million compared to the three months ended September 30, 2013. The increase was mainly due to a $0.2 million increase in legal and professional service costs.

General and administrative expenses for the nine months ended September 30, 2014 decreased by $1.2 million compared to the nine months ended September 30, 2013.  The decrease resulted from the reduction of business development costs of $1.6 million related to accounting and investment banking fees, partially offset by an increase in rent expense of $0.4 million and compensation-related expenses of $0.3 million associated with higher headcount.

Index
On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and business development costs, general and administrative expenses for the three and nine months ended September 30, 2014 were $2.3 million and $7.1 million, respectively, as compared to $2.1 million and $6.6 million for the three and nine months ended September 30, 2013, respectively.  The increase in the three and nine months ended September 30, 2014 was mainly due to an increase in compensation costs associated with higher headcount.  (See page 33 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Impairment of Goodwill and Purchased Intangible Assets

During the third quarter of fiscal year 2014, we considered the effect of the economic environment in which our NAVL reporting unit markets our products and determined that sufficient indicators existed requiring us to perform an interim impairment review of the NAVL reporting unit goodwill and long-lived assets.  The indicators consisted primarily of: (1) decelerating revenue growth during the third quarter of fiscal year 2014 and a decline in forecasted revenue in future quarters, and (2) lower than anticipated total addressable market for NAVL products.  As a result, we performed impairment reviews of our NAVL goodwill and long-lived assets within the NAVL reporting unit. The reviews were performed at the NAVL reporting unit level.  Based on our reviews, we recorded total impairment charges of $12.4 million; $10.8 million to write down the value of NAVL goodwill to zero, and $0.7 and $0.8 million to write down the carrying values of NAVL developed technology and customer relationship intangible assets, respectively, to their current estimated fair values.  See Note 6 – “Goodwill and Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional details.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)

Interest and other income (expense), net	$(356)	$232	(253)%	$(245)	$203	(221)%

Interest and other income (expense), net decreased in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013.  The decrease in the three and nine months ended September 30, 2014 was mainly due to an increase in foreign currency losses.

Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)			($ in thousands)

Income tax benefit	$(160)	$(205)	(22)%	$(281)	$(1,688)	(83)%

We are subject to taxation primarily in the U.S., Australia, Canada, Japan, Singapore and Sweden, as well as in a number of U.S. states, including California.   The benefit for income tax in the three months ended September 30, 2014 was largely comprised of the reversal of the US deferred tax liability related to the impairment of goodwill.    The reduction in the tax benefit for the nine months ended September 30, 2014 relates to the valuation allowance placed on the Canadian net deferred tax asset which has the effect of limiting the tax benefit.  The tax benefits were offset by state taxes, foreign withholding taxes and earnings taxed in foreign jurisdictions.

Index
We have established a valuation allowance for substantially all of our deferred tax assets.  We calculated the valuation allowance in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 740, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  We will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.

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

Our non-GAAP financial measures include adjustments for stock-based compensation expenses; business development expenses; cost reduction efforts; acquisition-related intangible asset and deferred compensation amortization; and income tax effects. We have excluded the effect of stock-based compensation, the cost of outside professional services for negotiating and performing legal, accounting and tax due diligence for potential mergers and acquisitions, expenses connected with cost reduction efforts, acquisition-related intangible asset and deferred compensation amortization, impairment of goodwill and intangible assets and income tax effects from our non-GAAP gross profit, operating expenses and net income measures. Stock-based compensation, which represents the estimated fair value of stock options, restricted stock and restricted stock units granted to employees, is excluded since grant activities vary significantly from quarter to quarter in both quantity and fair value. In addition, although stock-based compensation will recur in future periods, excluding this expense allows us to better compare core operating results with those of our competitors who also generally exclude stock-based compensation from their core operating results and who may have different granting patterns and types of equity awards and who may use different option valuation assumptions than we do. Business development expenses are necessary as part of certain growth strategies, such as through mergers and acquisitions, and will occur when such transactions are pursued. We have excluded these expenses because they can vary materially from period-to-period and transaction-to-transaction and expenses associated with these business development activities are not considered a key measure of our operating performance. Cost reduction efforts occur with shifts in objectives and evolving requirements of the business and can result in fluctuating expenses connected with reducing employment in certain areas.  We have excluded these expenses because they can vary significantly from period-to-period and are not considered a key measure of our operating performance.  Acquisition-related intangible assets and deferred compensation amortization and income tax effects represent non-cash charges and benefits that result from the accounting for acquisitions. We have excluded these items because, in any period, they may not directly correlate to the underlying performance of our business and can vary materially from period-to-period and transaction-to-transaction. In addition, we exclude these acquisition-related costs and benefits when evaluating our current operating performance.

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

Index
A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measure, net loss, is as follows:

	Three Months Ended		Nine Months Ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Sales:
Product sales	$11,164	$16,301	$35,792	$40,328
Support sales	4,945	5,032	15,466	13,015
Total net sales	16,109	21,333	51,258	53,343
Cost of sales:
Product cost of sales, GAAP	4,774	10,080	17,645	22,451
Non-GAAP adjustments:
Stock-based compensation (1)	(7)	(19)	(29)	(58)
Amortization of intangibles (2)	(264)	(275)	(793)	(819)
Cost reduction efforts (3)	—	—	(237)	—
Product cost of sales, non-GAAP	4,503	9,786	16,586	21,574
Support cost of sales, GAAP	1,118	896	3,269	2,442
Non-GAAP adjustments:
Stock-based compensation (1)	(85)	(82)	(253)	(223)
Support cost of sales, non-GAAP	1,033	814	3,016	2,219
Total cost of sales, non-GAAP	5,536	10,600	19,602	23,793

Gross profit, non-GAAP	10,573	10,733	31,656	29,550

Operating expenses:
Research and development, GAAP	4,096	3,945	12,360	12,532
Non-GAAP adjustments:
Stock-based compensation (1)	(314)	(218)	(998)	(933)
Cost reduction efforts (3)	—	—	(206)	—
Deferred compensation (5)	—	(753)	(65)	(2,193)
Research and development, non-GAAP	3,782	2,974	11,091	9,406
Sales and marketing, GAAP	6,497	7,322	20,425	21,293
Non-GAAP adjustments:
Stock-based compensation (1)	(443)	(385)	(1,249)	(1,348)
Amortization of intangibles (2)	(114)	(117)	(342)	(353)
Cost reduction efforts (3)	(327)	—	(515)	—
Deferred compensation (5)	—	(716)	—	(2,086)
Sales and marketing, non-GAAP	5,613	6,104	18,319	17,506
General and administrative, GAAP	2,760	2,510	8,311	9,498
Non-GAAP adjustments:
Stock-based compensation (1)	(429)	(365)	(1,200)	(1,252)
Cost reduction efforts (3)	—	—	(27)	—
Business development expenses (6)	—	—	—	(1,616)
General and administrative, non-GAAP	2,331	2,145	7,084	6,630
Impairment of goodwill and purchased intangible assets	12,380	—	12,380	—
Non-GAAP adjustments:
Impairment of goodwill and purchased intangible assets (4)	(12,380)	—	(12,380)	—
Impairment of goodwill and purchased intangible assets, non-GAAP	—	—	—	—
Total operating expenses, non-GAAP	11,726	11,223	36,494	33,542

Loss from operations, non-GAAP	(1,153)	(490)	(4,838)	(3,992)

Interest and other income (expense), net	(356)	232	(245)	203

Income tax benefit	(160)	(205)	(281)	(1,688)
Non-GAAP adjustment (7)	192	136	578	1,550
Income tax provision, non-GAAP	32	(69)	297	(138)
Non-GAAP net loss	$(1,541)	$(189)	$(5,380)	$(3,651)

Net loss per share – diluted	$(0.08)	$(0.01)	$(0.26)	$(0.18)

Shares used in computing diluted net loss per share:
Diluted	20,500	20,031	20,395	20,007

Reconciliation of net loss:
U.S. GAAP as reported	$(15,712)	$(2,983)	$(23,096)	$(12,982)
Non-GAAP adjustments:
Stock-based compensation (1)	1,278	1,069	3,729	3,814
Amortization of intangibles (2)	378	392	1,135	1,172
Cost reduction efforts (3)	327	—	985	—
Impairment of goodwill and purchased intangible assets (4)	12,380	—	12,380	—
Deferred compensation (5)	—	1,469	65	4,279
Business development expenses (6)	—	—	—	1,616
Income tax provision, non-GAAP (7)	(192)	(136)	(578)	(1,550)
As adjusted	$(1,541)	$(189)	$(5,380)	$(3,651)

Reconciliation of diluted net loss per share:
U.S. GAAP as reported	$(0.77)	$(0.15)	$(1.13)	$(0.65)
Non-GAAP adjustments:
Stock-based compensation (1)	0.06	0.05	0.18	0.19
Amortization of intangibles (2)	0.02	0.02	0.06	0.06
Cost reduction efforts (3)	0.02	—	0.04	—
Impairment of goodwill and purchased intangible assets (4)	0.60	—	0.61	—
Deferred compensation (5)	—	0.08	—	0.22
Business development expenses (6)	—	—	—	0.08
Income tax provision, non-GAAP (7)	(0.01)	(0.01)	(0.02)	(0.08)
As adjusted	$(0.08)	$(0.01)	$(0.26)	$(0.18)

Shares used in computing diluted net loss per share:	20,500	20,031	20,395	20,007

Index
(1)	Stock-based compensation expense is calculated in accordance with the fair value recognition provisions of ASC Topic 718.
(2)	Amortization expense associated with intangible assets acquired in the Vineyard acquisition.
(3)	Severance and other employee-related costs in connection with our cost-reduction efforts.
(4)	Impairment charges to write-down the carrying value of goodwill and purchased intangible assets associated with the Vineyard acquisition as a result of lower than anticipated total addressable market and revenue growth of our NAVL products. See Note 6 – “Goodwill and Intangible Assets” of the Notes to Condensed Consolidated Financial Statements for additional details.
(5)	Amortization of amounts paid under retention agreements with Vineyard’s three founders. These amounts were paid during the first quarter of fiscal year 2014, after one year of continuous employment with us. See Note 5 – “Acquisitions” in the Notes to Condensed Consolidated Financial Statements for additional details.
(6)	Includes the cost of outside professional services for negotiating and performing legal, accounting and tax due diligence for potential mergers and acquisitions and other significant partnership arrangements.
(7)	Income tax benefit associated with the following Vineyard acquisition-related items: reversal of Vineyard’s pre-existing income tax valuation allowance upon acquisition, amortization of acquired intangible assets, Canadian valuation allowance and book to tax differences on deferred revenue.

Index
Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(2,495)	$(10,751)
Net cash provided by (used in) investing activities	(74,711)	57,142
Net cash provided by (used in) financing activities	352	(69)
Effect of exchange rate changes on cash and cash equivalents	328	(117)
Net increase (decrease) in cash and cash equivalents	$(76,526)	$46,205

During the nine months ended September 30, 2014, cash used in operating activities was $2.5 million as compared to $10.8 million of cash used in operating activities for the nine months ended September 30, 2013.  Cash used in operating activities during the nine months ended September 30, 2014 primarily consisted of net working capital sources of cash of $1.1 million and non-cash charges of $19.5 million, offset by our net loss of $23.1 million. As compared to the nine months ended September 30, 2013, working capital sources of cash for the nine months ended September 30, 2014 mainly consisted of a decrease in accounts receivable of $4.5 million due to strong collections, a reduction in inventory of $1.8 million due to improved inventory management, and a $0.6 million increase in deferred revenues due to increased deferred term license revenue. As compared to the nine months ended September 30, 2013, working capital uses of cash for the nine months ended September 30, 2014 consisted primarily of a decrease in accounts payable of $3.4 million associated with payments on inventory purchases and an increase in prepaid expenses and other current assets of $1.7 million.  Non-cash charges for the nine months ended September 30, 2014 consisted primarily of impairment of goodwill and purchased intangible assets of $12.4 million, depreciation expense of $1.7 million, amortization of intangible assets of $1.1 million, stock-based compensation of $3.7 million and amortization of premium on investments of $0.5 million, offset by changes in deferred taxes of $0.5 million.

Net cash used in investing activities of $74.7 million during the nine months ended September 30, 2014 consisted of purchases of short-term investments of $111.4 million and equipment purchases primarily of lab and testing equipment for use in research and development of $2.3 million, offset by proceeds from sales of short-term investments of $24.2 million and maturities of short-term investments of $14.8 million.

Net cash provided by financing activities of $0.3 million during the nine months ended September 30, 2014 consisted of proceeds from the exercise of employee stock options.

Our cash, cash equivalents and short-term investments at September 30, 2014 consisted of bank deposits with third party financial institutions, money market funds, U.S. treasury and agency securities, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and the portfolio of short-term investments has a weighted average maturity of less than one year.  All investments are classified as available for sale.

In January 2013, we acquired Vineyard in Kelowna, Canada.  The aggregate total consideration of $20.9 million consisted of $9.8 million in cash and 825,060 shares of our common stock.  In addition to the purchase consideration, we recorded deferred compensation of $5.9 million, consisting of $2.7 million in cash consideration and $3.2 million in our common stock, related to retention agreements with Vineyard’s three founders, which was disbursed from the escrow account in January 2014 after one year of continuous employment with us.

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

Index
Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Canada and Sweden that extend through 2024. The details of these contractual obligations are further explained in Note 11 – “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

We use third-party suppliers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these suppliers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain suppliers in accordance with our forecasts.  In addition, we issue purchase orders to our third-party suppliers that may not be cancelable at any time.  As of September 30, 2014, we had open non-cancelable purchase orders amounting to $7.7 million, primarily with our third-party suppliers.  In addition, in October 2014, we issued a purchase order to one of our main hardware suppliers for $7.9 million.  If certain shipment date milestones are not met, we may reduce the number of committed hardware orders.

In March 2014, we entered into a lease agreement with B.C. Ltd, as landlord, relating to office space located in Kelowna, British Columbia. Tenant improvements were completed near the end of October 2014, and we are in the process of moving our Canadian offices to this new location.  We accrued a liability of $0.6 million associated with the construction of the leasehold improvements beginning in the leasehold construction period of May 2014 to September 2014. Payments to reduce the liability will begin in November 2014.

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, Canadian Dollars, Australian Dollars and the Euro.  We incur operating expenses in U.S. Dollars, Swedish Krona, Canadian Dollars and Australian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates.  To date, exchange rate fluctuations have had minimal impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures.  However, a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and the directional change against the U.S. Dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $102.2 million at September 30, 2014.  Cash equivalents and short-term investments are composed of money market funds, U.S. treasury and agency securities, commercial paper and corporate bonds.  Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  Short-term investments generally have a weighted average maturity of less than one year and are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).  Because of the short weighted average maturity of our investment portfolio at September 30, 2014, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.  If hypothetical market interest rates increased by 100 basis points, we may incur $0.6 million of unrealized loss.  If hypothetical market interest rates decreased by 100 basis points, we may incur $0.2 million of unrealized gain.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, historically we have received, and in the future we may receive, a material portion of a quarter’s sales orders during the last two weeks of the quarter. Accordingly, there is a risk that our revenue may move from one quarter to the next, or not be realized at all, if we cannot fulfill all of the orders and satisfy all the revenue recognition criteria under our accounting policies before the quarter ends.  If completed purchase orders are not obtained in a timely manner, our products are not shipped on time, we fail to manage our inventory properly, we fail to release new products on schedule or we are unable to fulfill orders for any other reason, our revenue for that quarter could fall below our expectations or those of securities analysts and investors, which may result in a decline in our stock price.

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

Our sales cycles often are lengthy because our prospective customers generally follow complex procurement procedures and undertake significant testing to assess the performance of our products within their networks. As a result, we may invest significant time from initial contact with a prospective customer before that customer decides to purchase and incorporate our products in its network.  We may also expend significant resources attempting to persuade large broadband service providers to incorporate our products into their networks without any measure of success. Even after deciding to purchase our products, initial network deployment and acceptance testing of our products by a large broadband service provider may last several years.  Network operators, especially in North America, often require that products they purchase meet Network Equipment Building System, or NEBS, certification requirements, which relate to the reliability of telecommunications equipment.  While our PacketLogic products and future products are and are expected to continue to be designed to meet NEBS certification requirements, they may fail to do so, and any failure to meet NEBS certification requirements could have a material adverse impact on our ability to sell our products.

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

For the three months ended September 30, 2014, one customer represented 37% of net revenue with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2014, one customer represented 11% of net revenue with no other single customer accounting for more than 10% of net revenue.For the three months ended September 30, 2013, revenue from two customers represented 33% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.  For the nine months ended September 30, 2013, revenue from Shaw Communications, Inc. represented 13% of net revenue, and two other customers represented 13% and 11% of net revenue, respectively, with no other single customer accounting for more than 10% of net revenue.

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

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 49% for the three months ended September 30, 2013 to 72% for the three months ended September 30, 2012. Factors that may cause our gross margins to fluctuate include customer and product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, decreases in average selling prices of our products, our ability to successfully develop new products and our ability to manage manufacturing, labor and materials costs. A higher proportion of hardware sales versus software and service revenue in any period generally results in a lower gross profit margin for that period. In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share. Forecasting our gross margins is difficult due to our lengthy sales cycle, particularly with respect to larger customers, and our revenue recognition practices. Because our gross profit margins may fluctuate materially from period to period, or decline over time, the price of our common stock may decline.

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

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, our business and the loss of key personnel.  The diversion of management’s attention and any delays or difficulties encountered in connection with an acquisition and the integration of our operations and technology could have an adverse effect on our business, results of operations or financial condition.  Furthermore, the execution of these post-transaction integration activities will involve considerable risks and may not come to pass as we envision.  The inability to integrate the operations, technology and personnel of an acquired business with ours, or any significant delay in achieving integration, could have a material adverse effect on our results of operations and financial condition and, as a result, on the market price of our common stock.

We may not achieve the desired benefits from our acquisitions, including the revenue and other synergies and growth that we anticipate from the acquisition in the timeframe that we originally expect, and the costs of achieving these benefits may be higher than what we originally had anticipated because of a number of risks, including, but not limited to, the possibility that the acquisition may not further our business strategy as we expected and the possibility that we may not be able to expand the reach and customer base for current and future products as expected.  For example, during the third quarter of fiscal year 2014, we recorded a partial impairment of the NAVL intangible assets and a full impairment of the NAVL reporting unit goodwill, which were acquired through our acquisition of Vineyard Networks Inc. in January 2013.  As a result of these risks, our acquisitions may not immediately contribute to our earnings as expected, or at all, we may not achieve expected revenue synergies or realization of efficiencies related to the integration of the businesses when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisitions.

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

Index
*We operate in a highly competitive market and may be unable to compete effectively with competitors which are substantially larger and more established and have greater resources.

In our rapidly evolving and highly competitive market, we compete on the price as well as the performance of our products.  We expect competition to remain intense in the future.  Increased competition could result in reduced prices and gross margins for our products and loss of market share, and could require us to increase spending on research and development, sales and marketing and customer support, any of which could have a negative financial impact on our business.  We compete with Allot Communications Ltd., Tektronix (acquired Arbor Networks), Blue Coat Systems, Brocade Communications Systems, Cisco Systems, Inc., Citrix Systems (acquired Bytemobile), SAIC (acquired Cloudshield Technologies), Ericsson, F5 Networks, Huawei Technologies Company and Sandvine Corporation and Tektronix (acquired Arbor Networks), as well as other companies which sell products incorporating competing technologies.  In addition, our products and technology compete with other types of products that offer monitoring capabilities, such as probes and related software.  We also face indirect competition from companies that offer broadband service providers increased bandwidth and infrastructure upgrades that increase the capacity of their networks, which may lessen or delay the need for bandwidth management solutions.

Most of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels than we do.  In addition, some prospective customers have in the past advised us that their concerns about our financial condition disqualified us from competing successfully for their business.  While we have enhanced our balance sheet by raising additional capital through a public sale of our common stock, it is possible that one or more prospective customers could raise similar concerns in the future.  We may not be able to compete successfully against our current or potential competitors as our competitors may, among other things, be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Furthermore, prospective customers often have expressed greater confidence in the product offerings of our competitors.   Additional competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or provide additional features than our solutions.  Given the opportunities in the bandwidth management solutions market, we also expect that other companies may enter the market with alternative products and technologies, which could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete.  If any technology that is competing with ours is or becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would harm our business.

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

*We are in the process of expanding our research and development group and implementing new strategic initiatives.  If we are not successful in implementing these initiatives, or if these initiatives do not result in the intended benefits, our operating results could suffer.

We have recently embarked upon several new initiatives that are designed to expand our product offerings and our addressable market.  These initiatives include: (1) RAN Perspectives, a Radio Access Network awareness solution, to gain device and location intelligence that will compete with a new set of probe and Customer Experience Assurance solutions, (2) Video Perspectives, a new Video Intelligence offering that will compete with Big Data solutions, and (3) Network Function Virtualization versions of our PacketLogic products that will change our business model to shift more towards software sales rather than hardware combined with software.  We will need to expend a significant amount of time and cost to develop and implement these initiatives, including adding key resources in research and development and marketing. Moreover, we may experience unanticipated difficulties or delays in implementing these initiatives, and we may not complete these initiatives on our expected timetable, if at all, or within our projected budget. Furthermore, there can be no assurance that these initiatives, once implemented, will improve our business or improve our financial performance, and we may incur expenses without the benefit of higher revenues. If we are unable to successfully implement these initiatives or fail to do so on a timely basis, or if these initiatives do not provide us with the intended benefits, our results of operations and financial condition will be adversely affected.

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

We had an accumulated deficit of $92.3 million as of September 30, 2014. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of profitability in future periods.  In addition, our sales and marketing, research and development and certain other costs have been increasing in recent years and we may not be able to manage this growth in costs effectively.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

We may need to raise further capital, which could dilute or otherwise adversely affect our stockholders’ interest in our Company.

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

Our future performance will depend to a significant extent on the ability of our management to operate effectively, both individually and as a group.  We are dependent on our ability to attract, retain and motivate high caliber key personnel.  Our growth expectations will require us to attract experienced personnel to augment our current staff.  We expect to continue to recruit experienced professionals in such areas as software and hardware development, sales, technical support, product marketing and management.  We may expand our indirect channel partner program in the future and we would need to attract qualified business partners to broaden these sales channels.  In our market, there is significant competition for qualified personnel and we may not be able to attract and retain such personnel.  Our business may suffer if we encounter material delays in hiring additional personnel.

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

If the demand for our products grows, we will need to increase our capacity for material purchases, production, testing and quality control functions.  Any disruptions in product flow could limit our revenue growth, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

While our PacketLogic products are software-based, we rely on independent suppliers to manufacture the hardware components on which our products are installed and operate. In certain circumstances, these suppliers also provide logistics services, which may include loading our software products onto the hardware platforms, testing and inspecting the products, and then shipping them directly to our customers. If these suppliers are unable to meet our demand, or fail to provide such logistics services as we may request in a timely manner, we may experience delays in product shipments. Other performance problems with suppliers may arise in the future, such as inferior quality, insufficient quantity of products or the interruption or discontinuance of operations of a supplier, any of which could have a material adverse effect on our business and operating results.

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

Reliance upon OEMs, as well as industry supply conditions, generally involves several additional risks, including the possibility of a shortage of components and reduced control over delivery schedules (which can adversely affect our distribution schedules) and increases in component costs (which can adversely affect our profitability).  Most of our hardware products, or the components of our hardware components, are based on industry standards and are therefore available from multiple manufacturers. If our suppliers were to fail to deliver, alternative suppliers should be available, although qualification of the alternative manufacturers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could adversely affect our operating results.  However, in some specific cases we have single-sourced components because alternative sources are not currently available.  If these components were not available for a period of time, we could experience product supply interruptions, delays or inefficiencies, which could have a material adverse effect on our results of operations and financial condition.

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

Index
•	the potential for political unrest, acts of terrorism, hostilities or war;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	management communication and integration problems resulting from cultural differences and geographic dispersion; and
•	multiple and possibly overlapping tax structures.

Our product and service sales may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business.  Further, in many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us.  Although we implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, distribution channels and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, distribution channels or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services and could have a material adverse effect on our business and results of operations.

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

A significant and increasing percentage of our sales are generated outside of the United States. In most circumstances, our sales are denominated in the local currency.  Revenues and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate.  Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities because we translate foreign net sales, costs of goods, assets and liabilities into U.S. Dollars for presentation in our financial statements.  The primary foreign currencies for which we currently have exchange rate fluctuation exposure are the Canadian dollar, the European Union Euro, the Swedish Krona and the Australian Dollar. If our revenues continue to grow, in part because we have entered new foreign markets, we could be exposed to exchange rate fluctuations in other currencies.  For example, during the year ended December 31, 2012, we established a sales office in Japan in order to attempt to penetrate the important Japanese marketplace in which we are a new competitor.  Exchange rates between currencies such as the Japanese Yen and the U.S. Dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, and other companies have incurred significant losses as a result of their foreign currency operations.  We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge our foreign currency risk.

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

Index
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

*Our internal controls may be insufficient to ensure timely and reliable financial information.

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

We may experience interruptions in our information systems on which our global operations depend.  Further, we may face attempts by others to gain unauthorized access through the Internet to our information technology systems, to intentionally hack, interfere with or cause physical or digital damage to or failure of such systems (such as significant viruses or worms), which attempts we may be unable to prevent.  We could be unaware of an incident or its magnitude and effects until after it is too late to prevent it and the damage it may cause. Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities.  If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability.  The theft, unauthorized use or a cybersecurity attack that results in the publication of our trade secrets and other confidential business information as a result of such an incident could negatively affect our competitive position or the value of our investment in product or research and development, and third parties might assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data and/or system reliability.  In any such event, our business could be subject to significant disruption, and we could suffer monetary and other losses, including reputational harm.

Our headquarters are located in Northern California where disasters may occur that could disrupt our operations and harm our business.

Our corporate headquarters are located in Silicon Valley in Northern California. Historically, this region has been vulnerable to natural disasters and other risks, such as earthquakes, which at times have disrupted the local economy and posed physical risks to us and our local suppliers. In addition, terrorist acts or acts of war targeted at the United States, and specifically Silicon Valley, could cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers and customers, which could have a material adverse effect on our operations and financial results. Although we currently have redundant capacity in Sweden and Canada in the event of a natural disaster or other catastrophic event in Silicon Valley, our business could nonetheless suffer. Our operations in Sweden and Canada are subject to disruption by extreme winter weather.

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

Index
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and new regulations of the SEC and The Nasdaq Stock Market LLC, have and will create additional compliance requirements for companies such as ours.  The expenses incurred by public companies generally to meet SEC reporting, finance and accounting and corporate governance requirements have been increasing in recent years as a result of these changing laws, regulations and standards.  To maintain high standards of corporate governance and public disclosure, we have invested, and intend to continue to invest, in reasonably necessary resources to comply with evolving standards.  These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.

Risks Related to Our Industry

The market for our products in the network provider market is still emerging and our growth may be harmed if network operators do not adopt DPI solutions.

The market for DPI technology is still emerging and the majority of our customers to date have been small and midsize network operators.  We believe that the Tier 1 network operators present a significant market opportunity and are an important element of our long term strategy, but they are still in the early stages of adopting and evaluating the benefits and applications of DPI technology. Network operators may decide that full visibility into their networks or highly granular control over content based applications is not critical to their business.  They may also determine that certain applications, such as voice-over Internet protocol, or VoIP, or Internet video, can be adequately prioritized in their networks by using router and switch infrastructure products without the use of DPI technology.  They may also, in some instances, face regulatory constraints that could change the characteristics of the markets. Network operators may also seek an embedded DPI solution in capital equipment devices such as routers rather than the stand-alone solution offered by us.  Furthermore, widespread adoption of our products by network operators will require that they migrate to a new business model based on offering subscriber and application-based tiered services.  If network operators decide not to adopt DPI technology, our market opportunity would be reduced and our growth rate may be harmed, which could have a material adverse effect on our results of operations and financial condition.

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

Demand for our products depends, in part, on the rate of adoption of bandwidth-intensive broadband applications, such as peer-to-peer, and latency-sensitive applications, such as VoIP, Internet video and online video gaming applications.

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

Index
The network equipment market is subject to rapid technological progress and, to remain competitive, we must continually introduce new products or upgrades that achieve broad market acceptance.

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

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the “net neutrality” rules adopted by the FCC in December 2010 governing the operating practices of U.S. broadband service providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for U.S. broadband service providers: (1) a prohibition on preventing end-user customers from accessing lawful content or running applications of their choice over the Internet and from connecting and using devices that do not harm the network; (2) a requirement to treat lawful content, applications and services in a nondiscriminatory manner; and (3) a transparency requirement compelling the disclosure of network management policies. The court struck down the anti-blocking and nondiscrimination provisions of the rules but upheld the transparency requirement. The court also found that the FCC has the statutory authority to impose such rules so long as they do not contravene other express statutory mandates. On May 15, 2014, the FCC adopted a Notice of Proposed Rulemaking that proposed new rules regarding anti-blocking and nondiscrimination and sought public comment on whether and by how much the FCC should tighten regulation of Internet service providers. The comment period ended on July 18, 2014, and the FCC has yet to announce any final rules. Any rules or legislative actions ultimately adopted under the banner of “net neutrality” could interfere with U.S. broadband service providers’ ability to reasonably manage and invest in their U.S. broadband networks, and could adversely affect the manner and price of providing broadband service. As a result, U.S. broadband service providers may lessen their capital investments in their networks and we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

Factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our quarterly operating results;
●	announcements of technology innovations by our competitors;
●	changes in financial estimates by securities analysts;
●	conditions or trends in the network control and management industry;
●	the acceptance by institutional investors of our stock;
●	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements; or
●	the gain or loss of a significant customer.

The stock market in general, and the market prices of stocks of technology companies, in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

*Holders of our common stock may be diluted in the future.

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  Additionally, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.  At September 30, 2014, there were 20,730,000 shares of our common stock outstanding, and outstanding stock options to purchase 1.6 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard in January 2013.  As of September 30, 2014, we had outstanding restricted stock awards and restricted stock units with respect to 558,000 shares of our common stock.  At September 30, 2014, we had an authorized reserve of 386,000 shares of common stock, which we may grant as stock options, restricted stock, restricted stock units or other equity awards pursuant to our existing equity incentive plan.

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

Index
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

Procera Networks, Inc.

	By:	/s/ Charles Constanti
November 10, 2014		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

3.1*	Certificate of Incorporation, filed on June 13, 2013, filed as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Amended and Restated Bylaws, effective as of March 11, 2014, filed as Exhibit 3.1 to our current report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema.
101.CAL XBRL Taxonomy Extension Calculation Linkbase.
101.DEF XBRL Taxonomy Extension Definition Linkbase.
101.LAB XBRL Taxonomy Extension Label Linkbase.
101.PRE XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed.