Form 10-K/A
period 2014-12-31
PROCERA NETWORKS, INC.
filed 2015-04-21
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (this “Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Original Form 10-K”). This Amendment No. 1 is being filed to include the information required in Part III, Item 14 of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. The registrant is filing this amendment to include such omitted information as part of the Original Form 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference to certain portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Stockholders’ Meeting into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Item 14 of the Original Form 10-K is hereby amended and restated in its entirety, Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, and new certifications filed by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment No. 1 under Part IV, Item 15. Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after March 13, 2015, which is the filing date of the Original Form 10-K. Accordingly, this amendment should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PROCERA NETWORKS, INC.

FISCAL YEAR 2014
Amendment No. 1 to Form 10-K

ANNUAL REPORT

PART III
Item 14. Principal Accounting Fees and Services	1
PART IV
Item 15. Exhibits, Financial Statement Schedules	2
SIGNATURES	4
EXHIBIT INDEX	5
Exhibit 31.3
Exhibit 31.4

PART III

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

In connection with the audit of our 2014 financial statements, we entered into an engagement agreement with McGladrey LLP, which sets forth the terms by which McGladrey LLP would perform audit services for us.

In connection with the audit of our 2013 financial statements, we entered into an engagement agreement with Ernst & Young LLP, which sets forth the terms by which Ernst & Young LLP would perform audit services for us.

The following table represents aggregate fees billed to us for the year ended December 31, 2014 by McGladrey LLP, our principal independent registered public accounting firm during such year, as well as the aggregate fees billed to us for the year ended December 31, 2013 by Ernst & Young LLP, our principal independent registered public accounting firm during such year.

	Fiscal Year Ended December 31,
	2014	2013
Audit Fees (1)	$729,942	$985,419
Audit-Related Fees (2)	—	160,401
Tax Fees	—	5,699
All Other Fees	—	—

Total Fees	$729,942	$1,151,519

(1)	Includes fees for the audit of the annual financial statements and our internal control over financial reporting included in our Annual Report on Form 10-K, the review of interim financial statements included in our Quarterly Reports on Forms 10-Q, and statutory audits performed by our principal independent registered public accounting firm.

(2)	Audit-related fees principally include due diligence costs in connection with evaluating acquisitions.

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy that all audit, review and attest services, audit-related, tax and any other non-audit services to be performed by our independent registered public accounting firm must be pre-approved by the Audit Committee.  Our policy is that all such services must be approved prior to the commencement of the engagement to render the services.  The Audit Committee is also required to pre-approve the scope of and plans for the audit or the scope of the non-audit services, the adequacy of staffing, and the compensation to be paid at our expense, as well as any subsequent changes to the terms of the engagement.  Additionally, the Audit Committee has the responsibility of negotiating and executing, on our behalf, the engagement letters of our independent registered public accounting firm, which such approval must be pursuant to pre-approval policies and procedures established by the Audit Committee consistent with applicable laws and rules.  The Audit Committee may delegate the preapproval authority to one or more members of the Audit Committee as long as the pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting.

The Audit Committee will only approve those services that would not impair the independence of the independent registered public accounting firm and which are consistent with the rules of the SEC and the PCAOB.

Under this policy, the Audit Committee meets at least annually to review and where appropriate approve the audit and non-audit services to be performed by our independent registered public accounting firm.  Any subsequent requests to have the independent registered public accounting firm perform additional services must be submitted in writing to the Audit Committee by our chief financial officer, together with the independent registered public accounting firm, which written request must include an affirmation from each that the requested services are consistent with SEC and PCAOB rules on auditor independence.

Moreover, prior to the engagement of any prospective independent registered public accounting firm, the Audit Committee reviews a written disclosure provided by the independent registered public accounting firm of all relationships between the prospective independent registered public accounting firm, or their affiliates, and Procera, or persons in financial oversight roles, which may reasonably be thought to bear on independence.  The Audit Committee discusses with the proposed independent registered public accounting firm the potential effects on independence of any such relationship.

All fees paid to McGladrey LLP and Ernst & Young LLP for 2014 and 2013, respectively, were pre-approved by the Audit Committee.

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

10.12*‡   Form of Restricted Stock Unit Award Agreement for United States residents (2007 Equity Incentive Plan, as amended), included as Exhibit 10.12 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

10.13*‡   Form of Restricted Stock Unit Award Agreement for Swedish residents (2007 Equity Incentive Plan, as amended) included as Exhibit 10.13 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

10.14*‡   Form of Restricted Stock Unit Award Agreement for Canadian residents (2007 Equity Incentive Plan, as amended) included as Exhibit 10.14 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

10.15*‡   Form of Restricted Stock Unit Award Agreement for residents outside the United States, Sweden and Canada (2007 Equity Incentive Plan, as amended), included as Exhibit 10.15 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

21.1** List of Subsidiaries.
23.1** Consent of Registered Public Accounting Firm – McGladrey LLP.
23.2** Consent of Registered Public Accounting Firm – Ernst & Young LLP.
24.1** Power of Attorney (included on signature page hereto).
31.1** Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
32.1** Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema.
101.CAL XBRL Taxonomy Extension Calculation Linkbase.
101.DEF XBRL Taxonomy Extension Definition Linkbase.
101.LAB XBRL Taxonomy Extension Label Linkbase.
101.PRE XBRL Taxonomy Extension Presentation Linkbase.
*  Previously filed.
** Previously filed with our annual report on Form 10-K filed on March 13, 2015, which is being amended hereby.
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

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 21 day of April 2015.

Procera Networks, Inc.

Date: April 21, 2015	By:	/s/ James Brear
James Brear
President and Chief Executive Officer

Date: April 21, 2015	By:	/s/ Charles Constanti
Charles Constanti
Chief Financial Officer

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

10.12*‡   Form of Restricted Stock Unit Award Agreement for United States residents (2007 Equity Incentive Plan, as amended), included as Exhibit 10.12 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

10.13*‡   Form of Restricted Stock Unit Award Agreement for Swedish residents (2007 Equity Incentive Plan, as amended) included as Exhibit 10.13 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

10.14*‡   Form of Restricted Stock Unit Award Agreement for Canadian residents (2007 Equity Incentive Plan, as amended) included as Exhibit 10.14 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

10.15*‡   Form of Restricted Stock Unit Award Agreement for residents outside the United States, Sweden and Canada (2007 Equity Incentive Plan, as amended), included as Exhibit 10.15 to our annual report on Form 10-K filed on March 11, 2014 and incorporated herein by reference.

21.1** List of Subsidiaries.
23.1** Consent of Registered Public Accounting Firm – McGladrey LLP.
23.2** Consent of Registered Public Accounting Firm – Ernst & Young LLP.
24.1** Power of Attorney (included on signature page hereto).
31.1** Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
32.1** Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema.

101.CAL XBRL Taxonomy Extension Calculation Linkbase.
101.DEF XBRL Taxonomy Extension Definition Linkbase.
101.LAB XBRL Taxonomy Extension Label Linkbase.
101.PRE XBRL Taxonomy Extension Presentation Linkbase.
*  Previously filed.
** Previously filed with our annual report on Form 10-K filed on March 13, 2015, which is being amended hereby.
#  The schedules and certain exhibits to the Share Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.
‡  Indicates management contract or compensatory plan or arrangement.