Form 10-Q
period 2015-03-31
PROCERA NETWORKS, INC.
filed 2015-05-05
CIK 1165231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of April 30, 2015, the registrant had 20,788,385 shares of its common stock, par value $0.001, outstanding.

PROCERA NETWORKS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

Index
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Procera Networks, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31, 2015	December 31, 2014
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$23,114	$17,939
Short-term investments	84,537	84,542
Accounts receivable, net of allowance of $31 and $47 at March 31, 2015 and December 31, 2014, respectively	15,397	21,447
Inventories, net	14,949	14,837
Prepaid expenses and other	4,094	4,913
Total current assets	142,091	143,678

Property and equipment, net	7,172	8,322
Intangible assets, net	2,466	2,957
Goodwill	960	960
Other non-current assets	172	154
Total assets	$152,861	$156,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,434	$5,207
Deferred revenue	13,577	11,821
Accrued liabilities	6,226	7,235
Total current liabilities	23,237	24,263

Non-current liabilities:
Deferred revenue	3,711	3,113
Deferred rent	520	583
Total liabilities	27,468	27,959

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 32,500 shares authorized; 20,782 and 20,756 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	21	21
Additional paid-in capital	226,417	225,313
Accumulated other comprehensive loss	(3,714)	(3,190)
Accumulated deficit	(97,331)	(94,032)
Total stockholders’ equity	125,393	128,112
Total liabilities and stockholders’ equity	$152,861	$156,071

Note: Amounts have been derived from the December 31, 2014 audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Sales:
Product sales	$15,172	$9,504
Support sales	5,331	5,037
Total net sales	20,503	14,541
Cost of sales:
Product cost of sales	7,155	5,091
Support cost of sales	1,238	1,066
Total cost of sales	8,393	6,157

Gross profit	12,110	8,384

Operating expenses:
Research and development	3,431	4,548
Sales and marketing	7,159	6,877
General and administrative	4,217	3,110
Total operating expenses	14,807	14,535

Loss from operations	(2,697)	(6,151)
Interest and other income (expense), net	(591)	28

Loss before income taxes	(3,288)	(6,123)
Income tax provision (benefit)	11	(147)
Net loss	$(3,299)	$(5,976)

Net loss per share – basic	$(0.16)	$(0.29)
Net loss per share – diluted	$(0.16)	$(0.29)

Shares used in computing net loss per share:
Basic	20,674	20,329
Diluted	20,674	20,329

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(3,299)	$(5,976)

Unrealized gain (loss) on short-term investments	39	(35)
Foreign currency translation adjustments	(563)	(635)
Other comprehensive loss	(524)	(670)

Comprehensive loss	$(3,823)	$(6,646)

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,299)	$(5,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	664	565
Amortization of intangible assets	225	375
Stock-based compensation expense:
Stock options	651	915
Restricted stock and restricted stock unit awards	556	398
Amortization of premium on investments	207	136
Amortization of deferred compensation	—	65
Provision for (recovery of) bad debts	(22)	5
Provision for excess and obsolete inventory	407	1
Loss on asset disposals	2	6
Changes in deferred taxes	—	(178)
Changes in assets and liabilities:
Accounts receivable	5,413	11,965
Inventories	(729)	(1,700)
Prepaid expenses and other current assets	614	(264)
Accounts payable	(1,772)	(3,650)
Accrued liabilities	(253)	(766)
Deferred revenue	2,803	(1,422)
Net cash provided by operating activities	5,467	475

Cash flows from investing activities:
Purchase of property and equipment	(582)	(839)
Purchase of short-term investments	(18,919)	(64,598)
Maturities of short-term investments	18,755	7,000
Net cash used in investing activities	(746)	(58,437)

Cash flows from financing activities:
Proceeds from issuance of common stock – exercise of options	—	69
Restricted stock units withheld for employee taxes	(102)	—
Net cash provided by (used in) financing activities	(102)	69

Effect of exchange rates on cash and cash equivalents	556	(4)

Net increase (decrease) in cash and cash equivalents	5,175	(57,897)

Cash and cash equivalents, beginning of period	17,939	90,774

Cash and cash equivalents, end of period	$23,114	$32,877

See accompanying notes to condensed consolidated financial statements.

Index
Procera Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF BUSINESS

Procera Networks, Inc., a Delaware corporation (“Procera” or the “Company”), is a leading provider of Subscriber Experience Assurance (“SEA”) solutions, based on Deep Packet Inspection technology, that enable mobile and broadband network operators and enterprises managing private networks, including higher education institutions, businesses and government entities (collectively referred to as network operators), to gain enhanced visibility into, and control of, their networks and to create and deploy new services for their end user subscribers.  The Company sells its products through its direct sales force, resellers, distributors, systems integrators and other equipment manufacturers in the Americas, Asia Pacific and Europe.

Procera was incorporated in 2001 and its common stock currently trades on the NASDAQ Global Select Market under the trading symbol “PKT”. The Company reincorporated from the state of Nevada to the state of Delaware in June 2013.

Merger Agreement with Francisco Partners

On April 21, 2015, Procera entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KDR Holding, Inc., a Delaware corporation (“Parent”), and KDR Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are beneficially owned by affiliates of Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (collectively, “Francisco Partners”).

Pursuant to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of common stock, par value $0.001 per share, of Procera (the “Shares”), at a price of $11.50 per Share, net to the seller thereof in cash, without interest (such amount, as it may be adjusted on the terms set forth in the Merger Agreement, the “Offer Price”), and subject to deduction for any required withholding of taxes. Pursuant to the terms of the Merger Agreement, Purchaser is obligated to commence the Offer as promptly as practicable, but in no event later than May 5, 2015. The board of directors of Procera (the “Board”) has unanimously adopted the Merger Agreement.

The consummation of the Offer is subject to customary closing conditions, including, among other things: (i) the expiration or termination of the waiting period under any applicable antitrust laws; (ii) there having been validly tendered and not validly withdrawn prior to the expiration of the Offer that number of Shares representing one Share more than 50% of the total number of Shares then-outstanding on a fully diluted basis; (iii) the absence of a material adverse effect with respect to Procera; and (iv) other customary conditions to the Offer set forth in Annex A to the Merger Agreement. The consummation of the Offer is not subject to any financing condition.

Following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into Procera, with Procera continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement provides that the Merger will be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, without a vote of the stockholders of Procera.

At the effective time of the Merger (the “Effective Time”), each Share that is outstanding immediately prior to the Effective Time, other than the Shares owned by Procera, Parent or Purchaser, or by stockholders who have validly exercised and perfected their appraisal rights under Delaware law, will be canceled and converted into the right to receive the Offer Price, payable to the holder thereof on the terms and subject to the conditions set forth in the Merger Agreement.

Index
In addition, at the Effective Time, (i) each option to purchase Shares, to the extent vested as of the Effective Time (each, a “Vested Company Option”), will be canceled and converted into the right to receive an amount in cash equal to the product of (a) the excess, if any, of the Offer Price over the exercise price of such Vested Company Option and (b) the number of Shares that may be acquired upon exercise of such Vested Company Option, without interest and subject to deduction for any required withholding of taxes, and (ii) each restricted stock unit award, to the extent vested as of the Effective Time (but for which Shares have not yet been issued) (each, a “Vested Company RSU”), and each restricted stock award that remains subject to vesting conditions (each, an “Unvested Company RSA”), will be canceled and converted into the right to receive an amount in cash equal to the product of (y) the excess, if any, of the Offer Price over the purchase price payable for such Vested Company RSU or Unvested Company RSA, if any, and (z) the number of Shares subject to (or deliverable under) such Vested Company RSU or Unvested Company RSA, in each case without interest and subject to deduction for any required withholding of taxes. At the Effective Time, each option to purchase Shares that is unvested as of the Effective Time, each restricted stock unit award that is unvested as of the Effective Time, and each option to purchase Shares with an exercise price at or above of the Offer Price, will be canceled for no consideration.

Procera, Parent and Purchaser have made customary representations, warranties and covenants in the Merger Agreement. Procera’s covenants include, among other things, covenants regarding the operation of Procera’s business prior to the Effective Time and covenants not to solicit third party proposals relating to alternative transactions or provide information or enter into discussions in connection with alternative transactions, subject to exceptions to permit the Board to comply with its fiduciary duties

The Merger Agreement also includes customary termination rights in favor of each of Procera and Parent, including, among others, if the transactions contemplated by the Merger Agreement are not consummated on or before August 30, 2015 or if Procera terminates the Merger Agreement in compliance with its terms in order to accept a superior proposal. Upon termination of the Merger Agreement under certain circumstances, Procera has agreed to pay Parent a termination fee of approximately $7.2 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

If Procera consummates the Merger, Procera will become a wholly-owned subsidiary of Parent. Accordingly, the remainder of this Quarterly Report on Form 10-Q, which assumes Procera remains a standalone business, should be read with the understanding that should the Merger be completed, Parent will have the power to control the conduct of Procera’s business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Procera has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, in the opinion of management, the financial statements include all the normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2015 or any other future period. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Procera’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

The condensed consolidated financial statements present the accounts of Procera and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to GAAP.  There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2015 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

Index
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU will be effective for fiscal 2018, including interim periods within that reporting period and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12).  The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply the existing guidance in ASC Topic No. 718, “Compensation – Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  Entities may apply the amendments in ASU 2014-12 either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

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

The following is a summary of cash equivalents and short-term investments by type of instrument at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$62	$—	$—	$62
Commercial paper	12,982	6	—	12,988
Treasury and agency notes and bills	55,942	15	(1)	55,956
Corporate bonds	21,737	10	(4)	21,743
Total investments	$90,723	$31	$(5)	$90,749

Reported as:
Cash equivalents	$6,211	$1	$—	$6,212
Short-term investments	84,512	30	(5)	84,537
Total investments	$90,723	$31	$(5)	$90,749

Index
	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$109	$—	$—	$109
Commercial paper	10,794	2	—	10,796
Treasury and agency notes and bills	54,442	5	(6)	54,441
Corporate bonds	25,419	2	(16)	25,405
Total investments	$90,764	$9	$(22)	$90,751

Reported as:
Cash equivalents	$6,208	$1	$—	$6,209
Short-term investments	84,556	8	(22)	84,542
Total investments	$90,764	$9	$(22)	$90,751

As of March 31, 2015 and December 31, 2014, all investments were classified as available-for-sale with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss).  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and an effective maturity of up to 24 months.  The weighted average maturity of the portfolio does not exceed 12 months.  As of March 31, 2015 and December 31, 2014, the Company had certain investments with a maturity greater than one year.  As of March 31, 2015 and December 31, 2014, the Company had $10.7 million and $12.8 million, respectively, in investments with a maturity of greater than one year.  However, management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months.  Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying condensed consolidated balance sheets.  None of the Company’s short-term investments have been at a continuous unrealized loss position for greater than 12 months.

The Company reviews its investments for impairment quarterly.  For investments with an unrealized loss, the factors considered in the review include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and whether the Company would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery.  Based on its review, the Company did not identify any investments that were other-than-temporarily impaired during the three months ended March 31, 2015 and 2014.

The Company did not incur any material realized gains or losses in either of the three months ended March 31, 2015 or 2014.  The cost of securities sold was determined based on the specific identification method.

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

Index
The following is a summary of cash equivalents and short-term investments by type of instrument as of March 31, 2015 and December 31, 2014, measured at fair value on a recurring basis (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$62	$—	$—	$62
Commercial paper	—	12,988	—	12,988
Treasury and agency notes and bills	—	55,956	—	55,956
Corporate bonds	—	21,743	—	21,743
Total assets measured at fair value	$62	$90,687	$—	$90,749

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$109	$—	$—	$109
Commercial paper	—	10,796	—	10,796
Treasury and agency notes and bills	—	54,442	—	54,442
Corporate bonds	—	25,404	—	25,404
Total assets measured at fair value	$109	$90,642	$—	$90,751

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

The Company did not have any transfers between Level 1 and Level 2 fair value instruments in either of the three months ended March 31, 2015 or 2014.

5.	INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated remaining useful lives.

The following table is a summary of acquired intangible assets with remaining net book values at March 31, 2015 and December 31, 2014 (in thousands, except weighted average remaining life):

	March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$3,931	$(1,933)	$1,998	2.77
Customer relationships	1,231	(763)	468	2.77
Balance at March 31, 2015	$5,162	$(2,696)	$2,466

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Developed technology	$4,323	$(1,927)	$2,396	3.02
Customer relationships	1,354	(793)	561	3.02
Balance at December 31, 2014	$5,677	$(2,720)	$2,957

Index
For the three months ended March 31, 2015 and 2014, amortization expense of $0.2 million and $0.3 million, respectively, related to developed technology was recorded in product cost of sales.  For the three months ended March 31, 2015 and 2014, amortization expense of $43,000 and $113,000, respectively, related to customer relationships was recorded in sales and marketing expense.

The changes in the carrying value of acquired intangible assets during the three months ended March 31, 2015 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2014	$5,677	$(2,720)	$2,957
Additions	—	(225)	(225)
Translation adjustments	(515)	249	(266)
Balance at March 31, 2015	$5,162	$(2,696)	$2,466

The following table presents the estimated future amortization of intangible assets as of March 31, 2015 (in thousands):

Fiscal Year	Amortization
2015 (remaining nine months)	$667
2016	890
2017	890
2018	19
Total	$2,466

6.	CERTAIN FINANCIAL STATEMENT INFORMATION

Inventories

Inventories are stated at the lower of cost (on a specific identification or weighted average cost basis), or market. Inventories at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$14,682	$14,638
Raw materials	267	199
Inventories, net	$14,949	$14,837

Inventories also include demonstration units located at various customer locations and customer service inventories.  The demonstration units and customer service inventories are stated at lower of cost (on a specific identification or weighted average cost basis) or market.  The Company provides demonstration units to customers who evaluate the Company's products, and upon a successful trial, may purchase such products.  The Company carries customer service inventories because it generally provides product warranties for 12 months and earns revenue by providing enhanced and extended support contracts during and beyond this warranty period.  Customer service inventories are provided for customer use permanently or on a temporary basis while the defective unit is being repaired.  The Company reduces the carrying value of demonstration units and customer service inventories for differences between cost and estimated net realizable value, taking into consideration expected demand, technological obsolescence, the physical condition of the unit and other information.  If actual results vary significantly from expectations, additional write-downs may be required, resulting in additional charges to operations.

Index
Property and Equipment

The following is a summary of property and equipment as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Machinery and equipment	$10,050	$10,787
Computer equipment	553	563
Office furniture and equipment	565	581
Leasehold improvements	1,758	1,894
Software	246	274
Accumulated depreciation	(6,000)	(5,777)
Property and equipment, net	$7,172	$8,322

Accrued Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Payroll and related	$2,851	$3,398
Sales commissions	1,487	1,778
Warranty	135	113
Audit and legal services	811	231
Other	942	1,715
Total accrued liabilities	$6,226	$7,235

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

The following table summarizes warranty reserve activity during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Warranty accrual, beginning of period	$113	$131
Provision for current period sales	54	36
Changes in liability for pre-existing warranties	(19)	(10)
Deductions for warranty claims processed during the period	(13)	(20)
Warranty accrual, end of period	$135	$137

Index
Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014, net of taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Short- Term Investments	Total
Accumulated other comprehensive loss as of December 31, 2014	$(3,177)	$(13)	$(3,190)
Other comprehensive income (loss), net of tax	(563)	39	(524)
Accumulated other comprehensive income (loss) as of March 31, 2015	$(3,740)	$26	$(3,714)

The Company did not have any reclassifications out of accumulated other comprehensive loss in either of the three months ended March 31, 2015 or 2014.  The Company did not have any other-than-temporary loss on its available-for-sale securities for all periods presented.

7.	STOCKHOLDERS’ EQUITY

Common Stock Transactions

On January 9, 2013, pursuant to the Company’s acquisition of Vineyard, the Company issued 825,000 unregistered shares of its common stock with a value of approximately $14.3 million as part of the purchase consideration in exchange for 100% of the outstanding securities of Vineyard and deferred compensation to the founders of Vineyard. On February 13, 2013, the Company filed with the SEC a Registration Statement on Form S-3 covering the resale of these shares. The Registration Statement on Form S-3 was declared effective by the SEC on March 7, 2013.  Pursuant to the Vineyard acquisition agreement, 518,000 shares were transferred to the former Vineyard shareholders at closing, with the remainder being held in escrow for a period of 12, 18 or 36 months from the closing of the acquisition.  In January 2014, 178,000 shares were released from the escrow related to the retention agreements with Vineyard’s three founders after one year of continuous employment with the Company.  In July 2014, 124,000 shares were released from escrow related to the resolution of certain contingencies. As of March 31, 2015, 5,000 shares remain in escrow.

Stock Incentive Plans

The Company’s 2007 Equity Incentive Plan, as amended (the “Plan”), provides for the grant of stock options, restricted stock awards and restricted stock unit awards to eligible employees, consultants and non-employee directors of the Company.  As of March 31, 2015, 224,000 shares of the Company’s common stock were available for future grant under the Plan.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	1,645	$14.71	1,824	$15.07
Granted	70	9.28	74	12.25
Exercised	—	—	(8)	8.56
Cancelled	(30)	15.19	(67)	16.53
Outstanding at the end of the period	1,685	$14.47	1,823	$14.93
Vested and expected to vest at the end of the period	1,590	$14.57	1,714	$14.86
Exercisable at the end of the period	957	$14.83	792	$13.31

Index
As of March 31, 2015, the aggregate intrinsic value of the Company’s options outstanding, options vested and expected to vest and options exercisable were $1.1 million, $1.1 million and $0.8 million, respectively.  As of March 31, 2015, the weighted average remaining contractual life of options outstanding, options vested and expected to vest and options exercisable was 7.52 years, 7.44 years and 6.70 years, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0 and $24,000, respectively.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of March 31, 2015 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.30 – $5.70	132	4.68	$5.08	131	$5.08
6.00 – 9.70	308	7.85	7.57	98	7.13
9.76 – 14.49	457	8.60	13.82	262	13.99
14.50 – 30.32	788	7.27	19.12	466	19.67
$4.30 – $30.32	1,685	7.52	$14.47	957	$14.83

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015		2014
	Awards	Weighted- Average Grant Date Fair Value	Awards	Weighted- Average Grant Date Fair Value
Unvested outstanding at the beginning of the period	586	$11.58	302	$16.63
Granted	—	—	121	11.57
Vested	(39)	10.75	(7)	14.41
Cancelled	(4)	12.18	(1)	16.95
Unvested outstanding at the end of the period	543	$11.63	415	$15.20

The weighted average remaining contractual term for the unvested restricted stock awards and restricted stock units outstanding as of March 31, 2015 was 2.65 years.  As of March 31, 2015, the aggregate pre-tax intrinsic value of the unvested restricted stock awards and restricted stock units outstanding was $5.1 million.

8.	NET INCOME (LOSS) PER SHARE

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

Index
The following table sets forth the computation of basic and diluted net loss per share and potential shares of common stock that are not included in the diluted net loss per share calculation because their effect is anti-dilutive (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(3,299)	$(5,976)

Denominator:
Weighted average common shares - basic	20,674	20,329

Weighted average common shares - diluted	20,674	20,329

Net loss per share:
Basic	$(0.16)	$(0.29)
Diluted	$(0.16)	$(0.29)

Antidilutive securities:
Options, restricted stock and restricted stock units	1,413	1,427

9.	STOCK-BASED COMPENSATION

The following table summarizes employee stock-based compensation expense, net of income tax, as it relates to the Company’s statement of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of goods sold	$111	$97
Research and development	359	388
Sales and marketing	297	408
General and administrative	440	420
Total stock-based compensation expense	$1,207	$1,313

No income tax benefits were recognized in either of the three months ended March 31, 2015 or 2014 due to operating losses.  No stock-based compensation has been capitalized in inventory due to the immateriality of such amounts.

As of March 31, 2015, total unrecognized compensation cost related to unvested stock options was $5.0 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.30 years, and total unrecognized compensation cost related to unvested restricted stock awards and restricted stock units was $4.4 million, net of estimated forfeitures, which is expected to be recognized over an estimated weighted average period of 2.65 years.

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

Index
The following assumptions were used in determining the fair value of stock options granted during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Expected term (years)	5.27	4.91
Expected volatility	62.1%	70.42%
Risk-free interest rate	1.44%	1.56%
Expected dividend yield	0%	0%

The weighted average grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $4.99 and $7.09, respectively.

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

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  Except as set forth under the caption “Litigation Relating to the Company’s Pending Merger with Francisco Partners” below, the Company does not believe that any of its legal actions and claims will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Litigation Relating to the Company’s Pending Merger with Francisco Partners

Following the announcement that the Company had entered into the Merger Agreement with Parent and Purchaser on April 21, 2015, eight putative stockholder class action complaints challenging the Offer, the Merger and the transactions contemplated thereby were filed on behalf of purported Company stockholders in the Court of Chancery of the State of Delaware. These complaints were: (1) Sverdlov v. Procera Networks, Inc., et al., Case No.10951, filed on April 28, 2015, (2) Feniello v. Brear, et al., Case No. 10952, filed on April 28, 2015, (3) Lemmon v. Brear, et al., Case No. 10961, filed on April 29, 2015, (4) Clark v. Procera Networks, Inc., et al., Case No. 10968, filed on April 29, 2015, (5) Torpey v. Procera Networks, Inc., et al., Case No. 10969, filed on April 29, 2015, (6) Schiller v. Procera Networks, Inc., et al., Case No. 10971, filed on April 30, 2015, (7) Rosenfeld v. Procera Networks, Inc., et al., Case No. 10973, filed on April 30, 2015, and (8) Stupar v. Procera Networks, Inc., et al., Case No. 10975, filed on May 1, 2015 (collectively, the “Complaints”).

The Sverdlov, Torpey, Schiller and Rosenfeld complaints name the Company, the members of the Board, Francisco Partners, Parent and Purchaser as defendants. The Clark and Stupar complaints name the Company, the members of the Board, Parent and Purchaser as defendants. The Feniello complaint names the members of the Board, Francisco Partners, Parent and Purchaser as defendants. The Lemmon complaint names the members of the Board, Francisco Partners, Francisco Partners Management, L.P., Parent and Purchaser as defendants.

In general, the Complaints allege that the members of the Board breached their fiduciary duties to the Company’s stockholders by taking one or more of the following actions: (i) agreeing to an unfair and inadequate Offer Price for the Shares, (ii) accepting unreasonable deal protection measures in the Merger Agreement that dissuades other potential bidders from making competing offers, (iii) failing to properly value the Company and take steps to maximize the value of the Company, (iv) engaging in self-dealing, and (v) ignoring the conflicts of interest present in the Company’s financial advisor.

Index
The Complaints also allege that one or more of the following defendants: the Company, Francisco Partners, Francisco Partners Management, L.P., Parent and Purchaser aided and abetted the members of the Board in breaching their fiduciary duties to the Company’s stockholders.

In each Complaint, the plaintiffs have requested certification as a class, injunctive relief, monetary damages, an award of attorneys’ fees, other costs and fees and other equitable relief that the court may deem just and proper. The Feniello, Lemmon, Clark, Schiller and Rosenfeld complaints have also requested that the court rescind and set aside the transactions in the event that the Offer and the Merger are consummated.

These lawsuits are in their early stages and it is not possible to determine the potential outcome of any of these lawsuits or to make any estimate of probable losses at this time. Each of the Company, the Board, Francisco Partners, Francisco Partners Management, L.P., Parent and Purchaser believes that these lawsuits are completely without merit and each intends to vigorously defend against all allegations that have been asserted.

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

As of March 31, 2015, future minimum lease payments due under operating leases are as follows (in thousands):

Fiscal years ending December 31,	Amount
2015 (remaining nine months)	$794
2016	919
2017	704
2018	476
2019	281
Thereafter	1,041
Total minimum lease payments	$4,215

Purchase Commitments

The Company issues purchase orders to third-party suppliers that may not be cancelable.  As of March 31, 2015, the Company had open non-cancelable purchase orders amounting to approximately $11.4 million, primarily with the Company’s third-party suppliers.

Concentrations

For the three months ended March 31, 2015, revenue from Itochu Techno-Solutions Corp. represented 14% of net revenue, British Telecommunications plc represented 13% of net revenue, and revenue from Shaw Communications, Inc. and one other customer each represented 11% of net revenue with no other single customer accounting for more than 10% of net revenue.  For the three months ended March 31, 2014, no customer accounted for more than 10% of net revenue.

At March 31, 2015, accounts receivable from two customers represented 30% and 10%, respectively, of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.  At December 31, 2014, accounts receivable from one customer represented 13% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.  As of March 31, 2015 and December 31, 2014, approximately 92% and 93%, respectively, of the Company’s total accounts receivable were due from customers outside the United States.

Indemnification

The Company generally agrees to indemnify customers against legal claims that the Company’s products infringe certain third party property rights. As of March 31, 2015 and 2014, the Company has not been required to make any payments resulting from infringement claims asserted against customers and has not recorded any related reserves.

Index
11.	INCOME TAXES

The Company’s effective tax rate was approximately zero percent for the three months ended March 31, 2015 and 2% for the three months ended March 31, 2014.  For the three months ended March 31, 2015, the Company recorded an income tax expense of $11,000 on a loss before provision for income taxes of $3.3 million.  For the three months ended March 31, 2014, the Company recorded an income tax benefit of $0.1 million on a loss before provision for income taxes of $6.1 million. The effective tax rate for each of the three months ended March 31, 2015 and 2014 differs from the federal statutory tax rate as a result of the income tax expense related to the amortization of the indefinite life intangibles, state taxes and earnings taxed in foreign jurisdictions and unbenefited losses due to full valuation allowances in the US, Canada and Sweden.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.   The federal returns for the years ended 2011 through the current period and most state returns for the years ended 2010 through the current period remain open to examination.  In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.  The Company is also subject to examinations in Australia, Canada, Japan, Singapore and Sweden beginning in 2007 through the current period.

At March 31, 2015, the Company had $196,000 of unrecognized tax benefits, none of which would affect the Company’s effective tax rate if recognized.  The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.  The Company does not anticipate that the total unrecognized tax benefits will change significantly over the next twelve months.

12.	SEGMENT INFORMATION

The Company has one reportable operating segment representing the PacketLogic business. The Company’s Chief Operating Decision Maker (“CODM”) evaluates the performance of segments and makes decisions regarding allocation of resources based on certain metrics including segment revenue, gross profit and operating income (loss) measures before other income (expense), net and income taxes. Certain operating expenses, including stock-based compensation expenses; business development expenses; cost reduction efforts; acquisition-related intangible asset and impairment charges, and deferred compensation amortization are not allocated to segments.  The CODM does not review asset information by segment.

The following table presents information for the Company’s reportable segment (All Other represents the Company’s NAVL business; amounts in thousands):

	PacketLogic	All Other	Total
Three months ended March 31, 2015:
Sales	$19,534	$969	$20,503
Gross profit	11,601	802	12,403
Profit (loss) from operations	$(468)	$394	$(74)

Three months ended March 31, 2014:
Sales	$13,505	$1,036	$14,541
Gross profit	8,081	899	8,980
Loss from operations	$(3,584)	$(270)	$(3,854)

Index
The following table reconciles segment gross profit and segment operating loss to consolidated results (in thousands):

	Three Months Ended March 31,
	2015	2014

Segment gross profit	$12,403	$8,980
Unallocated amounts:
Stock-based compensation	(111)	(97)
Amortization of intangibles	(182)	(262)
Cost reduction efforts	—	(237)
Consolidated gross profit	12,110	8,384

Segment operating loss	(74)	(3,854)
Unallocated amounts:
Stock-based compensation	(1,207)	(1,313)
Amortization of intangibles	(225)	(375)
Cost reduction efforts	—	(544)
Deferred compensation	—	(65)
Business development expenses	(1,191)	—
Consolidated operating loss	$(2,697)	$(6,151)

Sales for geographic regions are based upon the customer’s location.  The following are summaries of net sales by geographical region (in thousands):

	Three Months Ended March 31,
	2015	2014
Sales:
United States	$2,840	$2,954
Canada and Latin America	3,031	2,906
Europe, Middle East and Africa	9,249	5,455
Asia Pacific	5,383	3,226
Total	$20,503	$14,541

The location of long-lived assets is based on the physical location of the Company’s regional offices.  The following are summaries of property and equipment, net, by geographical region (in thousands):

	March 31, 2015	December 31, 2014
Property and equipment, net:
United States	$1,016	$1,207
Canada	2,514	2,811
Europe	3,635	4,299
Asia Pacific	7	5
Total	$7,172	$8,322

13.	SUBSEQUENT EVENTS

The information under “Merger Agreement with Francisco Partners” in Note 1 above is incorporated into this Note 13 by reference.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following unaudited discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements.  Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could,” “initial,” “future,” “may,” “predict,” “potential,” “should” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

●	trends related to and management’s expectations regarding future results of operations, required capital expenditures, revenues from existing and new products and sales channels, and cash flows, including but not limited to those statements set forth below in this Item 2;

●	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings;

●	our services, including the development and deployment of products and services and strategies to expand our targeted customer base and broaden our sales channels;

●	the operation of our Company with respect to the development of products and services;

●	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness; and

●	our expectations regarding our financial results for fiscal year 2015 and subsequent periods.

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

Index
Overview

Recent Developments – Entry into Merger Agreement with Francisco Partners

The information set forth in Note 1 of the Notes to Condensed Consolidated Financial Statements under the caption “Merger Agreement with Francisco Partners” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Our Business

We are a leading provider of Subscriber Experience Assurance, or SEA, solutions designed for network operators worldwide.  Our PacketLogic solutions enable network operators to gain insights, make decisions and take actions to ensure a high quality experience for Internet connected devices.  Network operators deploy our technology to gain insights on their subscribers and networks, make decisions on service packaging and then deliver those solutions to subscribers connected to their network.  We believe that the intelligence our products provide about subscribers and their experience enables our network operator customers to make better-informed business decisions and increases customer satisfaction in the highly competitive worldwide broadband market.  Our network operator customers include service provider customers and enterprises.  Our service provider customers include mobile service providers and broadband service providers, which include cable multiple system operators, telecommunications companies, Wi-Fi network operators and Internet service providers.  Our enterprise customers include educational institutions, commercial enterprises, government and municipal agencies.  We sell our products directly to network operators; through partners, value added resellers and system integrators; and to other network solution suppliers for incorporation into their network solutions.  Our products are delivered to network operators through pre-packaged hardware or as virtualized software, which we expect will become a large part of our business going forward and open up new partnership opportunities.

Our SEA solutions are part of the high-growth market for mobile packet and broadband core and access products.  This market is composed of three separate addressable market opportunities:

Deep Packet Inspection (“DPI”) Market

Our products are sold either bundled with hardware or as pure software to deliver a solution that is a key element of the mobile packet and broadband core ecosystems.  Our solutions are often integrated with additional elements in the mobile packet and broadband core, including Policy Management and Charging functions, and are compliant with the widely adopted 3rd Generation Partnership Program standard.  In order to respond to rapidly increasing demand for network capacity due to increasing subscribers and usage, service providers are seeking higher degrees of intelligence, optimization, network management, service creation and delivery in order to differentiate their offerings and deliver a high quality of experience to their subscribers.  We believe the need to create more intelligent and innovative mobile and broadband networks will continue to drive demand for our products. We also sell our embedded Network Application Visibility Library, or NAVL, solutions to other network equipment vendors.  Our embedded solutions enable network solutions suppliers to more quickly add application awareness to their platforms, since our NAVL DPI engine products have been designed to be highly portable among many platforms and processors. NAVL eliminates the need for network solutions providers to research and develop their own DPI technology, saving significant time and resources while enabling them to more effectively compete in their market space.  NAVL enables us to achieve indirect market share in the DPI market by supplying embedded solutions with our DPI engine.  The market for DPI products was $852.0 million in 2014 and, according to Infonetics Research, is expected to grow to just under $2.0 billion by 2019.

Customer Experience Management (“CEM”) Market

In 2014, we launched two significant products that increase our total addressable market: RAN Perspectives and our Insights Product Family.  RAN Perspectives is a Subscriber Identity Module, or SIM-based applet, that a mobile operator can deploy on devices connected to their network.  The applet will report the subscriber’s location and the signal strength and quality that their device has with the mobile network.  This enables our solutions to have real-time location awareness and visibility into the Radio Access Network, or RAN, to complement our existing visibility into the broadband data network.  By combining these two intelligence metrics, we are now competing in the CEM, market with companies such as Gigamon, NetScout, Ericsson, Huawei and other larger telecom vendors.  MarketsandMarkets forecasts the CEM market to grow from $3.77 billion in 2014 to $8.39 billion in 2019.  This represents a CAGR of 17.3% from 2014 to 2019.

Index
Telecom Big Data Analytics Market

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

These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Index
Revenue

Revenue for the three months ended March 31, 2015 and 2014 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Increase/ (Decrease)

Net product revenue	$15,172	$9,504	60%
Net support revenue	5,331	5,037	6%
Total revenue	$20,503	$14,541	41%

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

Total product revenue in the three months ended March 31, 2015 was $15.2 million and increased 60%, compared with $9.5 million in the three months ended March 31, 2014. The increase in product revenue in the three months ended March 31, 2015 compared to the comparable prior year period reflected growth in sales from tier-one service provider customers in international markets, including Europe, the Middle East and Asia-Pacific.

Support revenue for the three months ended March 31, 2015 was $5.3 million, an increase of 6%, compared to the three months ended March 31, 2014.  The increase in support revenue was due to a $0.1 million increase in support service revenue and a $0.2 million increase in professional service revenue.  These increases reflected the continued expansion of the installed base of our product to which we have sold ongoing support services, and a higher level of professional service project completions. Total support revenue fluctuates over time depending on the number of new customers, support renewals from continuing customers, and completed professional service projects during the period.

For the three months ended March 31, 2015, revenue from Itochu Techno-Solutions Corp. represented 14% of net revenue, British Telecommunications plc represented 13% of net revenue, and Shaw Communications, Inc. and one other customer each represented 11% of net revenue with no other single customer accounting for more than 10% of net revenue.  For the three months ended March 31, 2014, no customer accounted for more than 10% of net revenue.

Sales made to customers located outside the United States as a percentage of total net revenues were 86% and 80% for the three months ended March 31, 2015 and 2014, respectively.

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

The following table presents the breakdown of cost of sales by category for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Increase/ (Decrease)
Product costs	$7,155	$5,091	41%
Percent of net product revenue	47%	54%

Support costs	$1,238	$1,066	16%
Percent of net support revenue	23%	21%

Total cost of sales	$8,393	$6,157	36%
Percent of total net revenue	41%	42%

Index
Total cost of sales in the three months ended March 31, 2015 increased by $2.2 million, compared to the three months ended March 31, 2014.  Cost of sales as a percentage of revenue decreased by 1 percentage point for the three months ended March 31, 2015, compared to the same period in the prior year.  The increase in cost of sales in the first quarter of 2015 primarily reflected an increase in material costs associated with an increase in product sales.  The decrease in cost of sales as a percentage of revenue was primarily due to higher margin earned on product sales in the three months ended March 31, 2015 as compared to the corresponding period of 2014.  Stock-based compensation recorded to cost of sales in each of the three months ended March 31, 2015 and 2014 was $0.1 million.

Gross Profit

Gross profit for the three months ended March 31, 2015 and 2014 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Increase

Gross profit	$12,110	$8,384	44%
Percent of total net revenue	59%	58%

Our total gross profit margin for the three months ended March 31, 2015 increased by 1 percentage point, compared to the three months ended March 31, 2014.  The increase resulted from higher margins earned on product sales in the three months ended March 31, 2015 and the absence of severance costs associated with our cost reduction efforts, which totaled $0.2 million in the three months ended March 31, 2014. On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles and cost reduction efforts, the gross margin rate for the three months ended March 31, 2015 was 60%, as compared to 62% for the three months ended March 31, 2014.  (See page 28 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Our gross margin rate in any given period is impacted by the product mix in that period, and we expect variability in our gross margin rate to continue in the future.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Increase/ (Decrease)

Research and development	$3,431	$4,548	(25)%
Sales and marketing	7,159	6,877	4%
General and administrative	4,217	3,110	36%
Total	$14,807	$14,535	2%

In the three months ended March 31, 2015, our total operating expenses increased primarily due to higher general and administrative expenses, reflecting an increase in business development costs associated with our strategic review process.  This increase was offset by a decrease in research and development expense resulting from lower employee compensation and product development costs.  On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles, cost reduction efforts, deferred compensation and business development expenses, operating expenses in the three months ended March 31, 2015 were $12.5 million, a decrease of $0.3 million as compared to $12.8 million in the three months ended March 31, 2014.  This decrease was due mainly to reduced research and development expenses associated with lower non-recurring engineering and new prototype costs, partially offset by higher sales and marketing expenses, primarily commissions associated with higher revenue.  (See page 28 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Index
Research and Development

Research and development expenses include costs associated with personnel focused on the development or improvement of our products, prototype materials, initial product certifications, testing equipment and software costs.  Research and development costs include sustaining and enhancement efforts for products already released and development costs associated with planned new products.  Research and development expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Increase

Research and development	$3,431	$4,548	(25)%
As a percentage of net revenue	17%	31%

Research and development expenses for the three months ended March 31, 2015 decreased by $1.1 million, compared to the three months ended March 31, 2014, as a result of a decrease in employee compensation costs of $0.5 million, the absence of severance costs associated with our cost reduction efforts of $0.2 million in the three months ended March 31, 2014, and lower product development costs of $0.4 million relating to non-recurring engineering and testing of new products.  Stock-based compensation recorded to research and development expenses in each of the three months ended March 31, 2015 and 2014 was $0.4 million.  Research and development expenses as a percentage of revenue decreased by fourteen percentage points from the three months ended March 31, 2014, reflecting the decrease in research and development expense on higher revenue.  On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and deferred compensation, research and development expenses for the three months ended March 31, 2015 were $3.1 million, a decrease of $0.8 million compared to $3.9 million in the three months ended March 31, 2014, as a result of the decrease in employee compensation and product development costs.  (See page 28 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Sales and Marketing

Sales and marketing expenses primarily include personnel costs, sales commissions and marketing expenses, such as trade shows, channel development and literature.  Sales and marketing expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Increase

Sales and marketing	$7,159	$6,877	4%
As a percentage of net revenue	35%	47%

Sales and marketing expenses for the three months ended March 31, 2015 increased by $0.3 million, compared to the three months ended March 31, 2014.  The increase reflected higher commission expense of $0.6 million on the higher level of revenue offset by a $0.3 million decrease in other compensation related expenses.  Stock-based compensation recorded to sales and marketing expenses in the three months ended March 31, 2015 and 2014 was $0.3 million and $0.4 million, respectively.   Sales and marketing expenses as a percentage of revenue decreased by twelve percentage points from the three months ended March 31, 2014 as the increase in revenue was greater than the increase in sales and marketing expense.  On a non-GAAP basis, after adjusting for stock-based compensation, amortization of intangibles, cost reduction efforts and deferred compensation, sales and marketing expenses for the three months ended March 31, 2015 were $6.8 million, which is an increase of $0.5 million, compared to $6.3 million in the three months ended March 31, 2014.  The increase primarily reflected the higher commissions earned in the three months ended March 31, 2015. (See page 28 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Index
General and Administrative

General and administrative expenses consist primarily of personnel and facilities costs related to our executive and finance functions and fees for professional services.  Professional services include costs for legal advice and services, accounting and tax professionals, independent auditors and investor relations. General and administrative expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Decrease

General and administrative	$4,217	$3,110	36%
As a percentage of net revenue	21%	21%

General and administrative expenses for the three months ended March 31, 2015 increased by $1.1 million, compared to the three months ended March 31, 2014, due to $1.2 million in business development costs comprised of legal, investment banking fees and consultation costs primarily associated with our strategic review process resulting in entering into the Merger Agreement with Francisco Partners.  In connection with the proposed Merger, we entered into retention agreements with certain of our employees, excluding our CEO and CFO, to retain their services through the completion of the Merger.  We expect that in 2015, general and administrative expenses will increase as a result of the merger-related transaction costs associated with the Merger Agreement with Francisco Partners.  Stock-based compensation recorded to general and administrative expense in each of the three months ended March 31, 2015 and 2014 was $0.4 million.  General and administrative expenses as a percentage of revenue remained unchanged for the three months ended March 31, 2015, compared to the corresponding period in 2014 as the increase in general and administrative expense corresponded with increased revenue.  On a non-GAAP basis, after adjusting for stock-based compensation, cost reduction efforts and business development costs, general and administrative expenses for the three months ended March 31, 2015 were $2.6 million, which is a decrease of $0.1 million as compared to $2.7 million in the three months ended March 31, 2014.  (See page 28 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure and other important information.)

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014	Increase
	($ in thousands)

Interest and other income (expense), net	$(591)	$28	(2,211)%

Interest and other income expense, net increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase in foreign currency losses associated with the weakening of foreign currencies against the U.S. dollar.

Provision (Benefit) from Income Taxes

	Three Months Ended March 31,
	2015	2014	Decrease
	($ in thousands)

Provision (benefit) from income taxes	$11	$(147)	107%

We are subject to taxation primarily in the U.S., Australia, Canada, Japan, Singapore and Sweden, as well as in a number of U.S. states, including California.  The tax provision for the three months ended March 31, 2015 primarily reflects state taxes and earnings taxed in foreign jurisdictions.

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

Index
A reconciliation of unaudited non-GAAP financial measures to the most directly comparable GAAP financial measure, net loss, is as follows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Sales:
Product sales	$15,172	$9,504
Support sales	5,331	5,037
Total sales	20,503	14,541
Cost of sales:
Product cost of sales, GAAP	7,155	5,091
Non-GAAP adjustments:
Stock-based compensation (1)	(9)	(15)
Amortization of intangibles (2)	(182)	(262)
Cost reduction efforts (3)	—	(237)
Product cost of sales, non-GAAP	6,964	4,577
Support cost of sales, GAAP	1,238	1,066
Non-GAAP adjustments:
Stock-based compensation (1)	(102)	(82)
Support cost of sales, non-GAAP	1,136	984
Total cost of sales, non-GAAP	8,100	5,561

Gross profit, non-GAAP	12,403	8,980

Operating expenses:
Research and development, GAAP	3,431	4,548
Non-GAAP adjustments:
Stock-based compensation (1)	(359)	(388)
Cost reduction efforts (3)	—	(206)
Deferred compensation (4)	—	(65)
Research and development, non-GAAP	3,072	3,889
Sales and marketing, GAAP	7,159	6,877
Non-GAAP adjustments:
Stock-based compensation (1)	(297)	(408)
Amortization of intangibles (2)	(43)	(113)
Cost reduction efforts (3)	—	(74)
Sales and marketing, non-GAAP	6,819	6,282
General and administrative, GAAP	4,217	3,110
Non-GAAP adjustments:
Stock-based compensation (1)	(440)	(420)
Cost reduction efforts (3)	—	(27)
Business development expenses (5)	(1,191)	—
General and administrative, non-GAAP	2,586	2,663
Total operating expenses, non-GAAP	12,477	12,834

Loss from operations, non-GAAP	(74)	(3,854)

Interest and other income (expense), net	(591)	28

Income tax provision (benefit)	11	(147)
Non-GAAP adjustments (6):	—	179
Income tax provision, non- GAAP	11	32
Non-GAAP net loss	$(676)	$(3,858)

Non-GAAP net loss per common share – diluted	$(0.03)	$(0.19)

Weighted average number of shares used in per share calculation-diluted	20,674	20,329

Reconciliation of net income (loss):
U.S. GAAP as reported	$(3,299)	$(5,976)
Non-GAAP adjustments:
Stock-based compensation (1)	1,207	1,313
Amortization of intangibles (2)	225	375
Cost reduction efforts (3)	—	544
Deferred compensation (4)	—	65
Business development expenses (5)	1,191	—
Income tax provision, non-GAAP (6)	—	(179)
As adjusted	$(676)	$(3,858)

Reconciliation of diluted net income (loss) per share:
U.S. GAAP as reported	$(0.16)	$(0.29)
Non-GAAP adjustments:
Stock-based compensation (1)	0.06	0.06
Amortization of intangibles (2)	0.01	0.02
Cost reduction efforts (3)	—	0.03
Deferred compensation (4)	—	—
Business development expenses (5)	0.06	—
Income tax provision, non-GAAP (6)	—	(0.01)
As adjusted	$(0.03)	$(0.19)

Shares used in computing diluted net loss per share:
Diluted	20,674	20,329

Index
(1)	Stock-based compensation expense is calculated in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718.
(2)	Amortization expense associated with intangible assets acquired in the acquisition of Vineyard in January 2013.
(3)	Severance and other employee-related costs in connection with our cost-reduction efforts.
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

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

The following table summarizes the changes in our cash balance for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net cash provided by operating activities	$5,467	$475
Net cash used in investing activities	(746)	(58,437)
Net cash provided by (used in) financing activities	(102)	69
Effect of exchange rate changes on cash and cash equivalents	556	(4)
Net increase (decrease) in cash and cash equivalents	$5,175	$(57,897)

During the three months ended March 31, 2015, we generated $5.5 million in cash from operating activities as compared to $0.5 million in cash generated for the three months ended March 31, 2014.  Cash provided by operating activities during the three months ended March 31, 2015 primarily consisted of net working capital sources of cash of $6.1 million and non-cash charges of $2.7 million, offset by our net loss of $3.3 million. Working capital sources of cash mainly consisted of a decrease in accounts receivable of $5.4 million due to strong collections and a $2.8 million increase in deferred revenues due to increased deferred support revenue, reflecting new support contracts on higher product sales and renewals of existing support contracts. Working capital uses of cash consisted primarily of a decrease in accounts payable of $1.8 million associated with payments on inventory purchases and an increase in inventory of $0.7 million associated with anticipated product sales.  Non-cash charges consisted primarily of stock-based compensation of $1.2 million, amortization of intangible assets of $0.2 million, amortization of premium on investments of $0.2 million, depreciation expense of $0.7 million and the provision for excess and obsolete inventory of $0.4 million.

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

Index
Net cash used in investing activities of $0.7 million during the three months ended March 31, 2015 consisted of purchases of short-term investments of $18.9 million and fixed assets of $0.6 million offset by proceeds from maturities of short-term investments of $18.8 million.

Net cash used in investing activities of $58.4 million during the three months ended March 31, 2014 consisted of purchases of short-term investments of $64.6 million offset by proceeds from maturities of short-term investments of $7.0 million and equipment purchases primarily of lab and testing equipment for use in research and development of $0.8 million.

Net cash used in financing activities of $0.1 million during the three months ended March 31, 2015 consisted of funds paid for employee taxes associated with restricted stock units withheld.

Net cash provided by financing activities of $0.1 million during the three months ended March 31, 2014 consisted of proceeds from the exercise of stock options.

Our cash, cash equivalents and short-term investments at March 31, 2015 consisted of bank deposits with third party financial institutions, money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.  Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase.  Short-term investments have a remaining maturity of greater than three months at the date of purchase and the portfolio of short-term investments have a weighted average maturity of less than one year.  All investments are classified as available for sale.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet items as described by Item 303(a)(4) of Regulation S-K.  We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provide us with financing, liquidity, market risk or credit risk support.

Contractual Obligations

We lease facility space under non-cancelable operating leases in California, Canada and Sweden that extend through 2024. The details of these contractual obligations are further explained in Note 10 of the Notes to Condensed Consolidated Financial Statements.

We use third-party suppliers to assemble and test our hardware products.  In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, our agreements with some of these suppliers allow them to procure long lead-time component inventory based on rolling production forecasts provided by us.  We may be contractually obligated to purchase long lead-time component inventory procured by certain suppliers in accordance with our forecasts.  In addition, we issue purchase orders to our third-party suppliers that may not be cancelable at any time.  As of March 31, 2015, we had open non-cancelable purchase orders amounting to approximately $11.4 million, primarily with our third-party suppliers.

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. Dollars, Swedish Krona, British Pounds, Australian Dollars, Canadian Dollars and the Euro.  We incur operating expenses in U.S. Dollars, Swedish Krona and Canadian Dollars.  Therefore, we are subject to fluctuations in these foreign currency exchange rates.  To date, exchange rate fluctuations have not had a material impact on our revenues, operating results and cash flows, and we have not used derivative instruments to hedge our foreign currency exposures.  However, the effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and the directional change against the U.S. Dollar.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling approximately $107.7 million at March 31, 2015.  Cash equivalents and short-term investments are composed of money market funds, U.S. agency securities, commercial paper and corporate bonds.  Our investment policy requires investments to be of high credit quality, primarily rated A/A2, with the objective of minimizing the potential risk of principal loss.  Short-term investments generally have an effective maturity of less than one year and are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).  Because of the short weighted average maturity of our investment portfolio at March 31, 2015, we believe that the fair value of our investment portfolio would not be significantly impacted by either a hypothetical 100 basis point increase or decrease in market interest rates.  If hypothetical market interest rates increased by 100 basis points, we may incur $0.4 million of unrealized loss.  If hypothetical market interest rates decreased by 100 basis points, we may incur $0.2 million of unrealized gain.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements under the caption “Litigation Relating to the Company’s Pending Merger with Francisco Partners” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

We are at times involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.  Although it is not possible to predict with certainty the outcome of litigation, we do not believe that any of the other current pending legal proceedings to which we are a party or to which any of our property is subject will have a material impact on our results of operations or financial condition.

Item 1A.	Risk Factors

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or the SEC, on March 13, 2015.

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

Furthermore, we have only recently launched many of our products and services on a worldwide basis, and we are continuing to develop relationships with distribution partners and otherwise exploit sales channels in new markets.  Therefore, investors should consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, which include the following:

•	successfully introducing new products and entering new markets;
•	successfully servicing and upgrading new products once introduced;
•	increasing brand recognition;
•	developing strategic relationships and alliances;
•	managing expanding operations and sales channels;
•	successfully responding to competition; and
•	attracting, retaining and motivating qualified personnel.

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

Index
For the three months ended March 31, 2015, revenue from Itochu Techno-Solutions Corp. represented 14% of net revenue, British Telecommunications plc represented 13% of net revenue, and revenue from Shaw Communications, Inc. and one other customer each represented 11% of net revenue with no other single customer accounting for more than 10% of net revenue.  For the three months ended March 31, 2014, no customer accounted for more than 10% of net revenue.

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

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last three years, our gross profit margin has fluctuated from 49% for the three months ended September 30, 2013 to 63% for the three months ended September 30, 2014. Factors that may cause our gross margins to fluctuate include customer and product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, decreases in average selling prices of our products, our ability to successfully develop new products and our ability to manage manufacturing, labor and materials costs. A higher proportion of hardware sales versus software and service revenue in any period generally results in a lower gross profit margin for that period. In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share. Forecasting our gross margins is difficult due to our lengthy sales cycle, particularly with respect to larger customers, and our revenue recognition practices. Because our gross profit margins may fluctuate materially from period to period, or decline over time, the price of our common stock may decline.

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

We had an accumulated deficit of $97.3 million as of March 31, 2015. We may incur losses from operations in future periods.  The profitability we achieved in the years ended December 31, 2012 and 2011 were the first in our history and may not be indicative of profitability in future periods.  In addition, our sales and marketing, research and development and certain other costs have been increasing in recent years and we may not be able to manage this growth in costs effectively.  Any losses incurred in the future may result from increased costs related to continued investments in sales and marketing, product development and administrative expenses and/or less than anticipated revenues.  Furthermore, if our revenue growth does not continue or is slower than anticipated, or our operating expenses exceed expectations, our results of operations and financial condition may be adversely affected.

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

We market and sell our products throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with companies that are located outside the United States, particularly in Europe and Asia.  Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	trade and foreign exchange restrictions;
•	foreign currency exchange fluctuations;
•	economic or political instability in foreign markets;
•	greater difficulty in enforcing contracts, accounts receivable collections and longer collection periods;
•	changes in regulatory requirements;
•	difficulties and costs of staffing and managing foreign operations;
•	the uncertainty and limitation of protection for intellectual property rights in some countries;
•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•
costs of complying with U.S. laws and regulations for foreign operations, including import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

Index
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

Our financial results may be materially affected by non-cash and other accounting charges. Such accounting charges may include:

•	amortization of intangible assets, including acquired product rights;
•	impairment of goodwill and intangible assets;
•	stock-based compensation expense; and
•	impairment of long-lived assets.

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

For each of the years ended December 31, 2014, 2013 and 2012, we did not identify any material weaknesses in our internal controls.

Index
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

A number of factors may negatively impact our level of cash availability and working capital requirements, including, without limitation:

•	lower than anticipated revenues;
•	higher than expected cost of goods sold or operating expenses;
•	our inability to liquidate short-term investments; or
•	the inability of our customers to pay for the goods and services ordered.

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

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the “net neutrality” rules adopted by the FCC in December 2010 governing the operating practices of U.S. broadband service providers.  The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for U.S. broadband service providers: (1) a prohibition on preventing end-user customers from accessing lawful content or running applications of their choice over the Internet and from connecting and using devices that do not harm the network; (2) a requirement to treat lawful content, applications and services in a nondiscriminatory manner; and (3) a transparency requirement compelling the disclosure of network management policies.  The court struck down the anti-blocking and nondiscrimination provisions of the rules but upheld the transparency requirement.  The court also found that the FCC has the statutory authority to impose such rules so long as they do not contravene other express statutory mandates.  On May 15, 2014, the FCC adopted a Notice of Proposed Rulemaking that proposed new rules regarding anti-blocking and nondiscrimination, or Open Access NPRM, and sought public comment on whether and by how much the FCC should tighten regulation of Internet service providers.  On February 26, 2015, the FCC broadly adopted the new rules pursuant to the Open Access NPRM.  The FCC justified its legal authority to adopt the new rules by, among other things, reclassifying broadband Internet access as a common carrier service subject to the FCC’s general authority under Title II of the Communications Act and relying on Section 706 of the Telecommunications Act of 1996.  The FCC released the order and published the rules in the Federal Register on April 13, 2015, and they will not be effective until June 12, 2015, 60 days after the publication.  However, the new rules adopted by the FCC have already been challenged in court, and there is no certainty as to how a court will rule and whether these lawsuits may delay the effectiveness of the rules.   Any rules or legislative actions ultimately adopted and effective under the banner of “net neutrality” could interfere with U.S. broadband service providers’ ability to reasonably manage and invest in their U.S. broadband networks, and could adversely affect the manner and price of providing broadband service.  As a result, U.S. broadband service providers may lessen their capital investments in their networks and we may have fewer opportunities to sell our products to both current and prospective customers, and our opportunity for continued revenue growth could be adversely impacted.  In addition, the new rules adopted by the FCC could influence net neutrality rulemaking by international regulatory bodies, further affecting our opportunity for revenue growth.  If our revenue growth slows or our revenues decrease, our results of operations and our financial condition also may be adversely impacted.

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

Factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;
•	announcements of technology innovations by our competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the network control and management industry;
•	the acceptance by institutional investors of our stock;
•	rumors, announcements or press articles regarding our operations, management, organization, financial condition or financial statements; or
•	the gain or loss of a significant customer.

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

Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may have the effect of preserving our current management or may impact our stockholders’ ability to control our Company, such as:

•	authorizing the issuance of “blank check” preferred stock with rights senior to those of our common stock, without any need for action by stockholders;
•	eliminating the ability of stockholders to call special meetings of stockholders;
•	restricting the ability of stockholders to take action by written consent, which requires stockholder action to be taken at an annual or special meeting of stockholders;
•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and
•	prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.

Index
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

We are authorized to issue up to 32.5 million shares of common stock and 15.0 million shares of preferred stock. Our Board of Directors has the authority, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient.  In addition, in connection with our acquisition of Vineyard, we issued an aggregate of 825,060 shares of our common stock to the former shareholders of Vineyard. If we were to issue equity securities as all or part of the purchase price for any future acquisitions, the issuance of such equity securities would have a dilutive effect on our existing stockholders.  Additionally, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted.  At March 31, 2015, there were 20,782,000 shares of our common stock outstanding, and outstanding stock options to purchase 1.7 million shares of our common stock, of which options to purchase 412,000 shares of our common stock were granted to new employees in connection with our acquisition of Vineyard in January 2013.  As of March 31, 2015, we had outstanding restricted stock awards and restricted stock units with respect to 543,000 shares of our common stock.  At March 31, 2015, we had an authorized reserve of 224,000 shares of common stock, which we may grant as stock options, restricted stock, restricted stock units or other equity awards pursuant to our existing equity incentive plan.

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

Risks Related to our Pending Merger with Francisco Partners

*Our proposed Merger with affiliates of Francisco Partners is subject to a number of conditions beyond our control. Failure to complete the merger within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.

On April 21, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KDR Holding, Inc., a Delaware corporation (“Parent”), and KDR Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are beneficially owned by affiliates of Francisco Partners IV, L.P. and Francisco Partners IVA, L.P. (collectively, “Francisco Partners”).

Pursuant to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) to purchase all of our outstanding shares of common stock, par value $0.001 per share (the “Shares”), at a price of $11.50 per Share, net to the seller thereof in cash, without interest (such amount, as it may be adjusted on the terms set forth in the Merger Agreement, the “Offer Price”), and subject to deduction for any required withholding of taxes. Pursuant to the terms of the Merger Agreement, Purchaser is obligated to commence the Offer as promptly as practicable, but in no event later than May 5, 2015.

Completion of the Merger is subject to certain conditions, including, among others: (i) the expiration or termination of the waiting period under any applicable antitrust laws; (ii) there having been validly tendered and not validly withdrawn prior to the expiration of the Offer that number of Shares representing one Share more than 50% of the total number of Shares thenoutstanding on a fully diluted basis; (iii) the absence of a material adverse effect with respect to our Company; and (iv) other customary conditions.

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or is delayed for any other reason, our business, results of operations and financial condition may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed Merger may require additional commitments of their time and resources;
•	we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed transaction;
•	we could potentially lose customers or vendors, new customer or vendor contracts could be delayed or decreased and we may have difficulty in hiring new employees;
•
we have agreed to restrictions set forth in the Merger Agreement on the conduct of our business prior to the consummation of the Merger, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities and otherwise harm our business, financial results and operations;

•
we have incurred and may continue to incur certain costs related to the Merger, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Merger is completed;

•	we may be required to pay a termination fee to Parent if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;
•	activities related to the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transaction does not occur; and
•	the non-consummation or delay in the Merger may provide a negative impression of our Company in the investment community.

Index
The occurrence of any of these events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

In addition, our stock price may fluctuate significantly based on announcements by us, Francisco Partners or other third parties regarding the proposed Merger.

*If the proposed Merger is not completed, we may consider other strategic alternatives that are subject to risks and uncertainties.

If the proposed Merger is not completed, our Board of Directors may consider and review various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking a minority investment from strategic or financial partners or attempting to implement a sale to either a strategic or financial buyer. These alternative transactions may involve additional risks to our business, including, among others, risks related to the diversion of our management’s attention and additional expenses, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables that may materially and adversely affect our business, results of operations and financial condition.

*The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no solicitation” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock. In addition, Francisco Partners has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or change its recommendation with respect to the Merger. Upon the termination of the Merger Agreement, including, in connection with a “superior proposal”, we may be required to pay Francisco Partners approximately $7.2 million as a termination fee.

These provisions could discourage a potential third party acquiror that might have an interest in acquiring all or a significant portion of our Company from considering or proposing that acquisition, even if it were prepared to pay a higher per Share price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price per Share to our stockholders than it might otherwise have proposed to pay because of the added expense of the $7.2 million termination fee that may become payable.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

*Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our Board of Directors may be deemed to have interests in the execution and delivery of the Merger Agreement and the Offer and the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our Board of Directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder.  As described in more detail below, these interests relate to or arise from, among other things:

•
the consideration to be received in respect of restricted Shares, vested options to purchase Shares and restricted stock unit awards held by our executive officers and members of our Board of Directors;

•
the receipt of certain payments and benefits to which certain executive officers may become entitled pursuant to such executive officers’ respective employment agreements and in connection with the completion of the Offer and the Merger; and

•	the right to continued indemnification and insurance coverage for our directors and executive officers following the completion of the Merger Agreement.

Index
*Lawsuits have been filed against us, the members of our Board, Francisco Partners, Parent and Purchaser challenging the Offer and the Merger, and an adverse judgment in such lawsuits, or any similar lawsuit, may prevent the transactions from being consummated or from being consummated within the expected timeframe.

As described in greater detail in Note 10 of the Notes to Condensed Consolidated Financial Statements under the caption “Litigation Relating to the Company’s Pending Merger with Francisco Partners” included in Part I, Item 1 of this Quarterly Report on Form 10-Q , we, the members of our Board, Francisco Partners, Francisco Partners Management, L.P., Parent and Purchaser have been named as defendants in several putative class action lawsuits, each of which has been filed in the Court of Chancery in the State of Delaware. Each lawsuit has been filed by our purported stockholders, on behalf of all of our stockholders, to challenge the proposed Offer, the Merger and the Merger Agreement. The plaintiffs are seeking, among other things, injunctive relief, rescission of the Offer, the Merger and the transactions contemplated thereby should they be consummated, damages, attorneys’ fees and other fees and costs. One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger shall have been issued by any governmental entity of competent jurisdiction in the United States. Consequently, if any of the plaintiffs in these lawsuits or in any other subsequently filed similar lawsuit is successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all. These lawsuits and any other subsequently filed similar lawsuits could also have a material adverse effect on our business, results of operations and financial condition.

We have obligations under certain circumstances to hold harmless and indemnify each of our directors and executive officers against judgments, fines, settlements and expenses related to claims against such directors and executive officers and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to any potential litigation. However, an unfavorable outcome in any lawsuit related to the Merger could prevent or delay the consummation of the Merger and result in substantial costs to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Index

Item 4.	Mine Safety and Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1*†
Agreement and Plan of Merger by and among KDR Holding, Inc., KDR Acquisition, Inc. and Procera Networks, Inc., dated as of April 21, 2015, filed as Exhibit 2.1 to our current report on Form 8-K filed on April 22, 2015 and incorporated herein by reference.

3.1*	Certificate of Incorporation, filed on June 13, 2013, filed as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Amended and Restated Bylaws, effective as of March 11, 2014, filed as Exhibit 3.1 to our current report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Previously filed.
† Certain schedules and exhibits to this agreement have been have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Procera agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procera Networks, Inc.

	By:	/s/ Charles Constanti
May 4, 2015		Charles Constanti, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

2.1*†
Agreement and Plan of Merger by and among KDR Holding, Inc., KDR Acquisition, Inc. and Procera Networks, Inc., dated as of April 21, 2015, filed as Exhibit 2.1 to our current report on Form 8-K filed on April 22, 2015 and incorporated herein by reference.

3.1*	Certificate of Incorporation, filed on June 13, 2013, filed as Exhibit 3.3 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
3.2*	Amended and Restated Bylaws, effective as of March 11, 2014, filed as Exhibit 3.1 to our current report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.
4.1*	Form of Common Stock Certificate, filed as Exhibit 4.1 to our current report on Form 8-K filed on June 14, 2013 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH.	XBRL Taxonomy Extension Schema
101.CAL XBRL	Taxonomy Extension Calculation Linkbase.
101.DEF XBRL	Taxonomy Extension Definition Linkbase.
101.LAB XBRL	Taxonomy Extension Label Linkbase.
101.PRE XBRL	Taxonomy Extension Presentation Linkbase.

*  Previously filed.
 † Certain schedules and exhibits to this agreement have been have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Procera agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.